Form 10-K
period 1993-12-31
NOBLE AFFILIATES INC
filed 1994-03-30
CIK 72207

T&K Draft of 3/25/94


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------


     (Mark One)                     FORM 10-K

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                         Commission file number: 0-7062


                             NOBLE AFFILIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                         73-0785597
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     110 West Broadway                                         73401
     Ardmore, Oklahoma
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

               Registrant's telephone number, including area code:
                                 (405) 223-4110


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of Each Exchange on
           Title of Each Class                           Which Registered
           -------------------                           ----------------

   Common Stock, $3.33-1/3 par value              New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X        No
                                                   ----          ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

     Aggregate market value of Common Stock held by nonaffiliates as of March 14, 1994: $1,065,252,298.

     Number of shares of Common Stock outstanding as of March 14, 1994:
49,943,530.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1)  1993 annual report to the shareholders - Parts I and II.
     (2)  Proxy statement for the 1994 annual meeting of shareholders -
          Part III.
     (3)  Form 10-K for the year ended December 31, 1991 - Part II.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
               Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . .   1
               Exploration Activities. . . . . . . . . . . . . . . . . . . .   2
               Production Activities . . . . . . . . . . . . . . . . . . . .   4
               Marketing . . . . . . . . . . . . . . . . . . . . . . . . . .   4
               Regulation and Risks. . . . . . . . . . . . . . . . . . . . .   5
               Competition . . . . . . . . . . . . . . . . . . . . . . . . .   6
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  12

          Executive Officers of the Registrant . . . . . . . . . . . . . . .  12

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  13

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  14

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . .  14

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.. . . . . . . . . . . . . . . . . . . . . . .  14

Item 10.  Directors and Executive Officers of the Registrant.. . . . . . . .  14

Item 11.  Executive Compensation.. . . . . . . . . . . . . . . . . . . . . .  14

Item 12.  Security Ownership of Certain Beneficial Owners and Management.. .  14

Item 13.  Certain Relationships and Related Transactions.. . . . . . . . . .  14

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  15

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     Noble Affiliates, Inc. is a Delaware corporation organized in 1969. The Registrant is principally engaged, through its subsidiaries, in the exploration for and production of oil and gas. In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries.

OIL AND GAS

     The Registrant's wholly owned subsidiary, Samedan Oil Corporation ("Samedan"), has been engaged in the exploration for and production of oil and gas since 1932. Samedan conducts its exploration and production operations throughout the major basins in the United States, including the Gulf of Mexico, and in foreign jurisdictions, primarily in Canada and Africa. For information regarding Samedan's oil and gas properties, see "Item 2 - Properties - Oil and Gas" on pages 7 through 11 of this report.

     In this report, unless the context otherwise requires, Samedan refers to Samedan Oil Corporation and its subsidiaries. In this report, quantities of oil are expressed in barrels ("bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf").

     ACQUISITIONS

     During 1993, Samedan spent approximately $418.5 million in proved property acquisitions. Of the $418.5 million in acquisitions, two of the transactions totalling $405.0 million were purchases of proved oil and gas properties from Freeport-McMoRan, Inc. ("Freeport-McMoRan") and FM Properties Operating Co. ("FMPO"). In July 1993, Samedan acquired from Freeport-McMoRan and FMPO for $100,000,000 all their interests (an approximate 70 percent working interest) in East Cameron blocks 320, 331 and 332, which are located in federal waters offshore Louisiana. The blocks contain seven suspended oil and gas wells, and as of June 30, 1993, these properties had estimated proved undeveloped reserves of 4.3 million bbls of oil and 76.6 Bcf of gas. Production facilities for these properties are under construction. Such facilities will be capable of handling gross production of 10,000 bbls of oil and 100 MMcf of gas per day.
Installation of the production facilities is expected to occur in late 1994.

     In October 1993, Samedan acquired substantially all the remaining oil and gas properties from FMPO for $305,000,000. Such acquisition included 40 producing blocks in the Gulf of Mexico and three oil and gas fields onshore in the United States.

     At year end 1993, the Gulf of Mexico blocks were producing 1,800 bbls of oil and 80 MMcf of gas per day, primarily from three fields: Mississippi Canyon 365 (67 percent working interest), South Pass 83 (61 percent working interest) and Vermilion 161/162 (40 percent working interest).

     The onshore fields included in the acquisition consist of two gas fields and one oil field. The Bowdoin gas field is located in Phillips and Valley Counties, Montana. The field, which Samedan operates, is 50 miles long and 25 miles wide and contains approximately 550 wells which produce from a shallow, low pressure formation. Samedan's working interest is approximately 57 percent. Production from the field is sold to KN Energy, Inc. under a gas purchase contract having a term coexistent with the life of the field at prices currently above the spot market. The contract provides for the sale of 10.5 MMcf of gas per day at a price which was $3.34 per Mcf in December 1993, and increases each month thereafter by four-tenths of one percent to a maximum of $6.75 per Mcf. Samedan estimates the field, which is producing at a rate of 10.5 MMcf of gas per day net to Samedan's interest, has a reserve life in excess of 37 years.

     The Niobrara gas area is located in northeastern Colorado and northwestern Kansas, and the wells in which Samedan acquired an interest were producing at year end 1993 approximately 8 MMcf of gas per day net to Samedan's interest. Samedan's working interest in the area is approximately 62 percent.

     Samedan also acquired a 50 percent non-operating working interest in the South Belridge oil field in Kern County, California. The field produces oil from two separate zones, the Diatomite, which is under waterflood, and the Tulare, which is a steamflood operation. Production from the unit is approximately 2,660 bbls per day net to Samedan's interest.

     Also in 1993, Samedan spent $4.4 million on acquisitions of unproved properties. These properties were acquired primarily through domestic onshore lease acquisitions, various offshore lease sales and Canadian land sales.

     EXPLORATION ACTIVITIES

     Samedan, by itself or through various arrangements with others, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities, including geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired such exploration rights.

     Samedan has been engaged in exploration and development of oil and gas reserves in federal and state waters offshore Texas and Louisiana since 1968 and has remained active in these areas of the Gulf of Mexico throughout the past 25 years during which it has drilled, or participated in the drilling of (through December 31, 1993), 595 gross wells. In 1993, Samedan drilled or participated in the drilling of 12 exploratory wells (5.7 net) and 22 development wells (7.3 net) in federal and state waters offshore Texas and Louisiana. Of the 34 gross wells drilled, 22 (9.2 net) were completed as productive wells and 12 (3.8 net) were abandoned as dry holes. The Registrant intends to remain active in these areas of the Gulf of Mexico. As of December 31, 1993, the Registrant had 44 undrilled leases in the Gulf of Mexico, with expiration dates ranging from 1994 to 1998, in which the Registrant currently intends to conduct future exploration activities.

     The following paragraphs in this "Exploration Activities" section describe significant domestic activities in 1993.

     GULF OF MEXICO. Samedan encountered a multi-pay oil and gas discovery on its 44 percent owned Vermilion 371 block, located offshore Louisiana in 297 feet of water. The discovery well logged four potential hydrocarbon-bearing zones, three of which were tested. On a combined basis, the well flowed 2,119 bbls of oil and condensate and 9.3 MMcf of gas per day. The second well was drilled 4,950 feet to the southeast of the discovery well and logged 102 feet of oil and gas/condensate pay sands in four zones. The third well on the property was drilled 5,350 feet to the northwest of the discovery well and logged 131 feet of oil and gas/condensate pay sands in five zones. A fourth well is scheduled to be drilled during the first quarter of 1994. Production facilities are being designed for the property and initial production is projected for 1995.

     An oil discovery was made and subsequent confirmation wells were drilled on Samedan's 50 percent owned Vermilion 332 block located in 217 feet of water offshore Louisiana. Pay thickness, flow rates and other technical data have not been disclosed.

     Offshore Texas, at Brazos 531, Samedan logged 44 feet of gas pay 2,550 feet north of a discovery well drilled by the offset lease operator. The offset well tested 9.2 MMcf of gas per day. A mutually agreed upon production unit is being formed by the Company and the offset lease owners to efficiently develop and produce the reservoir. The Company estimates it will own an approximate
25 percent working interest in the unit with first production projected for the fourth quarter of 1994.

     Production facilities were in place at year end 1993 on Samedan's South Timbalier 68 #1 well. Samedan owns a 100 percent working interest in the well until payout is attained. Thereafter, Samedan will own a

35 percent working interest in the well until 10 Bcf of gas are produced at which time Samedan's interest will be reduced to 10 percent. The well is expected to commence production in the first quarter of 1994 at an estimated rate of 2,000 bbls of oil and 1.5 MMcf of gas per day.

     Development operations are under way and production is expected to commence at varying times throughout 1994 on the following properties: High Island A-547 (100 percent working interest), High Island A-281 (83 percent working interest), High Island A-376 (8 percent working interest), High Island A-417 (50 percent working interest), Brazos 413 (17 percent working interest), Brazos A-51 (50 percent working interest) and Matagorda Island 638 (8 percent working interest), located offshore Texas; and South Marsh Island 232 (80 percent working interest), West Cameron 445 (100 percent working interest) and Ship Shoal 315 (25 percent working interest), located offshore Louisiana.

     DOMESTIC ONSHORE. Samedan drilled an oil discovery well on its Creek Butte Prospect in Roosevelt County, Montana. The Harmon 41-18 well was completed at a rate of 376 bbls of oil per day from the Nisku formation. Additional drilling is scheduled for 1994.

     Samedan formed a waterflood unit in its Six Mile South prospect in Beaver County, Oklahoma during 1993. Samedan operates the unit with an 82 percent working interest. Samedan is currently injecting 3,100 barrels of water per day into the formation and expects oil production response to occur by the third quarter of 1994. Peak oil production from the unit is expected to be approximately 700 bbls per day.

     In 1993, Samedan continued its infill drilling program in three of its waterflood oil producing units. Three wells were drilled in 1993 on Samedan's
74.7 percent owned Wildcat Jim Penn Unit in southern Oklahoma, which added approximately 80 bbls of oil production per day. Total unit oil production at year end 1993 was 894 bbls per day. Samedan also drilled in 1993 six infill wells in its 56.4 percent owned North Alma Penn Unit, also located in Southern Oklahoma, which added approximately 300 bbls of oil production per day. Total unit oil production at year end 1993 was 1,389 bbls per day. During 1993, Samedan drilled four infill wells in its 56.8 percent owned South Central Robertson Unit located in Gaines County, Texas, which added approximately 250 bbls of oil production per day. Total unit oil production at year end 1993 was 3,050 bbls per day.

     The following paragraphs in this "Exploration Activities" section describe significant international activities in 1993.

     CANADA. During 1993, Samedan Oil of Canada, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Canada"), participated in 13 exploratory wells (6.4 net) and 15 development wells (4.0 net) with interests ranging from 12 to 100 percent. A total of 13 wells (3.7 net) were successfully completed in 1993.

     In 1993, Samedan-Canada participated with a 14 percent working interest in drilling three horizontal wells in its Meekwap oil field in Alberta Province. The wells were successfully completed and flowing approximately 3,300 bbls of oil per day at year end 1993. Samedan-Canada anticipates two to four additional horizontal wells could be drilled in the field during 1994.

     In Alberta Province, Samedan-Canada successfully completed its Nevis 4-30 well in its Gadsby Lake Prospect. The well is capable of producing 1,200 bbls of oil per day, which is substantially in excess of the amount allowed by regulations. Samedan-Canada expects allowable production in 1994 from the well to be approximately 50 bbls of oil per day. Samedan-Canada owns a 100 percent working interest in the well.

     At year end 1993, Samedan-Canada was installing a 12-mile pipeline to connect its Evening Star gas wells to the sales system. First production is expected during the first quarter of 1994 at a rate of approximately 1 MMcf of gas per day, net to Samedan-Canada's interest.

     TUNISIA. During 1993, Samedan of Tunisia, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Tunisia") participated in two exploratory wells (.9 net). Samedan-Tunisia drilled a dry hole on its 50 percent owned LaMarsa Prospect and also drilled a dry hole on its 40 percent owned Tazerka Field in 1993.

     During the year, the Tazerka oil field, which Samedan-Tunisia operates, produced an average of 1,835 bbls of oil per day (642 net to Samedan-Tunisia) from five wells. Production from the field is stored in a floating production and storage unit, capable of holding 1.4 million bbls of oil, anchored on the property.

     Samedan-Tunisia is currently planning to drill during 1994 two development wells on its Isis Concession and one exploratory well on its Cap Bon Marin exploration permit, all offshore Tunisia. Samedan's interests in the Isis Concession and Cap Bonn Marin permit are 40 percent and 50 percent, respectively.

     WEST AFRICA. Samedan of North Africa, Inc., a wholly-owned subsidiary of Samedan ("Samedan-North Africa"), owns a 30 percent working interest in the Alba Field located in a 500,000 gross acre contract area northwest of Bioco Island in the Atlantic Ocean offshore Equitorial Guinea. During 1993, production from the Alba Field averaged 4,713 barrels of condensate per day from two wells. Production facilities were expanded during 1993 to accommodate gross condensate production of up to 7,200 bbls per day. Samedan-North Africa did not engage in any drilling during 1993.

     INDONESIA. Samedan Oil of Indonesia, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Indonesia"), owns a 15 percent working interest in a permit covering approximately 747,000 gross acres in the East Java Sea, offshore Indonesia. Development of the Camar Field, following extensive drilling and testing of numerous wells from 1982 through 1989, was completed in 1991. Production peaked at approximately 9,872 bbls per day in late 1991 before declining to 2,700 bbls per day at year end 1993, which is below the economic limits due to high operational costs. At year end 1993, the operator was making preparations to mothball or abandon the field. The oil reserves and related costs attributable to the Company's interest in the Camar Field were essentially written off during 1993.

     PRODUCTION ACTIVITIES

     As of December 31, 1993, Samedan owned approximately 1,809 net producing oil and gas wells in the United States and Canada and approximately 4 net producing oil and gas wells in other foreign jurisdictions. Net production of oil (including condensate and natural gas liquids), excluding royalty sales, totaled 6,916,767 bbls in 1993 compared to 6,362,593 bbls in 1992. Net production of natural gas, excluding royalty sales, totaled 75,139,423 Mcf in 1993 compared to 73,292,461 Mcf in 1992.

     Samedan operates approximately 28 percent of the gross oil and gas wells in which it has an interest, with the remainder operated by others under operating agreements customarily used in the industry.

     MARKETING

     Oil produced by the Company is sold to various purchasers in the United States, Canada and other foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Gas is sold primarily under 30-day spot sales contracts varying in length from one to twelve months. The prices received under these contracts are affected by factors that impact the pricing of most commodities: weather, seasonal demand and availability of supply. See "Item 1
- - Business - Oil and Gas - Acquisitions" for a description of a long-term gas purchase contract covering certain production from the Bowdoin gas field in Montana. Crude oil, condensate and natural gas are distributed through pipelines and trucks to gatherers, transportation companies and end users. In order to manage its exposure to price risks, the Company from time to time enters into hedging transactions, including crude oil and natural gas futures contracts.

     The largest single customer for Samedan's oil in 1993 purchased approximately 13 percent of its oil production, and the five largest purchasers accounted for approximately 48 percent of total oil production.

The largest single customer for Samedan's gas in 1993 purchased approximately 19 percent of its gas production, and the five largest purchasers accounted for approximately 44 percent of total gas production. The Company does not believe that the loss by Samedan of a major oil or gas customer would have a material adverse effect on the Company.

     Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average per barrel oil price decreased from $20.39 in 1991 to $18.68 in 1992 to $15.91 in 1993. The Company's average oil prices for 1991, 1992 and 1993 reflected additional amounts per barrel of $1.17, $0.33 and $0.02, respectively, from hedging oil production.

     Substantial competition in the natural gas marketplace continued in 1993. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The average price per Mcf realized by the Company in 1993 was $2.10, 16 percent higher than the $1.81 realized in 1992. The Company's average gas prices for 1993 and 1992 reflected reductions in the average gas price per Mcf of $.048 and $.045, respectively, from hedging natural gas production.

     On January 13, 1994, the Company formed a wholly-owned subsidiary, Noble Gas Marketing, Inc., for the purpose of seeking out opportunities to enhance the value of the Company's gas by marketing directly to end users. It is anticipated that Noble Gas Marketing, Inc. will also be actively involved in the purchase and sale of gas from other producers. Such third party gas may be purchased from non-operators who own working interests in the Company's wells, or from other producers' properties in which the Company may not own an interest. It is further anticipated that Noble Gas Marketing, Inc. will engage in the installation, purchase and operation of gas gathering lines.

     REGULATION AND RISKS

     GENERAL. Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste and pollution, and protection of the environment. Laws affecting the oil industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Numerous governmental departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry. Many of these governmental bodies have issued rules and regulations with which are often difficult and costly to comply, and which carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability.

     NATURAL GAS. The natural gas industry has been regulated under the Natural Gas Act and the Natural Gas Policy Act of 1978 (the "NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, price ceilings have been eliminated over a transition period which ended on January 1, 1993.

     CERTAIN RISKS. In Samedan's exploration operations, losses may occur before any accumulation of oil or gas is found. If oil or gas is discovered, no assurance can be given that sufficient reserves will be developed to enable Samedan to recover the costs incurred in obtaining the reserves or that reserves will be developed at a rate sufficient to replace reserves currently being produced and sold. Samedan's international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war, expropriation, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over areas in which Samedan conducts operations.

     ENVIRONMENTAL MATTERS. As a developer, owner and operator of oil and gas properties, Samedan is subject to various federal, state, local and foreign country laws and regulations relating to the discharge of materials into, and the protection of, the environment. The release or discharge of oil from Samedan's domestic onshore or offshore facilities could subject Samedan to liability under federal laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act and the Clean Water Act, for pollution cleanup costs, damages to the environment, civil or criminal penalties, and orders or injunctions requiring the suspension or cessation of operations in affected areas. The liability under these laws for a substantial release or discharge of oil, subject to certain specified limitations on liability, may be extraordinarily large. If any oil pollution was caused by willful misconduct, willful negligence or gross negligence, or was caused primarily by a violation of federal regulations, such limitations on liability may not apply. Certain of Samedan's facilities are subject to regulations of the United States Environmental Protection Agency, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable water.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability on certain classes of persons that contributed to the release or threatened release of a hazardous substance into the environment. The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder regulate hazardous waste, including its treatment, storage and disposal. CERCLA currently exempts crude oil, and RCRA currently exempts certain drilling materials, such as drilling fluids and production waters, from the definitions of hazardous substances and hazardous wastes. Samedan's operations, however, may involve the use or handling of other materials that may be classified as hazardous substances or hazardous wastes, and therefore, these statutes and regulations promulgated under them would apply to Samedan's generation, handling and disposal of these materials. In addition, there can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

     Certain of Samedan's facilities may also be subject to other federal environmental laws and regulations, including the Clean Air Act with respect to emissions of air pollutants. Certain state or local laws or regulations may impose liabilities in addition to or restrictions more stringent than those described herein. The environmental laws, rules and regulations of foreign countries are generally less stringent than those of the United States, and therefore, the requirements of such jurisdictions do not generally impose an additional compliance burden on Samedan.

     Samedan has made and will continue to make expenditures in its efforts to comply with environmental requirements. The Company does not believe that it has to date expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company. Although such requirements do have a substantial impact upon the energy industry, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry.

     INSURANCE. Samedan believes that it has such insurance coverages as are customary in the industry and that it is adequately protected by public liability and physical damage insurance.

     COMPETITION

     The oil and gas industry is highly competitive. Since many companies and individuals are engaged in exploring for oil and gas and acquiring oil and gas properties, a high degree of competition for desirable exploratory and producing properties exists. A number of the companies with which Samedan competes are larger and have greater financial resources than Samedan.

     The availability of a ready market for Samedan's oil and gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide oil and gas production, the costs and availability of alternative fuels, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the costs of complying with applicable environmental regulations.

EMPLOYEES

     The total number of employees of the Company increased from 503 at December 31, 1992 to 518 at December 31, 1993.

ITEM 2. PROPERTIES.

OFFICES

     The principal executive office of the Company is located at 110 West Broadway, Ardmore, Oklahoma 73401. The principal executive office of Samedan is in Ardmore, Oklahoma, and Samedan also maintains division offices in Oklahoma City, Houston, Denver and Calgary, Canada. Samedan maintains three separate offices in Houston for its international, offshore and onshore oil and gas operations. Samedan maintains an office in Tunis, Tunisia, from which it operates its various concessions and producing property in Tunisia. The principal executive office of Noble Gas Marketing, Inc. is located in Houston.

OIL AND GAS

     The estimated proved and proved developed oil and gas reserves of Samedan, as of December 31, 1993, 1992 and 1991 and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1993, 1992 and 1991 are included in Note 9 of Notes to Consolidated Financial Statements appearing on pages 32 through 35 of the Registrant's 1993 annual report to shareholders, which Note is incorporated herein by reference ("Note 9").

     Note 9 also includes Samedan's net production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1993. Royalty production of both oil and gas (stated in oil barrel equivalents) is included in the "Crude Oil & Condensate" presentation in Note 9. Samedan has no oil or gas applicable to long-term supply or similar agreements with foreign governments or authorities in which Samedan acts as producer.

     Since January 1, 1993, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration (the "EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

     The following table sets forth for each of the last three years the average sales price (including transfers) per unit of oil produced and per unit of natural gas produced, and the average production (lifting) cost per unit of production.


                                                         Year Ended December 31,
                                                       ---------------------------
                                                          1993     1992      1991
                                                       -------    -----     ------
Average sales price per bbl of oil (1):
     United States . . . . . . . . . . . .              $16.05    $18.97    $20.82
     Canada. . . . . . . . . . . . . . . .              $15.13    $17.19    $19.13
     Other international . . . . . . . . .              $15.32    $17.87    $16.58

          Combined . . . . . . . . . . . .              $15.91(2) $18.68(2) $20.39(2)

Average sales price per Mcf of natural gas (1):

     United States . . . . . . . . . . . .               $2.15    $1.86    $1.77
     Canada. . . . . . . . . . . . . . . .               $1.22    $1.02    $1.18

          Combined . . . . . . . . . . . .               $2.10(3) $1.81(3) $1.74(3)

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation
     (per bbl)(4):

     United States . . . . . . . . . . . .               $4.26    $4.79   $5.37
     Canada. . . . . . . . . . . . . . . .               $6.33    $5.16   $4.64
     Other international . . . . . . . . .               $6.40    $7.24   $9.11

          Combined . . . . . . . . . . . .               $4.45    $5.02   $5.48
- --------------------------------------------------

  (1)     Net production amounts used in this calculation include royalties.

  (2) Includes per barrel $.02 in 1993, $.33 in 1992 and $1.17 in 1991, from hedging.

  (3) Reflects a reduction per Mcf of $.048 in 1993 and $.045 in 1992, and includes $.01 per Mcf in 1991, from hedging.

  (4) Gas production is converted to oil barrel equivalents based on the average sales prices per barrel of oil and per Mcf of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio excludes royalties. Conversion ratios for 1993, 1992 and 1991 are set forth below:



                            United States           Canada
                            -------------         -----------
               1993           7.46 to 1           12.45 to 1
               1992          10.19 to 1           16.85 to 1
               1991          11.71 to 1           17.85 to 1

     The number of productive oil and gas wells in which Samedan had interests and the developed acreage held as of December 31, 1993, were as follows:


                                       PRODUCTIVE WELLS(1)(2)                       DEVELOPED ACREAGE(3)(4)
                       ----------------------------------------------------     -------------------------------
                                OIL                            GAS
                       ----------------------      ------------------------
LOCATION                GROSS            NET           GROSS           NET       GROSS ACRES           NET ACRES
- --------               -------       --------      -----------    ---------      -----------          ----------
United States
  (onshore)            4,020.0          867.6        1,267.0          675.1        657,496             384,783
Canada                   162.5           18.3           62.5           16.1        133,874              41,876
United States
  (offshore)             223.5           92.9          360.5          138.7        739,939             273,011
Other International       11.0            3.2            2.0             .6      1,316,837             287,777
                       -------       --------      -----------    ---------      -----------          ----------

Total                  4,417.0          982.0        1,692.0          830.5      2,848,146             987,447
                       -------       --------      -----------    ---------      -----------          ----------
                       -------       --------      -----------    ---------      -----------          ----------

- -------------------------------------------------

  (1) Productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

  (2) One or more completions in the same bore hole is counted as one well. Included in the table and counted as one gross well each are 22.0 oil wells (14.1 net) and 31.0 gas wells (14.9 net) that are multiple completions. Also included in the table are 736.5 gross oil wells (186.7 net) and 58.5 gross gas wells (25.7 net) that were not producing at December 31, 1993 because such wells were awaiting additional action or pipeline connections.

  (3)   Developed acreage is acreage spaced or assignable to productive wells.

  (4) A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

        The undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1993, is as follows:

                                                   UNDEVELOPED ACREAGE (1)(2)
                                                   --------------------------
LOCATION                                            GROSS ACRES  NET ACRES
- --------                                           ------------  ---------
United States Onshore
             California. . . . . . . . . . . . . .      53,300     25,683
             Colorado. . . . . . . . . . . . . . .      24,348     17,398
             Mississippi . . . . . . . . . . . . .       7,680      5,224
             Montana . . . . . . . . . . . . . . .      14,894      5,321
             New Mexico. . . . . . . . . . . . . .       9,963      6,495
             North Dakota. . . . . . . . . . . . .      15,837      6,124
             Oklahoma. . . . . . . . . . . . . . .      23,325     10,561
             Texas . . . . . . . . . . . . . . . .      65,091     27,470
             Utah. . . . . . . . . . . . . . . . .       9,210      4,817
             Wyoming . . . . . . . . . . . . . . .      84,138     26,742
             Others. . . . . . . . . . . . . . . .       9,733      4,275
                                                      ---------  ---------
                 Total United States Onshore . . .     317,519    140,110
                                                      ---------  ---------

United States Offshore
             California. . . . . . . . . . . . . .      73,984      8,366
             Louisiana . . . . . . . . . . . . . .     128,573     71,076
             Texas . . . . . . . . . . . . . . . .     151,904    115,575
             Mississippi . . . . . . . . . . . . .      28,800     24,960
                                                     ---------  ---------
                 Total United States Offshore. . .     383,261    219,977
                                                     ---------  ---------

International
             Canada. . . . . . . . . . . . . . . .     218,498    110,520
             Papua New Guinea. . . . . . . . . . .     555,520    109,854
             Tunisia . . . . . . . . . . . . . . .   1,769,977    802,885
                                                     ---------  ---------
                 Total International . . . . . . .   2,543,995  1,023,259
                                                     ---------  ---------

                 Total . . . . . . . . . . . . . .   3,244,775  1,383,346
                                                     ---------  ---------
                                                     ---------  ---------

- --------------------

  (1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those lease acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

  (2) A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

   The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by or on behalf of Samedan. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table and as defined in the rules and regulations of the Securities and Exchange Commission, is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated; and "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

                                 NET EXPLORATORY WELLS
                ----------------------------------------------------------------
                       PRODUCTIVE (1)                       DRY (2)
                ------------------------------    ------------------------------
YEAR ENDED                           OTHER                              OTHER
DECEMBER 31,    U.S.     CANADA  INTERNATIONAL     U.S.     CANADA INTERNATIONAL
- ------------    ----     ------  -------------    -----     ------ -------------
1991 . . . .    8.51       .38       .15          17.18      2.22       .25

1992 . . . .    6.73      1.33        --          10.51      7.67       .87

1993 . . . .    5.58      1.10        --          10.67      5.29      1.30


                                 NET DEVELOPMENT WELLS
                ----------------------------------------------------------------
                       PRODUCTIVE (1)                       DRY (2)
                ------------------------------    ------------------------------
YEAR ENDED                           OTHER                              OTHER
DECEMBER 31,    U.S.     CANADA  INTERNATIONAL     U.S.     CANADA INTERNATIONAL
- ------------    ----     ------  -------------    -----     ------ -------------


1991 . . . .   24.10      2.75       .53           2.92       .50        --

1992 . . . .   24.85       .98       .30           2.56       .24        --

1993 . . . .   33.07      2.62        --           3.06      1.37        --

- -----------------------------

  (1) A productive well is an exploratory or a development well that is not a dry hole.

  (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

        Samedan spent approximately $418.5 million in 1993 on the purchase of producing oil and gas properties. See Item 1. "Business -- Oil and Gas -- Acquisitions" hereof for a discussion of significant acquisitions in 1993. Approximately $6.2 million and $47.6 million, respectively, were spent on such purchases in 1992 and 1991.

        At March 16, 1994, Samedan was drilling 9 gross (3.1 net) exploratory wells, and 19 gross (8.1 net) development wells. These wells are located onshore in the United States in California, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Wyoming and Canada in Alberta Province, and offshore Gulf of Mexico and California. These wells have objectives ranging from approximately 2,800 to 15,200 feet. The estimated drilling cost to Samedan of these wells is approximately $11,800,000 if all are dry and approximately $24,600,000 if all are completed as producing wells.

ITEM 3. LEGAL PROCEEDINGS.

        Samedan is an unsecured creditor of Columbia Gas Transmission Corporation ("Columbia") which filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on July 31, 1991, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). IN RE COLUMBIA GAS TRANSMISSION CORPORATION, Case No. 91-804 (Bankr. D. Del. 1991). Samedan and Columbia are parties to a gas sales contract, which terminates in 1998, covering a property in the Gulf of Mexico. Samedan's gas sales contract was rejected by Columbia in its bankruptcy proceeding. On March 16, 1992, Samedan filed a proof of claim with the Bankruptcy Court in the amount of approximately $117 million covering approximately $3.0 million for the contract price on prepetition gas purchases, approximately $2.0 million for the contract price due on prepetition take or pay obligations, and approximately $112 million for damages arising from the rejection of Samedan's gas sales contract. The full amount of Samedan's claim is classified as an unsecured non-priority claim. The Bankruptcy Court has established a claim procedure pursuant to which the claim of Samedan, and other creditors with claims arising from rejected gas sales contracts, shall be determined. Pursuant to such claims procedure, Charles P. Nomandin has been appointed as claims mediator in order to, among other things, estimate the claims of producers with claims arising from gas supply contracts. Samedan is participating in this claims resolution procedure and intends, if necessary, to advance and litigate the amount of its unsecured claim. A preliminary Plan of Reorganization for Columbia dated January 18, 1994 has been filed by Columbia, but the applicable schedules indicating the sums which individual producer claimants, such as Samedan, would receive under such Plan of Reorganization were not attached to that filing. Columbia has requested, and the Bankruptcy Court has agreed, that no action be taken by the Bankruptcy Court on that filing while settlement discussions take place between Columbia and the various creditor groups. Samedan is participating in such settlement discussions. It is unknown whether resolution of Samedan's claim will occur in 1994, or at what amount the claim may be ultimately resolved.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant and its subsidiaries, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following tabulation sets forth certain information, as of March 26, 1994, with respect to the executive officers of the Registrant.


            Name                   Age                 Position
     ----------------              ----           -----------------

     Robert Kelley (1)              48            Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer, Director

     William D. Dickson (2)         45            Vice President-Finance and
                                                   Treasurer of the Registrant
                                                   and Operating Committee
                                                   Member of Samedan

     Boyce Perry (3)               63             Vice President and Operating
                                                    Committee Member
                                                    of Samedan

     W. A. Poillion (4)            44             Vice President and Operating
                                                    Committee Member
                                                    of Samedan


            Name                    Age                Position
     ----------------              -----          -----------------

     Orville Walraven (5)          49             Corporate Secretary of the
                                                    Registrant and Vice
                                                    President and Operating
                                                    Committee Member of
                                                    Samedan

     James C. Woodson (6)          51             Vice President and Operating
                                                    Committee Member
                                                    of Samedan

_____________________

(1) Robert Kelley has served as President and Chief Executive Officer of the Registrant since August 1, 1986, and as Chairman of the Board since October 27, 1992. Prior to serving as President, he served as Executive Vice President of the Registrant from January 1986. Mr. Kelley became a director of the Registrant in July 1986. He currently also serves as President and Chief Executive Officer of Samedan. He became President of Samedan in 1984 after serving previously as Executive Vice President and Vice President-Finance.

(2) William D. Dickson was elected Vice President-Finance and Treasurer of the Registrant in October 1985. He has served as Vice President-Finance, Treasurer and Assistant Secretary of Samedan since 1984 and as a member of the Operating Committee of Samedan since February 9, 1994.

(3) Boyce Perry has served as Vice President - Marketing of Samedan since April 1, 1984. Mr. Perry has been a member of the Operating Committee of Samedan since June 1, 1984.

(4) W. A. Poillion has served as Vice President - Production and Drilling and a member of the Operating Committee of Samedan since November 1, 1990. Prior thereto, he served as Manager of Offshore Production and Drilling for Samedan from March 1, 1985 to October 31, 1990.

(5) Orville Walraven has served as Corporate Secretary of the Registrant since January 1, 1989. He has also served as Vice President - Land of Samedan and as a member of the Operating Committee of Samedan since January 1, 1989.

(6) James C. Woodson has served as Vice President - Exploration of Samedan since September 1, 1983. Mr. Woodson has been a member of the Operating Committee of Samedan since August 1, 1986.

     The terms of office for the officers of the Registrant continue until their successors are chosen and qualified. No officer or executive officer of the Registrant has an employment agreement with the Registrant or any of its subsidiaries. There are no family relationships between any of the Registrant's officers.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's common stock is listed and traded on the New York Stock Exchange under the symbol "NBL". The table captioned "Dividends and Stock Prices by Quarters" appearing on the inside back cover of the Registrant's 1993 annual report to shareholders contains certain information with respect to sales prices of the common stock and cash dividends declared by the Registrant on the common stock, and such table is incorporated herein by reference.

     At December 31, 1993, there were 2,100 shareholders of record of the Registrant.


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data of the Registrant is set forth on Page 21 of the Registrant's 1993 annual report to shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is set forth on pages 15 through 20 of the Registrant's 1993 annual report to shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, appearing on pages 22 through 31, together with the report thereon of Arthur Andersen & Co. dated January 24, 1994 appearing on page 25, and the unaudited information, appearing on pages 32 through 35, of the Registrant's 1993 annual report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 2, 5, 6 and 7 hereof, the 1993 annual report to shareholders is not to be deemed to be filed as part of this report.

     The consolidated balance sheet of Natural Gas Clearinghouse (a Colorado partnership) and subsidiaries as of December 31, 1991, and the related consolidated statements of income, partners' equity and cash flows for the year then ended, appearing on pages F-2 through F-12 of the Registrant's Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K") together with the report thereon of Arthur Andersen & Co. dated February 21, 1992 appearing on page F-1 of the 1991 Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" appearing on pages 3 and 4 of the Registrant's proxy statement for the 1994 annual meeting of shareholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

     The section entitled "Certain Transactions" appearing on page 16 of the Registrant's proxy statement for the 1994 annual meeting of shareholders sets forth certain information with respect to compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation" appearing on pages 7 through 16 of the Registrant's proxy statement for the 1994 annual meeting of shareholders sets forth certain information with respect to the compensation of management of the Registrant, and, except for the report of the compensation and benefits committee of the Board of Directors (pages 7 through 10) and the information therein under "Performance Graph" (pages 15 and 16), is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" appearing on pages 2 and 5 of the Registrant's proxy statement for the 1994 annual meeting of shareholders set forth certain information with respect to the ownership of the Registrant's common stock, and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)The following documents are filed as a part of this report:                                      Page in 1993
                                                                                                   Annual Report
                                                                                                  To Shareholders
                                                                                                    (Incorporated
                                                                                                     By Reference)
                                                                                                  ----------------
                 (1)  Financial Statements:
                   Consolidated Balance Sheet at December 31, 1993 and 1992. . . . . . . . . . . . .    22
                   Consolidated Statement of Operations for the three years ended
                      December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
                   Consolidated Statement of Cash Flows for the three years ended
                      December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
                   Consolidated Statement of Shareholders' Equity for the three years ended
                      December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
                   Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . .    25
                   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .    26
                   Supplemental Oil and Gas Information (Unaudited) and Interim Financial
                    Information (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32


                 (2)  Financial Statement Schedules:                                                             Page
                                                                                                                 ----
                   Report of Independent Public Accountants on Financial
                   Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              R-1
                      V  - Property, Plant and Equipment for the three years ended
                           December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .              V-1
                     VI  - Accumulated Depreciation, Depletion and Amortization of
                           Property, Plant and Equipment for the three years ended
                           December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             VI-1
                      IX - Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .             IX-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of two 50 percent or less owned entities accounted for by the equity method have been omitted because, in the aggregate, the proportionate share of their profit before income taxes and total assets are less than 20 percent of the respective consolidated amounts, and investments in such entities are less than 20 percent of consolidated total assets, of the Registrant.

                 (3)  Exhibits:

                 The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

     (b) No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBLE AFFILIATES, INC.



Date:  March 29, 1994                   By: WILLIAM D. DICKSON
                                            ----------------------------------
                                            William D. Dickson,
                                            Vice President-Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Capacity in which signed                  Date
- ---------                                 ------------------------                  ----
/s/ ROBERT KELLEY                         Chairman of the Board, President,     March 29, 1994
- -----------------------------------       Chief Executive Officer and
Robert Kelley                             Director (Principal Executive
                                          Officer)


/s/ WILLIAM D. DICKSON                    Vice President-Finance and            March 29, 1994
- -----------------------------------       Treasurer (Principal Financial
William D. Dickson                        and Accounting Officer)


/s/ ROY BUTLER                            Director                              March 29, 1994
- -----------------------------------
Roy Butler


                                          Director                              March   , 1994
- -----------------------------------
Edward F. Cox


                                          Director                              March   , 1994
- -----------------------------------
James C. Day


/s/ HAROLD F. KLEINMAN                    Director                              March 29, 1994
- -----------------------------------
Harold F. Kleinman


                                          Director                              March   , 1994
- -----------------------------------
George J. McLeod


/s/ GUY W. NICHOLS                        Director                              March 29, 1994
- -----------------------------------
Guy W. Nichols


/s/ JOHN F. SNODGRASS                     Director                              March 29, 1994
- -----------------------------------
John F. Snodgrass

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To Noble Affiliates, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Noble Affiliates, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                           ARTHUR ANDERSEN & CO.
Oklahoma City, Oklahoma
January 24, 1994

                                                                      SCHEDULE V
                                                                      ----------

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                          PROPERTY, PLANT AND EQUIPMENT

                            (In thousands of dollars)

                                             YEAR ENDED DECEMBER 31, 1993
                                             ----------------------------

                                              Balance at
                                              beginning      Additions     Retirements   Other changes    Balance at
Classification                                 of year        at cost        or sales     add (deduct)    end of year
- --------------                               -----------    ----------     -----------   -------------   ------------
Oil and gas mineral interests,
     equipment and facilities                $ 1,024,786    $  508,506     $ (71,527)     $    (828)     $ 1,460,937
Aircraft and other machinery and
     equipment                                     9,293           295          (146)                          9,442
Buildings, leasehold improvements and
     furniture and fixtures                       14,984         1,090          (179)                         15,895
Land                                                 572           222                                           794
                                             -----------    ----------     -----------   -------------   ------------
                                             $ 1,049,635    $  510,113     $ (71,852)     $    (828)     $ 1,487,068
                                             -----------    ----------     -----------   -------------   ------------
                                             -----------    ----------     -----------   -------------   ------------

                                             YEAR ENDED DECEMBER 31, 1992
                                             ----------------------------

                                              Balance at
                                              beginning      Additions     Retirements   Other changes    Balance at
Classification                                 of year        at cost        or sales     add (deduct)    end of year
- --------------                               -----------    ----------     -----------   -------------   ------------

Oil and gas mineral interests,
     equipment and facilities                $ 1,057,015    $   64,066     $ (95,465)     $    (830)     $ 1,024,786
Aircraft and other machinery and
     equipment                                     9,589           235           (79)          (452)           9,293
Buildings, leasehold improvements and
     furniture and fixtures                       13,644         1,442          (102)                         14,984
Land                                                 505            67                                           572
                                             -----------    ----------     -----------   -------------   ------------
                                             $ 1,080,753    $   65,810     $ (95,646)     $  (1,282)     $ 1,049,635
                                             -----------    ----------     -----------   -------------   ------------
                                             -----------    ----------     -----------   -------------   ------------

                                             YEAR ENDED DECEMBER 31, 1991
                                             ----------------------------

                                              Balance at
                                              beginning      Additions     Retirements   Other changes    Balance at
Classification                                 of year        at cost        or sales     add (deduct)    end of year
- --------------                               -----------    ----------     -----------   -------------   ------------

Oil and gas mineral interests,
     equipment and facilities                $   988,918    $  121,378     $ (50,730)     $  (2,551)     $ 1,057,015
Aircraft and other machinery and
     equipment                                     8,815           914          (140)                          9,589
Buildings, leasehold improvements and
     furniture and fixtures                       11,584         3,001          (941)                         13,644
Land                                                 692            55          (242)                            505
                                             -----------    ----------     -----------   -------------   ------------
                                             $ 1,010,009    $  125,348     $ (52,053)     $  (2,551)     $ 1,080,753
                                             -----------    ----------     -----------   -------------   ------------
                                             -----------    ----------     -----------   -------------   ------------

                                                                     SCHEDULE VI
                                                                     -----------

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                     ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                            (In thousands of dollars)

                                                    YEAR ENDED DECEMBER 31, 1993
                                                    ----------------------------

                                                                    Additions
                                                            -------------------------

                                             Balance at     Charges to
                                             beginning        costs                       Retirements    Other changes   Balance at
Classification                                of year      and expenses        Other       or sales      add (deduct)   end of year
- --------------                               -----------    ----------     ----------     ---------      -----------    ----------
Oil and gas mineral interests,
     equipment and facilities                $   615,044    $  104,341 (A) $   12,063 (D) $ (54,746)     $              $  676,702
Aircraft and other machinery and
     equipment                                     3,723         1,332                            2                          5,057
Buildings, leasehold improvements
     and furniture and fixtures                    9,236         1,542                          (74)                        10,704
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             $   628,003    $  107,215     $   12,063     $ (54,818)     $              $  692,463
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             -----------    ----------     ----------     ---------      -----------    ----------


                                                    YEAR ENDED DECEMBER 31, 1992
                                                    ----------------------------

                                                                    Additions
                                                            -------------------------

                                             Balance at     Charges to
                                             beginning        costs                       Retirements    Other changes   Balance at
Classification                                of year      and expenses        Other       or sales      add (deduct)   end of year
- --------------                               -----------    ----------     ----------     ---------      -----------    ----------
Oil and gas mineral interests,
     equipment and facilities                $   598,123    $   92,160 (B) $   10,352 (D) $ (84,426)     $   (1,164)    $  615,045
Aircraft and other machinery and
     equipment                                     3,001         1,236                         (515)                         3,722
Buildings, leasehold improvements
     and furniture and fixtures                    7,899         1,423                          (86)                         9,236
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             $   609,023    $   94,819     $   10,352     $ (85,027)     $   (1,164)    $  628,003
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             -----------    ----------     ----------     ---------      -----------    ----------


                                                    YEAR ENDED DECEMBER 31, 1991
                                                    -----------------------------

                                                                    Additions
                                                            -------------------------

                                             Balance at     Charges to
                                             beginning        costs                       Retirements    Other changes   Balance at
Classification                                of year      and expenses        Other       or sales      add (deduct)   end of year
- --------------                               -----------    ----------     ----------     ---------      -----------    ----------

Oil and gas mineral interests,
     equipment and facilities                $   551,555    $   77,921 (C) $    5,328 (D) $ (35,927)     $     (754)    $  598,123
Aircraft and other machinery and
     equipment                                     2,765           736                         (500)                         3,001
Buildings, leasehold improvements
     and furniture and fixtures                    7,685         1,091                         (877)                         7,899
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             $   562,005    $   79,748     $    5,328     $ (37,304)     $     (754)    $  609,023
                                             -----------    ----------     ----------     ---------      -----------    ----------
                                             -----------    ----------     ----------     ---------      -----------    ----------

 (A) Includes a charge of $9.4 million for dismantlement and restoration on abandonment of producing properties. At December 31, 1993, the accumulated reserve balance was $28.3 million.
 (B) Includes a charge of $8.9 million for dismantlement and restoration on abandonment of producing properties. At December 31, 1992, the accumulated reserve balance was $19.2 million.
 (C) Includes a charge of $5.8 million for dismantlement and restoration on abandonment of producing properties. At December 31, 1991, the accumulated reserve balance was $11.5 million.
 (D) Includes amortization of undeveloped leasehold costs charged to oil and gas exploration expense.

                                                                     SCHEDULE IX
                                                                     -----------


                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS


                                                       Weighted average       Maximum            Average                  Weighted
                                      Balance at       interest rate at        Amount            Amount                   average
      Category of Short-             December 31,        December 31,       Outstanding       Outstanding             interest rate
       Term Borrowings                  1993                1993            during 1993       during 1993(1)         during 1993 (2)
- -------------------------------   -----------------   -----------------    ----------------   --------------         ---------------

Line of Credit with a bank
at Libor plus 1/2% borrowed
on October 1, 1993 repaid
October 21, 1993                         -0-                 -0-           $   175,000,000     $     9,589,041                4.4%

Installment purchase note on
the acquisition of the Belridge
Field from Freeport-McMoRan
borrowed on October 1, 1993,
due January 4, 1994                $    95,600,000             3.1%        $    95,600,000     $    24,096,438                3.1%




(1) Calculated as the sum of the number of days outstanding times the amount outstanding divided by 365.
(2) Calculated as the weighted average interest rate on the daily balance outstanding.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   EXHIBITS TO

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



             For the fiscal year ended             Commission file number:
                 December 31, 1993                         0-7062



                             NOBLE AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)



                     Delaware                            73-0785597
             (State of incorporation)                 (I.R.S. employer
                                                   identification number)


                 110 West Broadway
                 Ardmore, Oklahoma                          73401
               (Address of principal                     (Zip Code)
                executive offices)

                                INDEX TO EXHIBITS
                                -----------------


                                                                                                                   Sequentially
Exhibit                                                                                                              Numbered
Number                                   Exhibit                                                                       Page
- -------                                  -------                                                                   ------------

3.1       Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit
          3.2 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

3.2       Composite copy of Bylaws as currently in effect (filed as Exhibit 3.2 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1       Indenture dated as of June 6, 1989, between the Registrant and First RepublicBank Dallas, National
          Association, Trustee, including form of the Registrant's 10 1/8% Notes Due June 1, 1997 (filed as
          Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-14111) and
          incorporated herein by reference).

4.2       Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas, N.A.,
          as Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the Registrant's
          7 1/4% Note Due 2023 (filed as Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

4.3       Indenture dated as of October 14, 1993 entered into between the Registrant and United States Trust
          Company of New York, as Trustee, relating to the Registrant's 4 1/4% Convertible Subordinated Notes
          Due 2003, including form of the Registrant's 4 1/4% Convertible Subordinated Note Due 2003 (filed as
          Exhibit 4.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30,
          1993 and incorporated herein by reference).

10.1*     Samedan Oil Corporation Bonus Plan revised January 1, 1992 (filed as Exhibit 10.1 to the
          Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2*     Noble Affiliates Thrift and Profit Sharing Plan, amended and restated effective as of January 1,
          1988 (filed as Exhibit 10.2 to the Registrant's annual report and Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10.3*     Noble Affiliates Thrift and Profit Sharing Trust, amended and restated effective as of January 1,
          1988 (filed as Exhibit 10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended
          December 31, 1987 and incorporated herein by reference).

10.4*     Amendment No. 1 to the Noble Affiliates Thrift and Profit Sharing Plan, dated September 5, 1989, effective as of September 1, 1989 (filed as Exhibit 10.4 to the Registrant's annual report on Form
          10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.5*     Amendment No. 2 to the Noble Affiliates Thrift and Profit Sharing Plan, partially effective as of
          October 18, 1989, and fully effective as of January 1, 1990 (filed as Exhibit 10.5 to the
          Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).


                                                                                                            Sequentially
Exhibit                                                                                                         Numbered
Number                                   Exhibit                                                                  Page
- -------                                  -------                                                             -----------

10.6*     Amendment No. 3 to the Noble Affiliates Thrift and Profit Sharing Plan, partially effective as of
          January 1, 1988, and fully effective as of January 1, 1989 (filed as Exhibit 10.6 to the
          Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.7*     Amendment No. 4 to the Noble Affiliates Thrift and Profit Sharing Plan, effective as of May 1, 1991
          (filed as Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December
          31, 1992 and incorporated herein by reference).

10.8*     Amendment No. 5 to the Noble Affiliates Thrift and Profit Sharing Plan, effective as of May 1, 1992
          (filed as Exhibit 10.8 to the Registrant's annual report on Form 10-K for the year ended December
          31, 1992 and incorporated herein by reference).

10.9*     Amendment No. 6 to the Noble Affiliates Thrift and Profit Sharing Plan, effective as of July 1, 1992
          (filed as Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December
          31, 1992 and incorporated herein by reference).

10.10*    Amendment No. 7 to the Noble Affiliates Thrift and Profit Sharing Plan, effective as of November 1,
          1992 (filed as Exhibit 10.10 to the Registrant's annual report on Form 10-K for the year ended
          December 31, 1992 and incorporated herein by reference).

10.11*    Amendment No. 8 to the Noble Affiliates Thrift and Profit Sharing Plan, partially effective as of
          January 1, 1993, and fully effective as of September 1, 1993.

10.12     Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan.

10.13     1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit
          10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

10.14     Amendment No. 1 to 1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant
          dated as of July 28, 1992 (filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.15*    1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to registration statement on Form S-8
          (Registration No. 2-81590) and incorporated herein by reference).

10.16*    Amendment No. 1 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 4.2 to registration statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.17*    Amendment No. 2 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 10.8 to the
          Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference).

10.18*    1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 1.1 to registration statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).


                                                                                                            Sequentially
Exhibit                                                                                                         Numbered
Number                                   Exhibit                                                                  Page
- -------                                  -------                                                             -----------

10.19*    1978 Non-Qualified Stock Option Plan of the Registrant, as amended July 27, 1978 (filed as Exhibit
          1.2 to registration statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.20*    Amendment No. 2 to 1978 Non-Qualified Stock Option Plan of the Registrant.

10.21*    Amendment No. 3 to 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference).

10.22     Credit Agreement dated as of March 2, 1988, among the Registrant, Bankers Trust Registrant, as
          Agent, and the banking institutions listed in Annex I thereto (filed as Exhibit 10.25 to the
          Registrant's annual report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.23     First Amendment to Credit Agreement dated as of December 22, 1989, among the Registrant, Bankers
          Trust Company, as Agent, and the banking institutions party to the Credit Agreement (filed as
          Exhibit 10.16 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.24     Second Amendment to Credit Agreement dated as of October 31, 1991, among the Registrant, Bankers
          Trust Company, as Agent, and the banking institutions party to the Credit Agreement (filed as
          Exhibit 10.17 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.25     Third Amendment to Credit Agreement, among the Registrant, Bankers Trust Company, as Agent, and the
          banking institutions party to the Credit Agreement dated as of October 30, 1992 (filed as Exhibit
          10.24 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.26     Fourth Amendment to Credit Agreement dated as of September 30, 1993 among the Registrant, Bankers
          Trust Company, as Agent, and the financial institutions listed on the signature pages thereto (filed as Exhibit 2.6 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and
          incorporated herein by reference).

10.27     Agreement dated March 31, 1989, by and between Apache Corporation and the Registrant (filed as
          Exhibit 2(a) to the Registrant's current report on Form 8-K (Date of Report:  May 16, 1989) and incorporated herein by reference).

10.28     Consent regarding agreement dated April 30, 1989, by and between Apache Corporation and the
          Registrant (filed as Exhibit 2(b) to the Registrant's current report on Form 8-K (Date of Report:
          May 16, 1989) and incorporated herein by reference).

10.29*    Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated, dated
          November 2, 1992 (filed as Exhibit 4.1 to registration statement on Form S-8 (Registration
          No. 33-54084) and incorporated herein by reference).


                                                                                                            Sequentially
Exhibit                                                                                                         Numbered
Number                                   Exhibit                                                                  Page
- -------                                  -------                                                             -----------

10.30     Purchase and Sale Agreement dated as of June 24, 1993 by and between Freeport-McMoRan Oil & Gas
          Company Division of Freeport-McMoRan Inc., individually and as Managing General Partner of FM
          Properties Operating Co., and Samedan Oil Corporation (filed as Exhibit 2 to the Registrant's
          Current Report on Form 8-K dated July 29, 1993 and incorporated herein by reference).

10.31     Purchase and Sale Agreement dated as of September 16, 1993 by and between FM Properties Operating
          Co. and Samedan Oil Corporation (filed as Exhibit 2.2 to the Registrant's Registration Statement on
          Form S-3 (No. 33-69248) and incorporated herein by reference).

10.32     Purchase and Sale Agreement (Installment Sale) dated as of September 16, 1993 by and between FM
          Properties Operating Co. and Samedan Oil Corporation (filed as Exhibit 2.3 to the Registrant's
          Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).


10.33     Promissory Note dated October 1, 1993 of Samedan Oil Corporation in the principal amount of $95.6 million payable to FM Properties Operating Co. in connection with the agreement filed as Exhibit
          10.32 hereto (filed as Exhibit 2.4 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

10.34     Letter agreement dated September 16, 1993 between FM Properties Operating Co. and Samedan Oil
          Corporation relating to the agreements filed as Exhibits 10.31 and 10.32 hereto (filed as Exhibit
          2.5 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

13        The following information appearing on the following pages of the Registrant's 1993 annual report to
          Shareholders: (i) management's discussion and analysis of financial condition and results of operations, pages 15 through 20; (ii) selected financial data, page 21; (iii) the consolidated financial statements, together with the report thereon of Arthur Andersen & Co. dated January 24,
          1994, pages 22 through 31, and the unaudited information, pages 32 through 35; and (iv) the table captioned "Dividends and Stock Prices by Quarters," inside back cover.

21        Subsidiaries.

23        Consent of Arthur Andersen & Co.

99        Pages F-1 through F-12 of the Registrant's annual report on Form 10-K for the year ended December
          31, 1991, which pages are incorporated herein by reference to such Form 10-K.

- ------------------------
*     Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.