Form 10-Q
period 1994-03-31
NOBLE AFFILIATES INC
filed 1994-05-12
CIK 72207

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March  31, 1994

                                       OR

     / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number:  0-7062

                             NOBLE AFFILIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  73-0785597
     (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

        110 WEST BROADWAY
        ARDMORE, OKLAHOMA                                73401
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (405) 223-4110
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   x   No
                                 -----    -----

  Number of shares of common stock outstanding as of April 30, 1994:  49,945,990


                                                              Page 1 of 10 pages

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FORM 10-Q
                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1994                1993
                                                                                ----------          ------------
ASSETS:
Current Assets:
  Cash and short-term cash investments. . . . . . . . . . . . . . . . . . .     $    118,102        $    176,432
  Accounts receivable-trade . . . . . . . . . . . . . . . . . . . . . . . .           62,165              66,314
  Materials and supplies inventories. . . . . . . . . . . . . . . . . . . .            3,324               3,302
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .            6,872              10,516
                                                                                ------------        ------------
  Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          190,463             256,564
                                                                                ------------        ------------
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . .        1,528,199           1,487,068
  Less:  accumulated depreciation,
         depletion and amortization . . . . . . . . . . . . . . . . . . . .         (724,102)           (692,463)
                                                                                -------------       ------------
                                                                                     804,097             794,605

Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,216              16,827
                                                                                -------------       ------------
  Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,013,776        $  1,067,996
                                                                                -------------       ------------
                                                                                -------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     50,780        $     29,354
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           26,520              19,241
  Short-term borrowing. . . . . . . . . . . . . . . . . . . . . . . . . . .                               95,600
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              401               2,343
                                                                                ------------        ------------
  Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .           77,701             146,538
                                                                                ------------        ------------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,962              45,108

Other Deferred Credits and
  Noncurrent Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            8,360               7,158

Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          453,780             453,760

Shareholders' Equity:
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          171,564             171,535
  Capital in excess of par value. . . . . . . . . . . . . . . . . . . . . .          140,795             140,703
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          125,032             118,612
                                                                                ------------        ------------
                                                                                     437,391             430,850

Less common stock in treasury
  (at cost, 1,524,900 shares) . . . . . . . . . . . . . . . . . . . . . . .          (15,418)            (15,418)
                                                                                -------------       ------------
  Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . .           421,973            415,432
                                                                                -------------       ------------
  Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . . .     $   1,013,776       $  1,067,996
                                                                                -------------       ------------
                                                                                -------------       ------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                               1994           1993
                                                                                               -----          -----
REVENUES:
  Oil and gas sales and royalties . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 80,902       $ 66,888
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,639          2,966
                                                                                               --------       --------
                                                                                                 83,541         69,854
                                                                                               --------       --------
COSTS AND EXPENSES:
  Oil and gas operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,211         17,347
  Oil and gas exploration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,995         10,229
  Depreciation, depletion and
    amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,552         21,749
  Selling, general and
    administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,233          8,702
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,595          5,095
  Interest capitalized. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,023)          (249)
                                                                                               ---------      ---------
                                                                                                 70,563         62,873
                                                                                               ---------      ---------
INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,978          6,981

INCOME TAX PROVISION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,561 (1)      2,493 (1)
                                                                                               ---------      ---------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  8,417       $  4,488
                                                                                               ---------      ---------
                                                                                               ---------      ---------
NET INCOME PER SHARE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    .17 (2)   $    .10 (2)
                                                                                               ---------      ---------
                                                                                               ---------      ---------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                               1994           1993
                                                                                               -----          -----
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,417       $  4,488
  Noncash charges (credits) included in income
    Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . . . . . . . .      33,552         21,749
    Amortization of undeveloped lease costs, net. . . . . . . . . . . . . . . . . . . . . .       1,408          3,878
    Change in deferred credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,056          3,174
    Change in other noncash items, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,479)         2,434
  Changes in working capital, not including cash
    (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . . . .       4,149         12,952
    (Increase) decrease in other current assets . . . . . . . . . . . . . . . . . . . . . .       3,495         (1,629)
    Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      21,426           (547)
    Increase (decrease) in other current liabilities. . . . . . . . . . . . . . . . . . . .       5,337          4,535
                                                                                               ---------      ---------
Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . . . . . . . . .      83,361         51,034
                                                                                               ---------      ---------
Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (44,834)       (21,610)
  Proceeds from sale of plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .         619          6,904
                                                                                               ---------      ---------
                                                                                                (44,215)       (14,706)
                                                                                               ---------      ---------
Cash Flows From Financing Activities:
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         121          1,783
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,997)        (1,785)
  Repayment of short-term debt for property acquisition . . . . . . . . . . . . . . . . . .     (95,600)
                                                                                               ---------      ---------
                                                                                                (97,476)            (2)
                                                                                               ---------      ---------
Increase (decrease) in Cash and Short-term Cash Investments . . . . . . . . . . . . . . . .     (58,330)        36,326

Cash and Short-term Cash Investments at Beginning of Period . . . . . . . . . . . . . . . .     176,432        118,726
                                                                                               ---------      ----------
Cash and Short-term Cash Investments at End of Period . . . . . . . . . . . . . . . . . . .    $118,102       $155,052
                                                                                               --------       --------
                                                                                               --------       --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized). . . . . . . . . . . . . . . . . . . . . . . . . . .    $    -0-       $    -0-
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    -0-       $    -0-

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993, and the results of operations and the cash flows for the three month periods ended March 31, 1994 and 1993. These consolidated, condensed financial statements should be read in conjunction with the financial statements and the Notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1993.

(1) INCOME TAX PROVISION

      For the three months ended March 31:

                                                            (IN THOUSANDS)
                                                        ----------------------
                                                          1994          1993
                                                          ----          ----
     Current . . . . . . . . . . . . . . . . . . . .   $ (2,293)      $ 3,433
     Deferred. . . . . . . . . . . . . . . . . . . .      6,854          (940)
                                                       --------       -------
                                                       $  4,561       $ 2,493
                                                       --------       -------
                                                       --------       -------

(2) NET INCOME PER SHARE

     The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                            (IN THOUSANDS)
                                                        ----------------------
                                                          1994          1993
                                                          ----          ----
     For the three months ended March 31:. . . . . .     49,941        44,657

(3) PLANNED REDEMPTION OF DEBT


     On April 25, 1994 the Company announced that it intends to redeem on June 1, 1994 (the "Redemption Date") all the outstanding 10 1/8% Notes Due June 1, 1997 (the "Notes") of the Company being $125 million aggregate principal amount. The redemption price for the Notes is 100% of the principal amount, together with accrued interest to the Redemption Date of $50.625 per $1,000 principal amount of Note. On and after June 1, 1994, interest on the Notes will cease to accrue. The Company expects to redeem the Notes with its available cash and short-term cash investments plus short-term borrowings from its line of credit agreement with certain banks. The Company expects to reduce its annual interest expense by approximately $7.5 million as a result of this redemption.

                                                                       FORM 10-Q

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $83.4 million in the three months ended March 31, 1994 from the $51.0 million in the same period of 1993. Cash and short-term cash investments decreased from $176.4 million at December 31, 1993 to $118.1 million at March 31, 1994. This decrease in cash and short-term cash investments is the result of the repayment in January 1994 of $95.6 million of short-term debt which was issued in October 1993 to acquire a producing property.

     The Company has expended approximately $44.8 million of its $190.5 million capital budget through March 31, 1994. The Company expects to fund the remainder of the 1994 capital budget primarily from funds provided by operations. The Company's $190.5 million capital budget includes no amounts for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it could finance any significant acquisitions from external sources based on the Company's current financial condition.

     On April 25, 1994 the Company announced that it intends to redeem on June 1, 1994 (the "Redemption Date") all the outstanding 10 1/8% Notes Due June 1, 1997 (the "Notes") of the Company being $125 million aggregate principal amount. The redemption price for the Notes is 100% of the principal amount, together with accrued interest to the Redemption Date of $50.625 per $1,000 principal amount of Note. On and after June 1, 1994, interest on the Notes will cease to accrue. The Company expects to redeem the Notes with its available cash and short-term cash investments plus short-term borrowings from its line of credit agreement with certain banks. The Company expects to reduce its annual interest expense by approximately $7.5 million as a result of this redemption.

     In May 1993, the Company redeemed its $100,000,000 of 7 1/4% Convertible Debentures Due 2012. As a result of the call for redemption, owners of $98,155,000 of the debentures elected to convert into a total of 5,001,373 shares of Company common stock.

     On October 21, 1993, the Company issued $230,000,000 of 4 1/4% Convertible Subordinated Notes Due 2003 and $100,000,000 of 7 1/4% Notes Due 2023. After the planned redemption of the Notes on June 1, 1994, the outstanding long-term debt of the Company will total $330 million.

     The Company's current ratio (current assets divided by current liabilities) was 2.45 at March 31, 1994 compared to 1.75 at December 31, 1993.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $12.4 million at March 31, 1994 and $12.9 million at December 31, 1993. Gas imbalance liabilities were $8.4 million at March 31, 1994 and $7.6 million at December 31, 1993. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either during, or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will have little impact on its liquidity.

RESULTS OF OPERATIONS

     For the first quarter of 1994, the Company had net income of $8.4 million, or 17 cents per share, compared to net income of $4.5 million, or 10 cents per share, in the first quarter of 1993. The results reflected higher oil and gas production volumes and higher gas prices, offset by lower oil prices, in the first three months of 1994.

                                                                       FORM 10-Q

     Oil sales decreased 14 percent for the three months ended March 31, 1994, compared to the same period of 1993. The decrease in sales is primarily due to an average oil price decrease of 32 percent offset in part by a 25 percent increase in production volumes in the first quarter of 1994 compared to the first quarter of 1993.

     Gas sales increased 48 percent for the three months ended March 31, 1994, compared to the same period of 1993. The increase in sales is primarily due to an average gas price increase of 14 percent and a production volume increase of 31 percent in the first quarter of 1994, compared to the first quarter of 1993.

     The Company had no oil or gas hedges in place, or any hedge related deposits, at March 31, 1994 or at December 31, 1993.

     Certain selected oil and gas operating statistics follows:

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                  --------------------
                                                   1994          1993
                                                   ----          ----
Oil Sales. . . . . . . . . . . . . . . . . .   $24,768,000   $28,890,000
Average daily oil - BBLs . . . . . . . . . .        22,775        18,049
Average oil price per BBL. . . . . . . . . .   $     12.22   $     18.09
Gas Sales. . . . . . . . . . . . . . . . . .   $54,045,000   $36,505,000
Average daily gas - MCFs . . . . . . . . . .       269,800       205,653
Average gas price per MCF. . . . . . . . . .   $      2.26   $      1.99

BBLs - barrels
MCF - thousand cubic feet

     Oil and gas exploration expense decreased $6.2 million to $4.0 million for the three months ended March 31, 1994, compared to the same period in 1993. The decrease resulted in part from a $2.6 million decrease in dry hole expense, a $2.5 million decrease in undeveloped lease impairment relating to offshore properties and by a $1.5 million decrease in abandoned assets.

     Depreciation, depletion and amortization (DD&A) expense increased 54 percent to $33.6 million for the three months ended March 31, 1994, compared to the same period in 1993. The increase is due primarily to higher production volumes and higher unit rates on properties acquired effective October 1, 1993. The unit rate of DD&A per equivalent barrel, converting gas to oil on a 6:1 basis, was $5.50 for the first three months of 1994 compared to $4.62 for the same period of 1993. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest expense increased 49 percent to $7.6 million for the three months ended March 31, 1994, compared to the same period of 1993 as a result of the increase in long-term debt mentioned under "Liquidity and Capital Resources" above.

     Interest capitalized increased from $249,000 for the three months ended March 31, 1993 to $2,023,000 for the three months ended March 31, 1994. This increase is primarily due to the increase in the capitalization of interest on the development of properties in the Gulf of Mexico.

                                                                       FORM 10-Q

FUTURE TRENDS

     Both oil and gas production in the first quarter of 1994 was higher than for the same period a year ago. This increase was due in part to properties acquired from Freeport-McMoRan Inc. on October 1, 1993. The Company anticipates its oil and gas production volumes will continue to increase in 1994 as a result of the properties acquired from Freeport-McMoRan Inc. as well as new oil and gas properties coming on line in 1994.

     Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, uses hedging and plans to do so in the future as a means of controlling its exposure to price changes. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

                                                                       FORM 10-Q


                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 26, 1994 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 49,943,530 shares of common stock of the Company outstanding and entitled to vote, 49,244,110 shares were present in person or by proxy, representing approximately 98 percent. The only matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of directors of the Company. The results of voting were as follows:

                                                            Number of Shares
                                   Number of Shares      WITHHOLDING AUTHORITY
                                  Voting FOR Election     to Vote for Election
                                      as Director             As Director
                                  -------------------    ---------------------
     Roy Butler. . . . . . . . .      48,946,103                298,007
     Edward F. Cox . . . . . . .      49,092,756                151,354
     James C. Day. . . . . . . .      48,941,204                302,906
     Robert Kelley . . . . . . .      48,946,493                297,617
     Harold F. Kleinman. . . . .      48,934,169                309,941
     George J. McLeod. . . . . .      48,940,293                303,817
     Guy W. Nichols. . . . . . .      49,098,267                145,843
     John F. Snodgrass . . . . .      48,946,731                297,379

(d)  Inapplicable

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed as a part of this Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1994.

                                                                       FORM 10-Q

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NOBLE AFFILIATES, INC.
                                             ------------------------------
                                             (Registrant)





Date      May 13, 1994                       WM. D. DICKSON
                                             ------------------------------
                                             WM. D. DICKSON, Vice President-
                                                 Finance and Treasurer
                                             (Principal Financial Officer
                                             and Authorized Signatory)