Form 10-K/A
period 1993-12-31
NOBLE AFFILIATES INC
filed 1994-06-29
CIK 72207

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

      (Mark One)                   FORM 10-K/A
                                 AMENDMENT NO. 1

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange on
           Title of Each Class                     Which Registered
           -------------------                 ------------------------

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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Index to Exhibits of Noble Affiliates, Inc.'s Annual Report on
Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), to which reference is made in Item 14 of the 1993 Form 10-K for a list of the exhibits to the 1993 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.2 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 1993 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBLE AFFILIATES, INC.



Date:  June 28, 1994                    By: /s/ WILLIAM D. DICKSON
                                            ------------------------------------
                                            William D. Dickson,
                                            Vice President-Finance and Treasurer

                                INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

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

 10.2* Noble Affiliates Thrift and Profit Sharing Plan, amended and restated effective as of January 1, 1988
             (filed as Exhibit 10.2 to the Registrant's annual report on Form 10-K for the fiscal year ended
             December 31, 1987 and incorporated herein by reference).

 10.3* Noble Affiliates Thrift and Profit Sharing Trust, amended and restated effective as of January 1, 1988
             (filed as Exhibit 10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended
             December 31, 1987 and incorporated herein by reference).

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

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

 10.13       1988 Nonqualified Stock Option Plan for Non-Employee
             Directors of the Registrant (filed as Exhibit 10.3 to the Registrant's annual

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

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

 10.22 Credit Agreement dated as of March 2, 1988, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions listed in Annex I thereto (filed as Exhibit 10.25 to the Registrant's annual report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

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

 21          Subsidiaries.

 23          Consent of Arthur Andersen & Co.

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit                                     Page
- - -------                     -------                                 ------------

 99.1 Pages F-1 through F-12 of the Registrant's annual report on Form 10-K for the year ended December 31, 1991, which pages are incorporated herein by reference to such Form 10-K.

 99.2 Financial statements required by Form 11-K for the fiscal year ended December 31, 1993 with respect to the Noble Affiliates Thrift and Profit Sharing Plan (including the accountants' consent to incorporation thereof by reference).


______________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.