Form 10-Q
period 1994-06-30
NOBLE AFFILIATES INC
filed 1994-08-12
CIK 72207

===============================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                              ----------------------
                                    FORM 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

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

     Number of shares of common stock outstanding as of August 2, 1994:
49,981,221

                                                             Page 1 of 12 pages
===============================================================================

                                                                      FORM 10-Q
                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in Thousands)

                                                   (Unaudited)
                                                     June 30,   December 31,
                                                       1994         1993
                                                    ---------   ------------
ASSETS:
Current Assets:
     Cash and short-term cash investments .......   $   21,044   $  176,432
     Accounts receivable-trade ..................       67,654       66,314
     Materials and supplies inventories .........        3,193        3,302
     Other current assets .......................       13,424       10,516
                                                    ----------   ----------
     Total Current Assets .......................      105,315      256,564
                                                    ----------   ----------
Property, Plant and Equipment ...................    1,548,431    1,487,068
     Less:  accumulated depreciation,
            depletion and amortization .........      (738,181)    (692,463)
                                                    ----------   ----------
                                                       810,250      794,605
Other Assets ...................................        27,080       16,827
                                                    ----------   ----------
     Total Assets ..............................    $  942,645   $1,067,996
                                                    ----------   ----------
                                                    ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable ..........................    $   53,641    $  29,354
     Other current liabilities .................        19,106       19,241
     Short-term borrowing ......................                     95,600
     Income taxes ..............................         1,269        2,343
                                                    ----------   ----------
     Total Current Liabilities .................        74,016      146,538
                                                    ----------   ----------
Deferred Income Taxes ..........................        55,525       45,108
Other Deferred Credits and
     Noncurrent Liabilities ....................        11,381        7,158
Long-term Debt .................................       376,938      453,760

Shareholders' Equity:
     Common stock ..............................       171,669      171,535
     Capital in excess of par value ............       141,123      140,703
     Retained earnings .........................       127,411      118,612
                                                    ----------   ----------
                                                       440,203      430,850
     Less common stock in treasury
          (at cost, 1,524,900 shares) ..........       (15,418)     (15,418)
                                                    ----------   ----------
     Total Shareholders' Equity ................       424,785      415,432
                                                    ----------   ----------
     Total Liabilities and Shareholders'
          Equity ...............................    $  942,645   $1,067,996
                                                    ----------   ----------
                                                    ----------   ----------

See notes to consolidated condensed financial statements.
                                                                        Page 2

                                                                      FORM 10-Q

                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1994          1993
                                                          ----          ----
REVENUES:
     Oil and gas sales and royalties ................   $161,895       $131,017
     Gathering, marketing and processing revenues ...      8,483
     Other income ...................................      5,195          5,164
                                                        --------       --------
                                                         175,573        136,181
                                                        --------       --------

COSTS AND EXPENSES:
     Oil and gas operations .........................     36,497         36,888
     Oil and gas exploration ........................     17,570         18,522
     Gathering, marketing and processing costs ......      8,385
     Depreciation, depletion and amortization .......     64,440         42,532
     Selling, general and administrative ............     18,851         16,502
     Interest expense ...............................     14,290          9,187
     Interest capitalized ...........................     (4,186)          (551)
                                                        --------       --------
                                                         155,847        123,080
                                                        --------       --------
INCOME BEFORE INCOME TAXES ..........................     19,726         13,101
INCOME TAX PROVISION ................................      6,932 (1)      4,611 (1)
                                                        --------       --------
NET INCOME ..........................................   $ 12,794       $  8,490
                                                        --------       --------
                                                        --------       --------

NET INCOME PER SHARE ................................   $    .26 (2)   $    .18 (2)
                                                        --------       --------
                                                        --------       --------

See notes to consolidated condensed financial statements.

                                                                      FORM 10-Q

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1994         1993
                                                        ----         ----
REVENUES:
     Oil and gas sales and royalties ...............   $80,993      $64,129
     Gathering, marketing and processing revenues ..     8,483
     Other income ..................................     2,556        2,198
                                                       -------      -------
                                                        92,032       66,327
                                                       -------      -------

COSTS AND EXPENSES:
     Oil and gas operations ........................    18,286       19,541
     Oil and gas exploration .......................    13,575        8,293
     Gathering, marketing and processing costs .....     8,385
     Depreciation, depletion and amortization ......    30,888       20,783
     Selling, general and administrative ...........     9,618        7,800
     Interest expense ..............................     6,695        4,092
     Interest capitalized ..........................    (2,163)        (302)
                                                       -------      -------
                                                        85,284       60,207
                                                       -------      -------
INCOME BEFORE INCOME TAXES .........................     6,748        6,120
INCOME TAX PROVISION ...............................     2,371 (1)    2,118 (1)
                                                       -------      -------
NET INCOME .........................................   $ 4,377      $ 4,002
                                                       -------      -------
                                                       -------      -------
NET INCOME PER SHARE ...............................   $   .09 (2)  $   .08 (2)
                                                       -------      -------
                                                       -------      -------

See notes to consolidated condensed financial statements.

                                                                     FORM 10-Q

                       NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                              1994        1993
                                                              ----        ----
Cash Flows from Operating Activities:
     Net income ..........................................  $  12,794    $  8,490
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation, depletion and amortization .......     64,440      42,532
          Amortization of undeveloped lease costs, net ...      3,290       7,444
          Change in deferred credits .....................     14,640      (1,010)
          Change in other noncash items, net .............    (10,210)      3,947
     Changes in working capital, not including cash:
          (Increase) decrease in accounts receivable .....     (1,340)      9,313
          (Increase) decrease in other current assets ....     (2,446)     (1,618)
          Increase (decrease) in accounts payable ........     24,287       3,707
          Increase (decrease) in other current
             liabilities .................................     (1,209)      2,769
                                                            ---------    --------
Net Cash Provided by Operating Activities ................    104,246      75,574
                                                            ---------    --------

Cash Flows From Investing Activities:
     Capital expenditures ................................    (84,972)    (37,686)
     Proceeds from sale of property, plant and
        equipment ........................................      1,380       9,998
                                                            ---------    --------
Net Cash Provided by (Used in) Investing Activities ......    (83,592)    (27,688)
                                                            ---------    --------

Cash Flows From Financing Activities:
     Retirement of long-term debt ........................   (125,000)
     Retirement of short-term debt for property
        acquisition ......................................    (95,600)
     Proceeds from line of credit borrowings .............     48,000
     Exercise of stock options ...........................        554       2,226
     Cash dividends ......................................     (3,996)     (3,776)
     Retirement of convertible debt ......................                 (1,845)
                                                            ---------    --------
Net Cash Used in Financing Activities ....................   (176,042)     (3,395)
                                                            ---------    --------
Increase (Decrease) in Cash and Short-term Cash
   Investments ...........................................   (155,388)     44,491
Cash and Short-term Cash Investments at Beginning of
   Period ................................................    176,432     118,726
                                                            ---------    --------
Cash and Short-term Cash Investments at End of Period ....  $  21,044    $163,217
                                                            ---------    --------
                                                            ---------    --------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest (net of amount capitalized) ................  $  11,752    $  5,893
     Income taxes ........................................  $   5,000    $  4,550


See notes to consolidated condensed financial statements.

                                                                      FORM 10-Q

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three month and six month periods ended June 30, 1994 and 1993 and the cash flows for the six month periods ended June 30, 1994 and 1993. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1993.

(1) INCOME TAX PROVISION

     For the six months ended June 30:

                                                 (In thousands)
                                               ------------------
                                                 1994       1993
                                                 ----       ----
     Current ...............................   $(3,485)   $ 5,963
     Deferred ..............................    10,417     (1,352)
                                               -------    -------
                                               $ 6,932    $ 4,611
                                               -------    -------
                                               -------    -------

     For the three months ended June 30:

                                                 (In thousands)
                                               ------------------
                                                 1994       1993
                                                 ----       ----
     Current ...............................   $(1,192)   $ 2,530
     Deferred ..............................     3,563       (412)
                                               -------    -------
                                               $ 2,371    $ 2,118
                                               -------    -------
                                               -------    -------

(2) NET INCOME PER SHARE

     The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                 (In thousands)
                                               ------------------
                                                 1994       1993
                                                 ----       ----
     For the six months ended June 30: .....    49,948     46,301
     For the three months ended June 30: ...    49,955     47,945

                                                                    FORM 10-Q

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $104.2 million in the six months ended June 30, 1994 from $75.6 million in the same period of 1993. Cash and short-term cash investments decreased from $176.4 million at December 31, 1993 to $21 million at June 30, 1994.

     In January 1994, the Company repaid $95.6 million of short-term debt which was issued in October 1993 to acquire a producing property. On June 1, 1994, the Company redeemed all of its outstanding 10 1/8% Notes Due June 1, 1997, being $125 million aggregate principal amount. The Company used its available cash plus borrowed $48 million from its bank credit line to complete the redemption. The Company expects to reduce its annual interest expense by approximately $7.5 million as a result of this redemption.

     The Company expended approximately $85 million of its $190.5 million capital budget through June 30, 1994 and currently plans to expend all of its remaining capital budget in the remainder of the year. The Company plans to maintain an active drilling program and will also continue to evaluate reserve acquisition opportunities for the remainder of 1994. The Company believes it can fund internally its remaining exploration budget. Acquisitions which might exceed the Company's ability to fund from its internal cash flow would require external sources of financing, such sources which the Company believes would be available.

     The Company's current ratio (current assets divided by current liabilities) was 1.4 at June 30, 1994 compared to 1.7 at December 31, 1993. The company's ratio of long-term debt to book capital (defined as the Company's long-term debt plus its equity) at June 30, 1994 was 47 percent compared to 52 percent at December 31, 1993.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's gas imbalance receivables were $13.8 million at June 30, 1994 and $12.9 million at December 31, 1993. Gas imbalance liabilities were $10.8 million at June 30, 1994 and $7.6 million at December 31, 1993. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will have little impact on its liquidity.

RESULTS OF OPERATIONS

     During the second quarter of 1994, the Company recorded net income of $4.4 million, or 9 cents per share, compared to net income of $4.0 million, or 8 cents per share, in the second quarter of 1993. During the first six months of 1994, the Company recorded net income of $12.8 million, or 26 cents per share, compared to net income of $8.5 million, or 18 cents per share, in the first six months of 1993.

     The increased income for the six months ended June 30, 1994 compared to 1993 resulted from higher natural gas prices and increased production volumes primarily as a result of the acquisition of producing properties from Freeport-McMoRan Inc. effective October 1, 1993. The effect of the increased production volumes of both oil and gas during the second quarter of 1994 compared to the same period of 1993 was offset by higher exploration expenses.

     Noble Gas Marketing, Inc. (NGM), a wholly owned subsidiary of the Company, markets the Company's natural gas. In addition, in June 1994, NGM sold $8.5 million of third party gas. NGM's business plan calls for it to sell gas directly to end-users, gas marketers, industrial users, interstate and intrastate gas pipelines and local distribution companies. The Company records all of NGM's sales as gathering, marketing and processing revenues. All intercompany sales from Samedan Oil Corporation, a wholly owned subsidiary of the Company engaged in oil and gas exploration and production, to NGM are eliminated.

                                                                     FORM 10-Q

     Gas sales, excluding third party sales by NGM, increased 41 percent and 45 percent, respectively, for the three months and six months ended June 30, 1994. The increase in sales is primarily due to a 39 percent and 35 percent increase, respectively, in average daily production and a 1 percent and 8 percent increase, respectively, in average gas price.

     Oil sales increased 12 percent for the three months ended June 30, 1994, compared to the same period of 1993. The increase in sales is primarily due to a 23 percent increase in average daily production offset in part by an 11 percent decrease in average oil price.

     Oil sales decreased 1 percent for the six months ended June 30, 1994, compared to the same period of 1993. Average daily oil production increased 24 percent but was more than offset by an average oil price decrease of 21 percent.

     The Company had no oil or gas hedges in place, or any hedge related deposits, at June 30, 1994 or at December 31, 1993. The marketing of natural gas to end users at fixed prices while purchasing gas at fluctuating index prices exposes NGM to price risk. It is anticipated that NGM will be controlling these price risks by utilizing various hedging techniques.

     Certain selected gas and oil operating statistics follow:

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------   ------------------
                                       1994       1993       1994       1993
                                       ----       ----       ----       ----
Gas revenues  (in thousands) .....   $ 46,131   $ 32,673   $100,176   $ 69,178
Average daily gas -- MCFS ........    253,941    182,731    261,826    194,318
Average gas price per MCF ........   $   2.04   $   2.02   $   2.15   $   2.00
Oil revenues (in thousands) ......   $ 32,619   $ 29,199   $ 57,387   $ 58,089
Average daily oil -- BBLS ........     22,923     18,703     22,849     18,428
Average oil price per BBL ........   $  15.67   $  17.55   $  13.96   $  17.76

BBLS -- barrels
MCF -- thousand cubic feet

     Oil and gas operations expense decreased $1.29 and $.98 respectively on a barrel of oil equivalent basis (converting gas to oil on the basis of 6 MCF per barrel) for the three months and six months ended June 30, 1994, as compared to the same periods of 1993. The Freeport-McMoRan Inc. acquisition increased oil and gas operations expense for the first six months of 1994 by approximately $3.2 million, compared to the same period of 1993, expensed workovers in 1994 decreased oil and gas operations expense approximately $1.2 million compared to the same period of 1993, the sale of non-core properties in 1993 decreased oil and gas operations expense in 1994 by $.5 million compared to the same period of 1993, and oil and gas operations expenses on foreign properties decreased $1.8 million in 1994 compared to the first six months of 1993.

     Oil and gas exploration expense increased 64 percent, or $5.3 million, for the three months ended June 30, 1994, compared to the same period in 1993. The increase resulted in part from a $4.8 million increase in dry hole expense and a $1.7 million increase in seismic expense offset by a $1.7 million decrease in undeveloped lease impairment. Notwithstanding such increase in the 1994 second quarter, oil and gas exploration expense for the first six months of 1994 was nearly flat with the first six months of 1993.

     Depreciation, depletion and amortization (DD&A) expense increased 49 percent and 52 percent, respectively, for the three months and six months ended June 30, 1994, compared to the same periods in 1993. The increase is due primarily to higher production volumes and higher unit rates on properties acquired effective October 1, 1993. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, was $5.35 for the first six months of 1994 compared to $4.62 for the same period of 1993. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

                                                                      FORM 10-Q


     Interest expense increased 64 percent and 56 percent, respectively, for the three months and six months ended June 30, 1994, compared to the same periods of 1993 as a result of the increase in long-term debt incurred in connection with the October 1, 1993 acquisition.

     Interest capitalized increased $1.8 million for the three months ended June 30, 1994 and $3.6 million for the six months ended June 30, 1994, when compared to the same periods in 1993. This increase is primarily due to the increase in the capitalization of interest on the development of properties in the Gulf of Mexico.

FUTURE TRENDS

     Both oil and gas production in the three months and six months ended June 30, 1994 were higher than the same periods a year ago. This increase is due in part to volumes of oil and gas produced from properties acquired from Freeport-McMoRan Inc. on October 1, 1993. The Company anticipates its oil and gas production volumes will continue to increase in 1994 as compared to 1993 as a result of the properties acquired from Freeport-McMoRan Inc. as well as new oil and gas properties commencing production in 1994.

     Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, uses hedging and may do so in the future as a means of controlling its exposure to price changes. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation, or changing prices.

                                                                    FORM 10-Q

                    PART II. OTHER INFORMATION
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.


(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1994.

                                                                    FORM 10-Q

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NOBLE AFFILIATES, INC.
                                       --------------------------------
                                              (Registrant)




Date    August 12, 1994                WM. D. DICKSON
- -----------------------                --------------------------------
                                       WM. D. DICKSON, Vice President-Finance
                                           and Treasurer
                                       (Principal Financial Officer
                                           and Authorized Signatory)

                                INDEX TO EXHIBITS
                                -----------------

                                                                Sequentially
Exhibit                                                             Numbered
Number                               Exhibit                            Page
- -------                              -------                    ------------


10.1   Amendment No. 2 to the 1988 NonQualified Stock Option
       Plan For Non-Employee Directors of the Registrant effective as of July 1, 1993.


10.2   Amendment No. 1 to the Noble Affiliates, Inc. 1992 Stock
       Option and Restricted Stock Plan dated as of July 27, 1993.