Form 10-Q
period 1994-09-30
NOBLE AFFILIATES INC
filed 1994-11-14
CIK 72207

- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q



     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to____

                         Commission file number:  0-7062

                             NOBLE AFFILIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      73-0785597
   (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

      110 WEST BROADWAY
       ARDMORE, OKLAHOMA                                    73401
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)

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

     Number of shares of common stock outstanding as of October 28, 1994:
49,985,259

                                                              Page 1 of 12 pages
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                                                       FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                  (UNAUDITED)
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1994          1993
                                                  ------------   -----------
ASSETS:
Current Assets:
  Cash and short-term cash investments .........  $   44,784     $  176,432
  Accounts receivable-trade ....................      48,293         66,314
  Materials and supplies inventories ...........       3,706          3,302
  Other current assets .........................      18,186         10,516
                                                   ---------       --------

  Total Current Assets .........................     114,969        256,564
                                                   ---------      ---------


Property, Plant and Equipment ..................   1,592,253      1,487,068
  Less:  accumulated depreciation,
         depletion and amortization ............    (762,104)      (692,463)
                                                   ---------      ---------

                                                     830,149       794,605

Other Assets ...................................      20,171        16,827
                                                   ---------      ---------

  Total Assets .................................  $  965,289     $1,067,996
                                                   ---------     ----------
                                                   ---------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable .............................  $   64,844     $   29,354
  Other current liabilities ....................      25,245         19,241
  Short-term borrowing .........................                     95,600
  Income taxes .................................       3,843          2,343
                                                   ---------     ----------

  Total Current Liabilities ....................      93,932        146,538
                                                   ---------     ----------

Deferred Income Taxes ..........................      59,013         45,108

Other Deferred Credits and
  Noncurrent Liabilities .......................      10,446          7,158

Long-term Debt .................................     376,947        453,760

Shareholders' Equity:
  Common stock .................................     171,697        171,535
  Capital in excess of par value ...............     141,211        140,703
  Retained earnings ............................     127,461        118,612
                                                   ---------     ----------
                                                     440,369        430,850
  Less common stock in treasury
    (at cost, 1,524,900 shares) ................     (15,418)       (15,418)
                                                  ----------     ----------
  Total Shareholders' Equity ...................     424,951        415,432
                                                  ----------     ----------
  Total Liabilities and Shareholders' Equity ...  $  965,289     $1,067,996
                                                  ----------     ----------
                                                  ----------     ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                     1994           1993
                                                  ---------       ---------
REVENUES:
  Oil and gas sales and royalties ...............  $238,745        $194,374
  Gathering, marketing and processing revenues ..    27,372
  Other income ..................................     6,897           6,153
                                                    -------        --------

                                                    273,014         200,527
                                                   --------         -------

COSTS AND EXPENSES:
  Oil and gas operations ........................    56,120          54,502
  Oil and gas exploration .......................    32,960          25,245
  Gathering, marketing and processing costs .....    26,862
  Depreciation, depletion and  amortization .....    93,371          66,212
  Selling, general and administrative ...........    27,296          23,466
  Interest expense ..............................    19,525          12,557
  Interest capitalized ..........................    (6,006)         (3,076)
                                                    -------        --------

                                                    250,128         178,906
                                                    -------        --------

INCOME BEFORE INCOME TAXES ......................    22,886          21,621

INCOME TAX PROVISION ............................     8,041(1)        8,866(1)
                                                    -------        --------

NET INCOME ......................................  $ 14,845        $ 12,755
                                                    -------        --------
                                                    -------        --------

NET INCOME PER SHARE ............................  $    .30(2)     $    .27(2)
                                                    -------        --------
                                                    -------        --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q


                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    1994             1993
                                                  --------         --------
REVENUES:
  Oil and gas sales and royalties ............... $ 76,850         $ 63,356
  Gathering, marketing and processing revenues ..   18,889
  Other income ..................................    1,702              990
                                                  --------         --------
                                                    97,441           64,346
                                                  --------         --------

COSTS AND EXPENSES:
  Oil and gas operations ........................   19,623           17,614
  Oil and gas exploration .......................   15,390            6,723
  Gathering, marketing and processing costs .....   18,477
  Depreciation, depletion and amortization ......   28,931           23,680
  Selling, general and administrative ...........    8,445            6,964
  Interest expense ..............................    5,235            3,370
  Interest capitalized ..........................   (1,820)          (2,525)
                                                  --------         --------

                                                    94,281           55,826
                                                  --------         --------

INCOME BEFORE INCOME TAXES ......................    3,160            8,520

INCOME TAX PROVISION ............................    1,109(1)         4,255(1)
                                                  --------         --------

NET INCOME ...................................... $  2,051         $  4,265
                                                  --------         --------
                                                  --------         --------

NET INCOME PER SHARE ............................ $    .04(2)      $    .09(2)
                                                  --------         --------
                                                  --------         --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                            1994                1993
                                                                                          ---------           ----------
Cash Flows from Operating Activities:
  Net income ..........................................................................    $ 14,845           $  12,755
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization ..........................................      93,371              66,212
    Amortization of undeveloped lease costs, net ......................................       4,955               9,812
    Increase (decrease) in deferred income taxes ......................................      13,905               2,235
    Increase (decrease) in other deferred credits .....................................       3,288               1,317
    Change in other assets and other noncash items, net ...............................      (3,206)              4,269
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable ........................................      18,021              12,511
    (Increase) decrease in other current assets and inventories .......................      (8,074)               (818)
    Increase (decrease) in accounts payable ...........................................      35,490               4,180
    Increase (decrease) in other current liabilities ..................................       7,504               6,340
                                                                                           --------            --------
Net Cash Provided by Operating Activities .............................................     180,099             118,813
                                                                                           --------            --------

Cash Flows From Investing Activities:
  Capital expenditures ................................................................    (135,445)           (172,746)
  Proceeds from sale of property, plant and equipment .................................       1,624              10,957
                                                                                           --------            --------

Net Cash Provided by (Used in) Investing Activities ...................................    (133,821)           (161,789)
                                                                                           --------            --------

Cash Flows From Financing Activities:
  Retirement of long-term debt ........................................................    (125,000)
  Retirement of short-term debt for property acquisition ..............................     (95,600)
  Proceeds from line of credit borrowings .............................................      48,000
  Exercise of stock options ...........................................................         670               4,289
  Cash dividends ......................................................................      (5,996)             (5,769)
  Retirement of convertible debt ......................................................                          (1,845)
                                                                                           --------            --------
Net Cash Used in Financing Activities .................................................    (177,926)             (3,325)
                                                                                           --------            --------

Increase (Decrease) in Cash and Short-term Cash Investments ...........................    (131,648)            (46,301)

Cash and Short-term Cash Investments at Beginning of Period ...........................     176,432             118,726
                                                                                           --------            --------

Cash and Short-term Cash Investments at End of Period .................................   $  44,784           $  72,425
                                                                                           --------            --------
                                                                                           --------            --------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized) ................................................   $  10,625           $   3,463
  Income taxes (net of refund) ........................................................   $      84           $   4,550

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                       FORM 10-Q



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three month and nine month periods ended September 30, 1994 and 1993 and the cash flows for the nine month periods ended September 30, 1994 and 1993. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1993.

(1) INCOME TAX PROVISION

     For the nine months ended September 30:
                                                              (IN THOUSANDS)
                                                       -------------------------
                                                         1994         1993
                                                         ----         ----
     Current .......................................   $(5,864)     $ 9,669
     Deferred ......................................    13,905         (803)
                                                       -------      -------
                                                       $ 8,041      $ 8,866
                                                       -------      -------
                                                       -------      -------

     For the three months ended September 30:
                                                            (IN THOUSANDS)
                                                       -------------------------
                                                         1994         1993
                                                         ----         ----
     Current .......................................   $(2,379)     $ 3,706
     Deferred ......................................     3,488          549
                                                       -------      -------
                                                       $ 1,109      $ 4,255
                                                       -------      -------
                                                       -------      -------

(2) NET INCOME PER SHARE

     The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                       (IN THOUSANDS)
                                                       -------------------------
                                                         1994         1993
                                                         ----         ----
     For the nine months ended September 30 .........   49,959       47,487
     For the three months ended September 30 ........   49,982       49,858

                                                                       FORM 10-Q

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $180.1 million in the nine months ended September 30, 1994 from $118.8 million in the same period of 1993. Cash and short-term cash investments decreased from $176.4 million at December 31, 1993 to $44.8 million at September 30, 1994.

     In January 1994, the Company repaid $95.6 million of short-term debt which was issued in October 1993 to acquire a producing property. On June 1, 1994, the Company redeemed all of its outstanding 10 1/8% Notes Due June 1, 1997, being $125 million aggregate principal amount. The Company used its available cash plus borrowings of $48 million under its bank credit line to complete the redemption. The Company expects to reduce its 1994 interest expense by approximately $7.5 million as a result of this redemption.

     The Company expended approximately $135.4 million of its $190.5 million capital budget through September 30, 1994 and currently plans to expend all of its remaining capital budget in the remainder of the year. The Company estimates that through September 30, 1994, it has added new gas reserves sufficient to replace its estimated gas production of 100 billion cubic feet for 1994. Additionally, the Company estimates that through September 30, 1994, it has also added enough oil and gas reserves on an equivalent barrel basis to exceed its estimated oil and gas production of 25 million equivalent barrels for 1994. The Company believes it can fund internally its remaining capital budget. The Company believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     The Company's current ratio (current assets divided by current liabilities) was 1.2 at September 30, 1994 compared to 1.7 at December 31, 1993. The Company's ratio of long-term debt to book capital (defined as the Company's long-term debt plus shareholders' equity) at September 30, 1994 was 47 percent compared to 52 percent at December 31, 1993.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's gas imbalance receivables were $14.0 million at September 30, 1994 and $12.9 million at December 31, 1993. Gas imbalance liabilities were $10.8 million at September 30, 1994 and $7.6 million at December 31, 1993. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will have little impact on its liquidity.

RESULTS OF OPERATIONS

     During the third quarter of 1994, the Company recorded net income of $2.1 million, or 4 cents per share, compared to net income of $4.3 million, or 9 cents per share, in the third quarter of 1993. During the first nine months of 1994, the Company recorded net income of $14.8 million, or 30 cents per share, compared to net income of $12.8 million, or 27 cents per share, in the first nine months of 1993.

     Noble Gas Marketing, Inc. (NGM), a wholly owned subsidiary of the Company, started marketing the Company's natural gas in June 1994. NGM has sold $27.4 million of third party gas through September 30, 1994. NGM's business plan calls for it to sell gas directly to end-users, gas marketers, industrial users, interstate and intrastate gas pipelines and local distribution companies. The Company records all of NGM's sales as gathering, marketing and processing revenues. All intercompany sales from Samedan Oil Corporation, a wholly owned subsidiary of the Company engaged in oil and gas exploration and production, to NGM have been eliminated.

     Gas sales, excluding third party sales by NGM, increased 12 percent and 34 percent, respectively, for the three months and nine months ended September 30, 1994. The increase in revenues is primarily due to a 33 percent increase in average daily production, offset by a 15 percent decrease in average gas price for the three months ended September 30, 1994 and a 34 percent increase in average daily production with a flat average gas price for the nine months ended September 30, 1994.

                                                                       FORM 10-Q

     Oil revenues increased 33 percent for the three months ended September 30, 1994, compared to the same period of 1993. The increase in revenues is primarily due to a 27 percent increase in average daily production due in part to properties acquired from Freeport-McMoRan in October of 1993. Average oil prices increased 4 percent.

     Oil revenues increased 9 percent for the nine months ended September 30, 1994, compared to the same period of 1993. Average daily oil production increased 25 percent due in part to properties acquired from Freeport-McMoRan in October of 1993. The oil production increase was offset in part by an average oil price decrease of 13 percent.

      The marketing of natural gas results in price risk due to a fixed supply cost and a variable market or, conversely, a variable supply cost and a fixed market. NGM employs various hedging techniques to lock in profits or limit its exposure to price risk. The Company had no oil or gas hedges in place, or any hedge related deposits, at December 31, 1993. The Company would be required to pay $70,000 in excess of the carrying value to terminate the contracts at September 30, 1994. These contracts represent approximately 41,000 MBTU's (thousand British thermal unit) per day for its October production at prices ranging from $1.33 to $1.42.

     Certain selected gas and oil operating statistics follow:

                                        FOR THE THREE MONTHS               FOR THE THREE MONTHS
                                        ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                     -----------------------            -----------------------
                                         1994         1993               1994            1993
                                       --------     --------           --------        --------
Gas revenues  (in thousands) ......    $ 39,670     $ 35,528           $139,846        $104,706
Average daily gas - MCF ...........     243,399      183,607            255,616         190,708
Average gas price per MCF .........    $   1.83     $   2.15           $   2.05        $   2.05
Oil revenues (in thousands) .......    $ 34,499     $ 25,983           $ 91,886        $ 84,072
Average daily oil - BBLS ..........      23,297       18,402             23,000          18,420
Average oil price per BBL .........    $  16.26     $  15.60           $  14.74        $  17.03

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

     Oil and gas operations expense decreased $.57 and $.84, respectively, on a barrel of oil equivalent basis (converting gas to oil on the basis of 6 MCF per barrel) for the three months and nine months ended September 30, 1994, as compared to the same periods of 1993. Properties acquired from Freeport-McMoRan Inc. in 1993 increased oil and gas operations expense for the first nine months of 1994 by approximately $7.2 million, compared to the same period of 1993. However, a decline in expensed workovers in 1994 decreased oil and gas operations expense approximately $1.0 million compared to the same period of 1993, and the effect of the sale of certain non-core properties in 1993 decreased oil and gas operations expense in 1994 by $.6 million compared to the same period of 1993. Oil and gas operations expenses on foreign properties decreased $2.1 million in 1994 compared to the first nine months of 1993 due to sale of Indonesian properties.

     Oil and gas exploration expense increased 129 percent, or $8.7 million, for the three months ended September 30, 1994, compared to the same period in 1993. The increase resulted in part from a $8.3 million increase in dry hole expense and a $.5 million increase in seismic expense offset by a $.7 million decrease in undeveloped lease impairment. Oil and gas exploration expense for the first nine months of 1994 increased 31 percent, or $7.7 million, compared with the first nine months of 1993. The increase resulted in part from a $10.4 million increase in dry hole expense and a $2.2 million increase in seismic expense offset by a $4.8 million decrease in undeveloped lease impairment.

     Depreciation, depletion and amortization (DD&A) expense increased 22 percent and 41 percent, respectively, for the three months and nine months ended September 30, 1994, compared to the same periods in 1993. The increase is due primarily to higher production volumes and higher unit rates on properties acquired effective October 1, 1993. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, was $5.21 for the first nine months of 1994 compared to $4.83 for the same period of 1993. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

                                                                       FORM 10-Q



     Interest expense increased 55 percent for both the three months and nine months ended September 30, 1994, compared to the same periods of 1993 as a result of the increase in long-term debt incurred in connection with the October 1, 1993 acquisition.

     Interest capitalized decreased $.7 million for the three months ended September 30, 1994 when compared to the same period of 1993. The decrease resulted from the completion of several major projects on which the Company has been capitalizing interest. Interest capitalized increased $2.9 million for the nine months ended September 30, 1994, when compared to the same period in 1993. This increase is primarily due to the increase in the capitalization of interest on the development of properties in the Gulf of Mexico.


FUTURE TRENDS

     Both oil and gas production in the three months and nine months ended September 30, 1994 were higher than the same periods a year ago. This increase is due in part to volumes of oil and gas produced from properties acquired from Freeport-McMoRan Inc. on October 1, 1993. The Company anticipates its oil and gas production volumes will continue to increase in 1994 as compared to 1993 as a result of the properties acquired from Freeport-McMoRan Inc. as well as new oil and gas properties commencing production in 1994.

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

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.

                                                                       FORM 10-Q

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NOBLE AFFILIATES, INC.
                                     -----------------------------------------
                                     (Registrant)





Date  November 14, 1994              WM. D. DICKSON
    ---------------------            -----------------------------------------
                                     WM. D. DICKSON, Vice President-Finance
                                        and Treasurer
                                     (Principal Financial Officer
                                     and Authorized Signatory)

                                INDEX TO EXHIBITS
                                -----------------

                                                                    Sequentially
Exhibit                                                                 Numbered
Number                               Exhibit                                Page
- - - ------------                         -------                        ------------

  27.1                               Financial Data Schedule.