Form 10-K
NOBLE AFFILIATES INC
filed 1995-03-29
CIK 72207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


      (Mark One)                   FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   /X/        No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

      Aggregate market value of Common Stock held by nonaffiliates as of March 13, 1995: $1,126,680,498.

      Number of shares of Common Stock outstanding as of March 13, 1995:
50,024,356.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

      (1)   1994 annual report to the shareholders - Parts I and II.
      (2)   Proxy statement for the 1995 annual meeting of shareholders -
Part III.

                              TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----

                                    PART I
Item 1.  Business...........................................................  1
         General............................................................  1
         Oil and Gas........................................................  1
           Exploration Activities...........................................  1
           Acquisitions.....................................................  4
           Production Activities............................................  4
           Marketing........................................................  4
           Regulation and Risks.............................................  5
           Competition......................................................  6
         Employees..........................................................  6

Item 2.  Properties.........................................................  7
         Offices............................................................  7
         Oil and Gas........................................................  7

Item 3.  Legal Proceedings.................................................. 11

Item 4.  Submission of Matters to a Vote of Security Holders................ 12

         Executive Officers of the Registrant............................... 12

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................. 13

Item 6.  Selected Financial Data............................................ 13

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 13

Item 8.  Financial Statements and Supplementary Data........................ 13

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................. 14

Item 10. Directors and Executive Officers of the Registrant................. 14

Item 11. Executive Compensation............................................. 14

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 14

Item 13. Certain Relationships and Related Transactions..................... 14

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 15


                                      (i)

                                   PART I

ITEM 1.  BUSINESS.

GENERAL

    Noble Affiliates, Inc. is a Delaware corporation organized in 1969. The Registrant is principally engaged, through its subsidiaries, in the exploration, production and marketing of oil and gas. In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries.

OIL AND GAS

    The Registrant's wholly owned subsidiary, Samedan Oil Corporation ("Samedan"), has been engaged in the exploration for and production of oil and gas since 1932. Samedan conducts its exploration and production operations throughout the major basins in the United States, including the Gulf of Mexico, and in foreign jurisdictions, primarily in Canada and Africa. For information regarding Samedan's oil and gas properties, see "Item 2 - Properties - Oil and Gas" on pages 7 through 11 of this report. The Registrant's wholly owned subsidiary, Noble Gas Marketing, Inc. ("NGM"), markets the Company's natural gas as well as third-party gas. For more information regarding NGM's operations, see "Item 1 - Business - Oil and Gas - Marketing" on pages 4 and 5 of this report.

    In this report, unless the context otherwise requires, Samedan refers to Samedan Oil Corporation and its subsidiaries and NGM refers to Noble Gas Marketing, Inc. and its subsidiaries. In this report, quantities of oil are expressed in barrels ("bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf").

    EXPLORATION ACTIVITIES

    Samedan, by itself or through various arrangements with others, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities, including geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired such exploration rights.

    Samedan has been engaged in exploration and development of oil and gas reserves in federal and state waters offshore Texas and Louisiana since 1968 and has remained active in these areas of the Gulf of Mexico throughout the past 26 years during which it has drilled, or participated in the drilling of (through December 31, 1994), 649 gross wells. In 1994, Samedan drilled or participated in the drilling of 23 exploratory wells (9.9 net) and 31 development wells (13.5 net) in federal and state waters offshore Texas and Louisiana. Of the 54 gross wells drilled, 36 (16.5 net) were completed as productive wells and 18 (6.9 net) were abandoned as dry holes. The Registrant intends to remain active in these areas of the Gulf of Mexico. As of December 31, 1994, the Registrant had 73 undrilled leases in the Gulf of Mexico, with expiration dates ranging from 1995 to 1999, in which the Registrant currently intends to conduct future exploration activities.

    The following paragraphs in this "Exploration Activities" section describe significant domestic activities in 1994.

    GULF OF MEXICO. Samedan drilled four wells on its Vermilion 371/362 leases. The Vermilion 362 #2 logged 142 feet of gas pay in five zones. The well tested 19.5 million cubic feet of gas and 1,642 barrels of condensate per day out of two zones perforated. The Vermilion 362 #3 well logged 42 feet of gas and condensate pay in three zones. The well was not tested. The Vermilion 371 #3 well logged 118 feet of gas pay in four zones. The Vermilion 371 #4 well logged 70 feet of gas pay in five zones.

    In August 1994, Samedan installed the platform and production facilities on its East Cameron 331/332 complex. The East Cameron 331 #6 well was drilled to test a separate fault block. The well encountered approximately 68 feet of oil and gas pay in four zones as determined from electric logs and sidewall cores. Production commenced from the platform in October 1994 upon completion of the first well. At year end 1994, the Company had completed three wells which were producing approximately 43 million cubic feet of gas and 2,400 barrels of oil per day. All of the wells are expected to be completed by the end of the first quarter of 1995. It is projected that daily production from the field will be approximately 100 million cubic feet of gas and 10,000 barrels of oil per day.

    In August 1994, Samedan installed a nine slot platform and production facilities on its 100 percent owned High Island A-547 lease, offshore Texas. Completion operations are expected to commence on the four wells connected to the platform during the first quarter of 1995. The production facilities on the platform are currently capable of handling 50 million cubic feet of gas and 500 barrels of condensate per day.

    Samedan drilled a gas discovery on High Island A-231, offshore Texas. The Sidetrack #2 well encountered 19 feet of pay in a lower zone, 25 feet of pay in an intermediate zone, and 16 feet of pay in an upper zone. Samedan owns the full working interest in the upper and lower zones and an 80 percent working interest in the intermediate zone. Production from the well commenced in November 1994 at the rate of 4.1 million cubic feet of gas and 25 barrels of condensate per day.

    Offshore Louisiana, Samedan participated with a 35 percent working interest in a gas and condensate discovery on Eugene Island 72. The well was drilled to 17,400 feet and logged 73 net feet of gas pay. The well tested 12.4 million cubic feet of gas and 288 barrels of condensate per day through a 16/64 inch choke with 7,090 pounds of flowing tubing pressure. Production facilities are expected to be installed and production commence from the field during the first quarter of 1995.

    Samedan drilled a third well on its Vermilion 332 lease during the year after acquiring the offset lease, Vermilion 333, at a federal sale in 1994. The well logged 25 feet of oil pay and was not tested. The previous two wells, drilled during 1993, tested oil at rates between 576 and 739 barrels per day. Installation of a platform on the field is expected in September 1995. First production is expected to be sold during the fourth quarter of 1995.

    During 1994, Samedan participated in drilling wells on two separate deep water prospects. The Garden Banks 240 #3 well, in which the Company owns a 66.7 percent working interest, was drilled in 830 feet of water, offshore Louisiana. The well encountered approximately 145 feet of gas pay in three zones. Current development plans call for installation of a subsea wellhead with production flowing to a nearby platform. Initial production is expected to commence in September 1995 at an estimated rate of 25 million cubic feet of gas and 150 barrels of condensate per day.

    Samedan also participated with a 25 percent working interest in drilling the Green Canyon 136 #6 well in 850 feet of water. The well logged 131 feet of gas pay and tested 26.8 million cubic feet of gas per day through a 42/64 inch choke.

    Samedan participated in drilling various successful wells from existing platforms, including activity at Main Pass 305/306 (two wells at 100 percent working interest), High Island A-270 (four wells at 7.5 percent working interest), East Cameron 148 (one well at 26 percent working interest), High Island 21 (one well at 15 percent working interest), West Cameron 593 (one well at 28 percent working interest) and Brazos A-52 (one well at 50 percent working interest).

    During 1994, Samedan commenced oil and gas production from the following fields: South Timbalier 68, South Marsh Island 232, Ship Shoal 315, Brazos 531/552 and Brazos A-52 B and F platforms.

    DOMESTIC ONSHORE. Samedan participated in drilling 79 wells in the Niobrara formation on acreage located in northeastern Colorado, with an average working interest of 77 percent. Seventy wells were completed as gas wells, resulting in an 89 percent success ratio.

    Samedan continued to actively exploit new oil reserves inside its waterflood units and on adjacent leases. In Southern Oklahoma, nine wells were drilled in the Company's Wildcat Jim Penn Unit (75 percent working interest), and 10 wells were drilled on adjacent leases, with working interests ranging from 65 to 100 percent.

    Samedan acquired 2,560 net acres and 16 producing oil wells in order to form its Mohler Waterflood Prospect, in Meade County, Kansas. Samedan owns the full working interest and has received all necessary approvals to install a secondary oil recovery project. Work is underway to convert certain wells into water injection wells and install flowlines, tanks and other equipment needed to successfully recover additional oil reserves. The Company expects to obtain peak oil response to the water injection program during early 1997.

    In Gaines County, Texas, Samedan drilled ten additional wells in its 58 percent owned South Central Robertson Waterflood Unit. The wells added an estimated 900 barrels of production per day to the unit, bringing total unit oil production up to 3,400 barrels per day.

    In Vermilion Parish, Louisiana, Samedan participated in the Trahan #1 well, a 17,500 foot exploratory well, with a 13 percent working interest. The well logged 63 feet of gas and condensate pay in two zones. Additional drilling is planned for the prospect during 1995.

    The Company participated in ten exploratory wells in California, resulting in five discoveries. Included in those discoveries are the Bertao #1-30 well, which logged 40 feet of Blewett gas pay at approximately 6,250 feet; the Merritt Island #1 well, which logged seven feet of Winters pay and tested two million cubic feet of gas per day; and the Dodd #2-14 well, which tested three million cubic feet of gas per day out of 30 feet of Blewett pay. Additional exploratory drilling is expected in California during 1995.

    In Beckham County, Oklahoma, Samedan participated with a 27.5 percent working interest in the Silk #1-6 well. The exploratory well logged approximately 250 feet of Granite Wash pay in multiple zones. During the fourth quarter of 1994, the well was tested at pre-frac rates of 1.9 million cubic feet of gas and 48 barrels of oil per day. The Company expects to participate in additional drilling on the prospect in 1995.

    The following paragraphs in this "Exploration Activities" section describe significant international activities in 1994.

    CANADA. During 1994, Samedan Oil of Canada, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Canada"), participated in 20 exploratory wells (10.3 net) and 12 development wells (3.2 net) with interests ranging from 14 to 100 percent. A total of 15 wells (6.8 net) were successfully completed in 1994.

    In 1994, Samedan-Canada participated with a 14 percent working interest in drilling five horizontal wells in the Meekwap oil field in Alberta Province. The wells added an approximate 2,000 barrels of oil per day to the unit production, bringing total daily production to 4,000 barrels.

    TUNISIA. During 1994, Samedan of Tunisia, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Tunisia"), participated in one exploratory well (.50 net). A delineation well was drilled on Samedan-Tunisia's 50 percent owned Isis concession. The Isis #6 well encountered approximately 85 feet of pay and tested at unstabilized rates up to 3,811 barrels of oil per day. Samedan-Tunisia did not gain sufficient confidence in the size of the reservoir to proceed with a development plan and, accordingly, wrote off the cost of the well which was approximately $7 million net to Samedan-Tunisia's interest.

    Samedan-Tunisia began the drilling of the Zelfa #1 well, located 11 miles offshore, in 190 feet of water to a total depth of 10,270 feet. The Zelfa #1 well was not finalized until 1995 and was not considered a 1994 well. Three zones, ranging from 51 to 112 feet, tested oil at a combined rate of 4,540 barrels per day. Subject to partner approval and rig availability, the Company plans to proceed with additional delineation drilling in 1995.

    During the year, the Tazerka oil field, which Samedan-Tunisia operates, produced an average of 1,778 barrels of oil per day (622 net to Samedan-Tunisia) from five wells. Production from the field is stored in a floating production and storage unit, capable of holding 1.4 million barrels of oil, anchored on the property.

    WEST AFRICA. Samedan of North Africa, Inc., a wholly-owned subsidiary of Samedan ("Samedan-North Africa"), owns a 30 percent working interest in the Alba Field located in a 500,000 gross acre contract area northwest of Bioco Island in the Atlantic Ocean offshore Equatorial Guinea. During 1994, production from the Alba

Field averaged 4,980 barrels of condensate per day from two wells. The field was shut-in or curtailed for several periods due to mechanical problems either with the wellhead or production facilities. At year end 1994, the field was producing approximately 6,800 barrels of condensate per day. Samedan-North Africa did not engage in any drilling during 1994.

    INDONESIA. In April 1994, Samedan Oil of Indonesia, Inc., a wholly-owned subsidiary of Samedan ("Samedan-Indonesia"), sold its 15 percent working interest in a permit covering approximately 747,000 gross acres in the East Java Sea, offshore Indonesia. The oil reserves and related costs attributable to the Company's interest in the Camar Field were essentially written off during 1993.

    ACQUISITIONS

    During 1994, Samedan purchased proved producing properties in the Gulf of Mexico, onshore United States, and Canada. Samedan spent approximately $6.1 million on these properties compared with $418.5 million in 1993. Two of the 1993 transactions, totaling $405 million, were purchases of proved oil and gas properties from Freeport-McMoRan, Inc. ("Freeport-McMoRan") and FM Properties Operating Co. ("FMPO"). In July 1993, Samedan acquired from Freeport-McMoRan and FMPO for $100 million all their interest in East Cameron blocks 320, 331 and 332, located in federal waters offshore Louisiana. In October 1993, Samedan acquired substantially all the remaining oil and gas properties from FMPO for $305 million, which included 40 producing blocks in the Gulf of Mexico and three oil and gas fields onshore in the United States.

    Also in 1994, Samedan spent $10.4 million on acquisitions of unproved properties. These properties were acquired primarily through domestic onshore lease acquisitions, various offshore lease sales and Canadian land sales.

    PRODUCTION ACTIVITIES

    As of December 31, 1994, Samedan owned approximately 1,915 net producing oil and gas wells in the United States and Canada and approximately 3.4 net producing oil and gas wells in other foreign jurisdictions. Net production of oil (including condensate and natural gas liquids), excluding royalty sales, totaled 8,081,047 bbls in 1994 compared to 6,916,767 bbls in 1993. Net production of natural gas, excluding royalty sales, totaled 87,729,371 Mcf in 1994 compared to 75,139,423 Mcf in 1993.

    Samedan operates approximately 31.4 percent of the gross oil and gas wells in which it has an interest, with the remainder operated by others under operating agreements customarily used in the industry.

    MARKETING

    On January 13, 1994, the Company formed a wholly-owned subsidiary, Noble Gas Marketing, Inc. ("NGM"), for the purpose of seeking out opportunities to enhance the value of the Company's gas by marketing directly to end users, as well as accumulating gas to be sold to gas marketers and pipelines. It is anticipated that NGM will also be actively involved in the purchase and sale of gas from other producers. Such third party gas may be purchased from non-operators who own working interests in the Company's wells, or from other producers' properties in which the Company may not own an interest. NGM, through its wholly-owned subsidiary, Noble Gas Pipelines, Inc., plans to engage in the installation, purchase and operation of gas gathering systems.

    Samedan has a gas sales contract with NGM, whereby Samedan is paid an index price for all gas sold to NGM. NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan and third parties. All intercompany sales and costs have been eliminated.

    Oil produced by the Company is sold to various purchasers in the United States, Canada and other foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and trucks to gatherers, transportation companies and end users. In order to manage its exposure to price risks, the

Company from time to time enters into hedging transactions, including crude oil and natural gas futures swap contracts.

    Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average per barrel oil price decreased from $18.68 in 1992 to $15.91 in 1993 to $14.90 in 1994. The Company's average oil prices for 1992 and 1993 reflected additional amounts per barrel of $0.33 and $0.02, respectively, from hedging oil production. The Company did not hedge any of its oil production during 1994.

    Substantial competition in the natural gas marketplace continued in 1994. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The average price per Mcf realized by the Company was $1.81 in 1992, $2.10 in 1993 and $1.97 in 1994. The Company's average gas prices for 1992 and 1993 reflected reductions of $0.045 and $0.048 per Mcf, respectively, from hedging natural gas production. The Company did not hedge any of its gas production during 1994, but did through its marketing subsidiary, NGM, hedge approximately 27,000 MMBtu's per day during the second half of 1994 at prices ranging from $1.33 to $1.92 per MMBtu.

    The largest single customer for the Company's oil in 1994 purchased approximately 15 percent of its oil production, and the five largest purchasers accounted for approximately 55 percent of total oil production. The largest single customer for the Company's gas in 1994 purchased approximately 19 percent of its gas production, and the five largest purchasers accounted for approximately 33 percent of total gas production. The Company does not believe that the loss by the Company of a major oil or gas customer would have a material adverse effect on the Company.

    REGULATION AND RISKS

    GENERAL. Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste and pollution, and protection of the environment. Laws affecting the oil industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Numerous governmental departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability.

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

    ENVIRONMENTAL MATTERS. As a developer, owner and operator of oil and gas properties, Samedan is subject to various federal, state, local and foreign country laws and regulations relating to the discharge of materials into, and the protection of, the environment. The release or discharge of oil from Samedan's domestic onshore or offshore facilities could subject Samedan to liability under federal laws and regulations, including the Oil Pollution

Act of 1990, the Outer Continental Shelf Lands Act and the Clean Water Act, for pollution cleanup costs, damage to the environment, civil or criminal penalties, and orders or injunctions requiring the suspension or cessation of operations in affected areas. The liability under these laws for a substantial release or discharge of oil, subject to certain specified limitations on liability, may be extraordinarily large. If any oil pollution was caused by willful misconduct, willful negligence or gross negligence, or was caused primarily by a violation of federal regulations, such limitations on liability may not apply. Certain of Samedan's facilities are subject to regulations of the United States Environmental Protection Agency, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable water.

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability on certain classes of persons that contributed to the release or threatened release of a hazardous substance into the environment or that own or operate facilities or vessels onto or into which hazardous substances are disposed. The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder regulate hazardous waste, including its treatment, storage and disposal. CERCLA currently exempts crude oil, and RCRA currently exempts certain oil and gas exploration and production drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substances and hazardous wastes. Samedan's operations, however, may involve the use or handling of other materials that may be classified as hazardous substances or hazardous wastes, and therefore, these statutes and regulations promulgated under them would apply to Samedan's generation, handling and disposal of these materials. In addition, there can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

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

EMPLOYEES

    The total number of employees of the Company increased from 518 at December 31, 1993 to 521 at December 31, 1994.

ITEM 2. PROPERTIES.

OFFICES

    The principal executive office of the Company is located at 110 West Broadway, Ardmore, Oklahoma 73401. The principal executive office of Samedan is in Ardmore, Oklahoma, and Samedan also maintains division offices in Oklahoma City, Houston, Denver and Calgary, Canada. Samedan maintains three separate offices in Houston for its international, offshore and onshore oil and gas operations. Samedan maintains an office in Tunis, Tunisia, from which it operates its various concessions and producing property in Tunisia. The principal executive office of NGM is located in Houston.

OIL AND GAS

    The estimated proved and proved developed oil and gas reserves of Samedan, as of December 31, 1994, 1993 and 1992 and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1994, 1993 and 1992 are included in Note 10 of Notes to Consolidated Financial Statements appearing on pages 34 through 37 of the Registrant's 1994 annual report to shareholders, which Note is incorporated herein by reference ("Note 10").

    Note 10 also includes Samedan's net production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1994. Royalty production of both oil and gas (stated in oil barrel equivalents) is included in the "Crude Oil & Condensate" presentation in Note
10. Samedan has no oil or gas applicable to long-term supply or similar agreements with foreign governments or authorities in which Samedan acts as producer.

    Since January 1, 1994, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration (the "EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

    The following table sets forth for each of the last three years the average sales price (including transfers) per unit of oil produced and per unit of natural gas produced, and the average production (lifting) cost per unit of production.

                                              YEAR ENDED DECEMBER 31,
                                             -------------------------
                                              1994     1993      1992
                                             -------  ------    ------
Average sales price per bbl of oil (1):

    United States.........................   $14.76   $16.05    $18.97
    Canada................................   $13.72   $15.13    $17.19
    Other international...................   $16.75   $15.32    $17.87

        Combined..........................   $14.90   $15.91(2) $18.68(2)

Average sales price per Mcf of natural gas (1):

    United States.........................   $ 1.99   $ 2.15    $ 1.86
    Canada................................   $ 1.47   $ 1.22    $ 1.02

        Combined..........................   $ 1.97   $ 2.10(3) $ 1.81(3)

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation (per bbl)(4):

    United States.........................   $ 3.64   $ 4.26    $ 4.79
    Canada................................   $ 5.17   $ 6.33    $ 5.16
    Other international...................   $ 3.89   $ 6.40    $ 7.24

        Combined .........................   $ 3.71   $ 4.45    $ 5.02

___________________

  (1) Net production amounts used in this calculation include royalties.

  (2) Includes per barrel $0.02 in 1993 and $0.33 in 1992, from hedging.

  (3) Reflects a reduction per Mcf of $0.048 in 1993 and $0.045 in 1992, from hedging.

  (4) Gas production is converted to oil barrel equivalents based on the average sales prices per barrel of oil and per Mcf of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio excludes royalties. Conversion ratios for 1994, 1993 and 1992 are set forth below:

                                 UNITED STATES      CANADA
                                 -------------    ----------
                        1994       7.44 to 1       9.42 to 1
                        1993       7.46 to 1      12.45 to 1
                        1992      10.19 to 1      16.85 to 1


    The number of productive oil and gas wells in which Samedan had interests and the developed acreage held as of December 31, 1994, were as follows:


                          PRODUCTIVE WELLS(1)(2)           DEVELOPED ACREAGE(3)(4)
                       ------------------------------     -------------------------
                          OIL              GAS
                       -------------   ---------------
LOCATION               GROSS    NET     GROSS    NET       GROSS ACRES    NET ACRES
--------               ------  ------  -------  ------     -----------   ----------
United States
  (onshore).......... 3,513.5   887.2  1,311.5   724.5         636,032      378,781
Canada...............    89.5    25.1     75.5    20.1         130,922       40,167
United States
  (offshore).........   245.5   106.0    403.5   152.2         734,123      284,575
Other International..     7.0     2.6      2.0      .8         367,762      115,174
                      ------- -------  -------  ------      ----------     --------
Total................ 3,855.5 1,020.9  1,792.5   897.6       1,868,839      818,697
                      ------- -------  -------  ------      ----------     --------
                      ------- -------  -------  ------      ----------     --------

___________________

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

  (2) One or more completions in the same bore hole is counted as one well. Included in the table and counted as one gross well each are 25.5 oil wells (16.1 net) and 41.5 gas wells (16.5 net) that are multiple completions. Also included in the table are 788.5 gross oil wells
      (233.1 net) and 118.5 gross gas wells (71.3 net) that were not producing at December 31, 1994 because such wells were awaiting additional action or pipeline connections.

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

    The undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1994, is as follows:


                                                        UNDEVELOPED ACREAGE (1)(2)
                                                     ------------------------------
LOCATION                                              GROSS ACRES         NET ACRES
--------                                             -------------       -----------
United States Onshore
      California....................................       30,852            13,879
      Colorado......................................       30,688            23,752
      Mississippi...................................        6,666             4,822
      Montana.......................................       25,018             9,008
      New Mexico....................................       14,566             9,768
      North Dakota..................................       21,618             9,174
      Oklahoma......................................       19,412             8,049
      Texas.........................................       55,075            21,092
      Utah..........................................        5,806             2,687
      Wyoming.......................................       60,830            17,451
      Others........................................        8,836             4,582
                                                         ---------         --------
          Total United States Onshore...............      279,367           124,264
                                                         ---------         --------

United States Offshore
      Alabama.......................................       143,155           52,150
      California....................................        79,678            8,625
      Louisiana.....................................       157,999           73,819
      Mississippi...................................        28,800           24,960
      Texas.........................................        65,504           56,276
                                                         ---------         --------
          Total United States Offshore..............       475,136          215,830
                                                         ---------         --------

International
      Canada........................................       244,841          116,577
      Tunisia.......................................     1,639,450          786,079
                                                         ---------         --------
          Total International.......................     1,884,291          902,656
                                                         ---------         --------
          Total.....................................     2,638,794        1,242,750
                                                         ---------        ---------
                                                         ---------        ---------
___________________

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


                            NET EXPLORATORY WELLS

               ----------------------------------------------------------
                   PRODUCTIVE (1)                      DRY (2)
               ---------------------------   ----------------------------
Year Ended                       Other                        Other
December 31,   U.S.   Canada  International  U.S.   Canada  International
------------  -----  -------  ------------  -----  -------  -------------
1992........   6.73    1.33    --            10.51    7.67     .87

1993........   5.58    1.10    --            10.67    5.29    1.30

1994........   8.06    3.75    --            16.45    6.59     .40




                                 NET DEVELOPMENT WELLS

               ---------------------------------------------------------
                     PRODUCTIVE (1)                  DRY (2)
               ---------------------------   ---------------------------
Year Ended                     Other                        Other
December 31,   U.S.  Canada  International   U.S.  Canada  International
------------  -----  ------  -------------  -----  ------  -------------
1992........  24.85     .98   .30            2.56    .24     --

1993........  33.07    2.62    --            3.06   1.37     --

1994........  99.91    3.08    --           13.37    .14     --

___________________

  (1) A productive well is an exploratory or a development well that is not a dry hole.

  (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.


    Samedan spent approximately $6.1 million in 1994 on the purchase of producing oil and gas properties. See Item 1. "Business -- Oil and Gas -- Acquisitions" hereof for a discussion of acquisitions in 1994. Approximately $418.5 million and $6.2 million, respectively, were spent on such purchases in 1993 and 1992.

    At February 23, 1995, Samedan was drilling 6 gross (3.6 net) exploratory wells, and 35 gross (23.1 net) development wells. These wells are located onshore in the United States in California, Colorado, North Dakota, Oklahoma, Texas and Wyoming and Canada in Alberta Province, and offshore Gulf of Mexico. These wells have objectives ranging from approximately 2,400 to 11,500 feet. The estimated drilling cost to Samedan of these wells is approximately $6,100,000 if all are dry and approximately $9,200,000 if all are completed as producing wells.

ITEM 3. LEGAL PROCEEDINGS.

    Samedan is an unsecured creditor of Columbia Gas Transmission Corporation ("Columbia") which filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on July 31, 1991, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). IN RE COLUMBIA GAS TRANSMISSION CORPORATION, Case No. 91-804 (Bankr. D. Del. 1991). Samedan and Columbia are parties to a gas sales contract, which terminates in 1998, covering a property in the Gulf of Mexico. Samedan's gas sales contract was rejected by Columbia in its bankruptcy proceeding. On March 16, 1992, Samedan filed a proof of claim with the Bankruptcy Court in the amount of approximately $117 million covering approximately $3.0 million for the contract price on prepetition gas purchases, approximately $2.0 million for the contract price due on prepetition take or pay obligations, and approximately $112 million for damages arising from the rejection of Samedan's gas sales contract. The full amount of Samedan's claim is classified as an unsecured non-priority claim. The Bankruptcy Court has established a claim procedure pursuant to which the claim of Samedan, and other creditors with claims arising from rejected gas sales contracts, shall be determined. Pursuant to such claims procedure, Charles P. Nomandin has been appointed as claims mediator in order to, among other things, estimate the claims of producers with claims arising from gas supply contracts. Samedan is participating in this claims resolution procedure and intends, if necessary, to advance and litigate the amount of its unsecured claim. A preliminary Plan of Reorganization for Columbia dated January 18, 1994 has been filed by Columbia, but the applicable schedules indicating the sums which individual producer claimants, such as Samedan, would receive under such Plan of Reorganization were not attached to that filing. Columbia has requested, and the Bankruptcy Court has agreed, that no action be taken by the Bankruptcy Court on that filing while settlement discussions take place between Columbia and the various creditor groups.
Samedan is participating in such settlement discussions. It is unknown whether resolution of Samedan's claim will occur in 1995, or at what amount the claim may be ultimately resolved.

    There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant and its subsidiaries, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.



                   EXECUTIVE OFFICERS OF THE REGISTRANT

    The following tabulation sets forth certain information, as of March 13, 1995, with respect to the executive officers of the Registrant.




           NAME                  AGE                       POSITION
    -----------------            ---         ------------------------------------
    Robert Kelley (1)             49         Chairman of the Board, President,
                                             Chief Executive Officer, Director

    George L. DeMare, Jr. (2)     49         Vice President and Operating
                                             Committee Member of Samedan

    William D. Dickson (3)        46         Vice President-Finance and Treasurer of
                                              the Registrant and Operating Committee
                                              Member of Samedan

    Dan O. Dinges (4)             41         Vice President and Operating Committee
                                              Member of Samedan

    Boyce Perry (5)               64         Vice President and Operating Committee
                                              Member of Samedan

    W. A. Poillion (6)            45         Vice President and Operating Committee
                                              Member of Samedan

    Orville Walraven (7)          50         Corporate Secretary of the Registrant
                                              and Vice President and Operating Committee
                                              Member of Samedan

    James C. Woodson (8)          52         Vice President and Operating Committee
                                              Member of Samedan
___________________

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

(2) George L. DeMare, Jr. has served as Vice President and Onshore Division Manager of Samedan since January 1989. Mr. DeMare has been a member of the Operating Committee of Samedan since January 31, 1995.


(3) William D. Dickson was elected Vice President-Finance and Treasurer of the
    Registrant in October 1985.  He has served as Vice President-Finance,
    Treasurer and Assistant Secretary of Samedan since 1984 and as a member of the Operating Committee of Samedan since February 9, 1994.

(4) Dan O. Dinges has served as Vice President and Division General Manager,
    Offshore Division of Samedan since January 1989. Mr. Dinges has been a member of the Operating Committee of Samedan since January 31, 1995.

(5) Boyce Perry has served as Vice President - Marketing of Samedan since April
    1, 1984. Mr. Perry has been a member of the Operating Committee of Samedan since June 1, 1984.

(6) W. A. Poillion has served as Vice President - Production and Drilling and a member of the Operating Committee of Samedan since November 1, 1990. Prior thereto, he served as Manager of Offshore Production and Drilling for Samedan from March 1, 1985 to October 31, 1990.

(7) Orville Walraven has served as Corporate Secretary of the Registrant since
    January 1, 1989. He has also served as Vice President - Land of Samedan and as a member of the Operating Committee of Samedan since January 1, 1989.

(8) James C. Woodson has served as Vice President - Exploration of Samedan since
    September 1, 1983. Mr. Woodson has been a member of the Operating Committee of Samedan since August 1, 1986.


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


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Registrant's common stock is listed and traded on the New York Stock Exchange under the symbol "NBL". The table captioned "Dividends and Stock Prices by Quarters" appearing on page 40 of the Registrant's 1994 annual report to shareholders contains certain information with respect to sales prices of the common stock and cash dividends declared by the Registrant on the common stock, and such table is incorporated herein by reference.

    At December 31, 1994, there were 1,929 shareholders of record of the Registrant.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected financial data of the Registrant is set forth on page 21 of the Registrant's 1994 annual report to shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's discussion and analysis of financial condition and results of operations is set forth on pages 15 through 20 of the Registrant's 1994 annual report to shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements, appearing on pages 22 through 33, together with the report thereon of Arthur Andersen LLP dated January 27, 1995 appearing on page 33, and the unaudited information, appearing on pages 34 through 37, of the Registrant's 1994 annual report to shareholders are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 2, 5, 6 and 7 hereof, the 1994 annual report to shareholders is not to be deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The section entitled "Election of Directors" appearing on pages 3 and 4 of the Registrant's proxy statement for the 1995 annual meeting of shareholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

    The section entitled "Certain Transactions" appearing on page 15 of the Registrant's proxy statement for the 1995 annual meeting of shareholders sets forth certain information with respect to compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The section entitled "Executive Compensation" appearing on pages 7 through 14 of the Registrant's proxy statement for the 1995 annual meeting of shareholders sets forth certain information with respect to the compensation of management of the Registrant, and, except for the report of the compensation and benefits committee of the Board of Directors (pages 7 through 10) and the information therein under "Performance Graph" (page 14), is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" appearing on pages 2 and 6, respectively, of the Registrant's proxy statement for the 1995 annual meeting of shareholders set forth certain information with respect to the ownership of the Registrant's common stock, and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

                                                                        Page In 1994
                                                                        Annual Report
                                                                       to Shareholders
                                                                        (Incorporated
                                                                         by Reference)
                                                                       ---------------
         (1) Financial Statements:

            Consolidated Balance Sheet at December 31, 1994 and 1993..          22
            Consolidated Statement of Operations for the three years
                ended December 31, 1994................................         23
            Consolidated Statement of Cash Flows for the three years
                ended December 31, 1994................................         24
            Consolidated Statement of Shareholders' Equity for the
                three years ended December 31, 1994....................         25
            Notes to Consolidated Financial Statement..................         25
            Report of Independent Public Accountants...................         33
            Supplemental Oil and Gas Information (Unaudited) and
                Interim  Financial Information (Unaudited).............         34


        (2) Financial Statement Schedules:

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

    (b) No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1994.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOBLE AFFILIATES, INC.


Date:  March 28, 1995                 By:  WILLIAM D. DICKSON
                                           ---------------------------------
                                           William D. Dickson,
                                           Vice President-Finance and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           CAPACITY IN WHICH SIGNED                DATE
---------                           ------------------------                ----

ROBERT KELLEY                       Chairman of the Board, President,       March 28, 1995
--------------------------          Chief Executive Officer and
Robert Kelley                       Director (Principal Executive
                                    Officer)


WILLIAM D. DICKSON                  Vice President-Finance and              March 28, 1995
--------------------------          Treasurer (Principal Financial
William D. Dickson                  and Accounting Officer)


ROY BUTLER                          Director                                March 28, 1995
--------------------------
Roy Butler


MICHAEL A. CAWLEY                   Director                                March 28, 1995
--------------------------
Michael A. Cawley


EDWARD F. COX                       Director                                March 28, 1995
--------------------------
Edward F. Cox


JAMES C. DAY                        Director                                March 28, 1995
--------------------------
James C. Day


HAROLD F. KLEINMAN                  Director                                March 28, 1995
--------------------------
Harold F. Kleinman


GEORGE J. MCLEOD                    Director                                March 28, 1995
--------------------------
George J. McLeod


                                    Director                                March 28, 1995
--------------------------
Guy W. Nichols


JOHN F. SNODGRASS                   Director                                March 28, 1995
--------------------------
John F. Snodgrass


                                 INDEX TO EXHIBITS


Exhibit
Number                                      Exhibit
-------                                     -------

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

10.2* Noble Affiliates Thrift and Profit Sharing Plan, as amended and restated effective as of January 1, 1994.

10.3*   Noble Affiliates Thrift and Profit Sharing Trust, amended and restated effective as of January 1, 1988 (filed as Exhibit 10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10.4* Amendment No. 9 to the Noble Affiliates Thrift and Profit Sharing Plan, as amended and restated, effective as of September 1, 1988.

10.5*   Restoration of Retirement Income Plan for certain participants in the Noble Affiliates
        Retirement Plan dated September 21, 1994, effective as of May 19, 1994.

10.6*   Noble Affiliates Thrift Restoration Plan dated May 19, 1994.

10.7*   Noble Affiliates Restoration Trust dated September 21, 1994, effective as of
        October 1, 1994.

10.8*   Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated, dated November 2, 1992 (filed as Exhibit 4.1 to registration statement on Form S-8 (Registration No. 33-54084) and incorporated herein by reference).

10.9*   1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to registration statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

                                      E-1


Exhibit
Number                                      Exhibit
-------                                     -------

10.10*  Amendment No. 1 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 4.2 to registration statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.11*  Amendment No. 2 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 10.8 to the
        Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference).

10.12*  1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 1.1 to registration statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.13*  1978 Non-Qualified Stock Option Plan of the Registrant, as amended July 27, 1978 (filed as
        Exhibit 1.2 to registration statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.14*  Amendment No. 2 to 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.20 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.15*  Amendment No. 3 to 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference).

10.16*  1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant (filed as Exhibit 10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

10.17*  Amendment No. 1 to 1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant dated as of July 28,
        1992 (filed as Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.18   Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.19   Credit Agreement dated as of March 2, 1988, among the Registrant, Bankers Trust Registrant, as Agent, and the banking institutions listed in Annex I thereto (filed as Exhibit 10.25 to the Registrant's annual report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.20   First Amendment to Credit Agreement dated as of December 22, 1989, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions party to the Credit Agreement (filed as Exhibit 10.16 to the Registrant's annual report on
        Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.21   Second Amendment to Credit Agreement dated as of October 31, 1991, among the Registrant, Bankers Trust Company, as
        Agent, and the banking institutions party to the Credit Agreement (filed as Exhibit 10.17 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.22   Third Amendment to Credit Agreement, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions party to the Credit Agreement dated as of October 30, 1992 (filed as Exhibit 10.24 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).



Exhibit
Number                                      Exhibit
-------                                     -------

10.23   Fourth Amendment to Credit Agreement dated as of September 30, 1993 among the Registrant, Bankers Trust Company, as Agent, and the financial institutions listed on the signature pages thereto (filed as Exhibit 2.6 to the
        Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

10.24   Agreement dated March 31, 1989, by and between Apache Corporation and the Registrant (filed as
        Exhibit 2(a) to the Registrant's current report on Form 8-K (Date of Report:
        May 16, 1989) and incorporated herein by reference).

10.25   Consent regarding agreement dated April 30, 1989, by and between Apache Corporation and the
        Registrant (filed as Exhibit 2(b) to the Registrant's current report on Form
        8-K (Date of Report:  May 16, 1989) and incorporated herein by reference).

10.26   Purchase and Sale Agreement dated as of June 24, 1993 by and between Freeport-McMoRan Oil & Gas Company
        Division of Freeport-McMoRan Inc., individually and as Managing General Partner of FM Properties Operating Co.,
        and Samedan Oil Corporation (filed as Exhibit 2 to the Registrant's Current
        Report on Form 8-K dated July 29, 1993 and incorporated herein by reference).

10.27   Purchase and Sale Agreement dated as of September 16, 1993 by and between FM Properties Operating Co. and Samedan
        Oil Corporation (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (No.
        33-69248) and incorporated herein by reference).
10.28   Purchase and Sale Agreement (Installment Sale) dated as of September 16, 1993 by and between FM
        Properties Operating Co. and Samedan Oil Corporation (filed as Exhibit 2.3 to the Registrant's Registration
        Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

10.29   Promissory Note dated October 1, 1993 of Samedan Oil Corporation in the principal amount of $95.6 million payable to FM Properties Operating Co. in connection with the agreement filed as Exhibit 10.32 hereto
        (filed as Exhibit 2.4 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

10.30   Letter agreement dated September 16, 1993 between FM Properties Operating Co. and Samedan Oil Corporation relating to the agreements filed as Exhibits 10.31 and 10.32 hereto (filed as Exhibit 2.5 to the Registrant's Registration
        Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

13      The following information appearing on the following pages of the Registrant's 1994 annual report to shareholders:
        (i) management's discussion and analysis of financial condition and results of operations, pages 15 through 20;
        (ii) selected financial data, page 21; (iii) the consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated January 27, 1995, pages 22 through 33, and the unaudited information, pages 34 through 37;
        and (iv) the table captioned "Dividends and Stock Prices by Quarters," page 40.

21      Subsidiaries.

23      Consent of Arthur Andersen LLP.

27      Financial Data Schedule.

___________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
