Form 10-Q
period 1995-03-31
NOBLE AFFILIATES INC
filed 1995-05-15
CIK 72207

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               --------------
                                  FORM 10-Q


          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31,1995

                                    OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

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

                           Yes    X    No
                                _____     ____

     Number of shares of common stock outstanding as of May 4, 1995: 50,028,980


==============================================================================

                                                                    FORM 10-Q
                       PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)

                                                         (UNAUDITED)
                                                           MARCH 31,     DECEMBER 31,
                                                              1995           1994
                                                          -----------     -----------
ASSETS:
Current Assets:
  Cash and short-term cash investments . . . . . . . . .   $    24,824     $  22,192
  Accounts receivable-trade. . . . . . . . . . . . . . .        55,251        49,692
  Materials and supplies inventories . . . . . . . . . .         3,572         3,591
  Other current assets . . . . . . . . . . . . . . . . .        21,517        28,412
                                                            ----------     ---------

  Total Current Assets . . . . . . . . . . . . . . . . .       105,164       103,887
                                                            ----------     ---------

Property, Plant and Equipment. . . . . . . . . . . . . .     1,612,119     1,588,459
  Less:  accumulated depreciation,
    depletion and amortization . . . . . . . . . . . . .      (793,663)     (775,079)
                                                            ----------    ----------

                                                               818,456       813,380

Other Assets. . . . . . . . . . . . . . . . . . . . . . .       17,950        16,249
                                                            ----------    ----------

  Total Assets . . . . . . . . . . . . . . . . . . . . . .  $  941,570    $  933,516
                                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .  $   50,198    $   46,473
  Other current liabilities. . . . . . . . . . . . . . . .      27,486        21,747
  Income taxes . . . . . . . . . . . . . . . . . . . . . .       3,768         3,768
                                                            ----------    ----------

  Total Current Liabilities. . . . . . . . . . . . . . . .      81,452        71,988
                                                            ----------    ----------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . .      62,012        61,802
                                                            ----------    ----------

Other Deferred Credits and
  Noncurrent Liabilities . . . . . . . . . . . . . . . . .      10,366        10,704
                                                            ----------    ----------

Long-term Debt . . . . . . . . . . . . . . . . . . . . . .     376,965       376,956
                                                            ----------    ----------

Shareholders' Equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . .     171,839       171,790
  Capital in excess of par value . . . . . . . . . . . . .     142,132       141,911
  Retained earnings. . . . . . . . . . . . . . . . . . . .     112,222       113,783
                                                            ----------    ----------

                                                               426,193       427,484

Less common stock in treasury
  (at cost, 1,524,900 shares). . . . . . . . . . . . . . .     (15,418)      (15,418)
                                                            ----------    ----------

  Total Shareholders' Equity . . . . . . . . . . . . . . .     410,775       412,066
                                                            ----------    ----------

  Total Liabilities and Shareholders' Equity . . . . . . .  $  941,570    $  933,516
                                                            ==========    ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                   FORM 10-Q

                         NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              1995          1994
                                                              -----        -----
REVENUES:
  Oil and gas sales and royalties  . . . . . . . . . . . .   $73,821      $80,902
  Gathering,  marketing and processing . . . . . . . . . .    17,055
  Other income . . . . . . . . . . . . . . . . . . . . . .       978        2,639
                                                             -------       -------

                                                              91,854       83,541
                                                             -------      -------

COSTS AND EXPENSES:
  Oil and gas operations . . . . . . . . . . . . . . . . .    22,311       18,211
  Oil and gas exploration  . . . . . . . . . . . . . . . .     4,406        3,995
  Gathering, marketing and processing  . . . . . . . . . .    16,967
  Depreciation, depletion and
    amortization . . . . . . . . . . . . . . . . . . . . .    33,387       33,552
  Selling, general and
    administrative . . . . . . . . . . . . . . . . . . . .     9,517        9,233
  Interest expense . . . . . . . . . . . . . . . . . . . .     5,248        7,595
  Interest capitalized . . . . . . . . . . . . . . . . . .      (693)      (2,023)
                                                             -------      -------
                                                              91,143       70,563
                                                             -------      -------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .       711       12,978

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . .       271(1)     4,561(1)
                                                             -------      -------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   $   440      $ 8,417
                                                             =======      =======

NET INCOME PER SHARE . . . . . . . . . . . . . . . . . . .      $.01(2)      $.17(2)
                                                             =======      =======


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

                      NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             1995            1994
                                                             -----          -----
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $    440        $  8,417
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization . . . . . .    33,387          33,552
    Amortization of undeveloped lease costs, net . . . .     1,036           1,408
    Change in deferred credits   . . . . . . . . . . . .      (128)          8,056
       Change in other noncash items, net. . . . . . . .    (1,544)         (2,479)

  Changes in working capital, not including cash
    (Increase) decrease in accounts receivable . . . . .    (5,559)          4,149
    (Increase) decrease in other current assets  . . . .     6,929           3,495
    Increase (decrease) in accounts payable  . . . . . .     3,725          21,426
    Increase (decrease) in other current liabilities . .     5,739           5,337
                                                          --------        --------

Net Cash Provided by Operating Activities  . . . . . . .    44,025          83,361
                                                          --------        --------

Cash Flows From Investing Activities:
  Capital expenditures   . . . . . . . . . . . . . . . .   (40,099)        (44,834)
  Proceeds from sale of plant and equipment  . . . . . .       437             619
                                                          --------        --------

Net Cash Used in Investing Activities  . . . . . . . . .   (39,662)        (44,215)
                                                          --------        --------

Cash Flows From Financing Activities:
  Exercise of stock options  . . . . . . . . . . . . . .       270             121
  Cash dividends   . . . . . . . . . . . . . . . . . . .    (2,001)         (1,997)
  Repayment of short-term debt for property
   acquisition . . . . . . . . . . . . . . . . . . . . .                   (95,600)
                                                          --------        --------

Net Cash Used in Financing Activities  . . . . . . . . .    (1,731)        (97,476)
                                                          --------        --------

Increase (decrease) in Cash and Short-term Cash
 Investments . . . . . . . . . . . . . . . . . . . . . .     2,632         (58,330)

Cash and Short-term Cash Investments at Beginning
 of Period   . . . . . . . . . . . . . . . . . . . . . .    22,192         176,432
                                                          --------        --------

Cash and Short-term Cash Investments at End of Period. .  $ 24,824        $118,102
                                                          ========        ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized) . . . . . . . . .      $110           $ -0-
  Income taxes (refund)  . . . . . . . . . . . . . . . .   $(5,000)          $ -0-



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, and the results of operations and the cash flows for the three month periods ended March 31, 1995 and 1994. These consolidated condensed financial statements should be read in conjunction with the financial statements and the Notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(1) INCOME TAX PROVISION

   For the three months ended March 31:

                                                      (IN THOUSANDS)
                                                     ---------------
                                                     1995     1994
                                                     ----    -------
  Current........................................    $ 62    $(2,293)
  Deferred.......................................     209      6,854
                                                     ----    -------
                                                     $271    $ 4,561
                                                     ====    =======

(2) NET INCOME PER SHARE

   The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                      (IN THOUSANDS)
                                                     ---------------
                                                     1995     1994
                                                    ------    ------
  For the three months ended March 31............   50,017    49,941

                                                                      FORM 10-Q

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities decreased to $44.0 million in the three months ended March 31, 1995 from the $83.4 million in the same period of 1994. Cash and short-term cash investments increased from $22.2 million at December 31, 1994 to $24.8 million at March 31, 1995.

   The Company has expended approximately $40.1 million of its $205 million capital budget through March 31, 1995. The Company expects to fund internally its remaining 1995 capital budget. The Company's $205 million capital budget includes $20 million for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

   During 1994 the Company reduced its debt $220.6 million by utilizing available cash balances and its bank line of credit. On January 4, 1994, the Company paid the $95.6 million installment note used to acquire a producing property in 1993. On June 1, 1994, the Company borrowed $48 million from its bank credit facility and used the proceeds, plus available cash, to redeem its $125,000,000 10 1/8% notes which were due June 1, 1997.

   On May 1, 1995 the Company announced that its wholly owned subsidiary, Samedan Oil Corporation (Samedan), has become a party to a comprehensive producer settlement agreement which was entered into with Columbia Gas Transmission Corporation ("Columbia Transmission") and Columbia Gas System, Inc. in connection with their plans of reorganization filed in the Bankruptcy Court on April 17, 1995. The producer settlement, if approved, would provide Samedan with a right to receive a distribution, upon confirmation of a Columbia Transmission plan of reorganization, in the amount of $48,925,000, which amount would be based on an agreed claim against Columbia Transmission of $71,034,483. In addition, the proposed settlement would give Samedan a contingent right to receive approximately $2,575,000 upon the resolution of certain other contested producer claims. For additional information concerning the proposed settlement reference is made to the Company's press release dated May 1, 1995, a copy of which is filed as Exhibit 99.1 to this Form 10-Q and hereby incorporated herein by reference.

   The Company's current ratio (current assets divided by current liabilities) was 1.29 at March 31, 1995 compared to 1.44 at December 31, 1994.

   The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $11.1 million at March 31, 1995 and $11.7 million at December 31, 1994. Estimated gas imbalance liabilities were $10.3 million at March 31, 1995 and $10.5 million at December 31, 1994. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life of, or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will have little impact on its liquidity.

RESULTS OF OPERATIONS

   For the first quarter of 1995, the Company had net income of $.4 million, or 1 cent per share, compared to net income of $8.4 million, or 17 cents per share, in the first quarter of 1994. The results primarily reflected depressed gas prices in the first three months of 1995 compared with the previous year.

   Oil sales increased 36 percent for the three months ended March 31, 1995, compared to the same period of 1994. The increase in sales is primarily due to an average oil price increase of 35 percent in the first quarter of 1995 compared to the first quarter of 1994.

                                                                      FORM 10-Q

   Gas sales, excluding third party sales by Noble Gas Marketing, Inc. (NGM), a wholly owned subsidiary of the Company, decreased 29 percent for the three months ended March 31, 1995, compared to the same period of 1994. The decrease in sales is primarily due to an average gas price decrease of 29 percent in the first quarter of 1995, compared to the first quarter of 1994.

   NGM began marketing the Company's natural gas in June 1994. The Company records all of NGM's sales as gathering, marketing and processing revenues. Income for the first quarter of 1995 includes $17.1 million of gathering, marketing and processing revenues and $17 million of gathering, marketing and processing expense relating to third party gas sales. All intercompany sales and costs have been eliminated.

   The Company uses oil and gas swap agreements to hedge both fixed term sales and sales of its own oil and gas production in order to obtain a fixed margin and minimize price risk. The marketing of natural gas results in price risk due to a fixed supply cost and a variable market or, conversely, a variable supply cost and a fixed market. NGM employs various hedging techniques to lock in profits or limit exposure to price risk. During the first quarter of 1995, the Company had swap transactions with broker-dealers that represented approximately 38,000 MMBTU per day at prices ranging from $1.35 to $2.02 per MMBTU. At March 31, 1995 the Company had swaps for April 1995 through January 1996 representing 23,000 MMBTU per day at prices ranging from $1.47 to $1.56 per MMBTU. The Company had no oil hedges in place, or any related deposits, at March 31, 1995. The Company records hedging gains or losses relating to fixed term sales in gathering, marketing and processing revenues in the period the related contract is completed, and records hedging gains or losses relating to its own oil and gas production in oil and gas sales and royalties.

   Certain selected oil and gas operating statistics follow:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                          1995          1994
                                                       -----------  -----------
Oil sales..........................................    $33,585,000  $24,768,000
Average daily oil - BBLs...........................         23,374       22,775
Average oil price per BBL..........................    $     16.37  $     12.22
Gas sales..........................................    $38,377,000  $54,045,000
Average daily gas - MCFs...........................        271,635      269,800
Average gas price per MCF..........................    $      1.61  $      2.26

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

   Oil and gas operations expense increased $4.1 million to $22.3 million for the three months ended March 31, 1995, as compared to the same period of 1994. On a barrel of oil equivalent (BOE) basis (converting gas to oil on the basis of 6 MCF per barrel), operations expense increased $.62 per BOE for the three months ended March 31, 1995, as compared to the same period of 1994. This increase is due primarily to an increase in expenses relating to the number of offshore properties and platforms in the Gulf of Mexico and to new properties not yet fully on line, as well as increases in costs of certain acquired properties.

   Depreciation, depletion and amortization (DD&A) expense remained flat at $33.4 million for the three months ended March 31, 1995, compared to the same period in 1994. The unit rate of DD&A per equivalent barrel, converting gas to oil on a the basis of 6 MCF per barrel, was $5.40 for the first three months of 1995 compared to $5.50 for the same period of 1994. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

   Interest expense decreased 31 percent to $5.2 million for the three months ended March 31, 1995, compared to the same period of 1994. The decrease is due to the reduction in borrowings mentioned in the Liquidity and Capital Resources section above.

                                                                      FORM 10-Q

   Interest capitalized decreased from $2.0 million for the three months ended March 31, 1994 to $.7 million for the three months ended March 31, 1995. This decrease resulted from the completion and discontinuation of capitalized interest on the Company's East Cameron 331/332 property in the Gulf of Mexico.

FUTURE TRENDS

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

                                                                      FORM 10-Q


                            PART II. OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 25, 1995 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 50,024,356 shares of common stock of the Company outstanding and entitled to vote, 45,841,076 shares were present in person or by proxy, representing approximately 92 percent. The only matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of directors of the Company. The results of voting were as follows:

                                                            NUMBER OF SHARES
                                        NUMBER OF SHARES  WITHHOLDING AUTHORITY
                                      VOTING FOR ELECTION  TO VOTE FOR ELECTION
                                          AS DIRECTOR          AS DIRECTOR
                                      ------------------- ---------------------
  Roy Butler.........................     45,526,558             314,518
  Michael A. Cawley..................     45,532,273             308,803
  Edward F. Cox......................     45,372,349             448,727
  James C. Day.......................     45,501,048             340,028
  Robert Kelley......................     45,532,923             308,153
  Harold F. Kleinman.................     45,638,060             203,016
  George J. McLeod...................     45,521,458             319,618
  Guy W. Nichols.....................     45,676,257             164,819
  John F. Snodgrass..................     45,522,458             318,618

(d)  Inapplicable

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                                                      FORM 10-Q

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOBLE AFFILIATES, INC.
                                       -----------------------------------
                                            (Registrant)


Date May 12, 1995                      WM. D. DICKSON
     --------------                    ------------------------------------
                                       WM. D. DICKSON, Vice President-Finance
                                         and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                              INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                             EXHIBIT                                 PAGE
- -------                            -------                         ------------

10.1 Credit agreement dated as of May 27, 1994, among the Registrant, Texas Commerce Bank
      National Association, as Agent, and the banking institutions listed in Annex I thereto.

27.1  Financial Data Schedule.

99.1  Press Release of Noble Affiliates, Inc. dated
      May 1, 1995 regarding proposed settlement agreement with Columbia Gas Transmission
      Corporation.