Form 10-Q
period 1995-06-30
NOBLE AFFILIATES INC
filed 1995-08-14
CIK 72207

===============================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ----------
                                      FORM 10-Q

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                          OR

               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                                   Yes   X    No
                                       _____     _____

     Number of shares of common stock outstanding as of August 8, 1995:
50,042,299

===============================================================================

                                                                      FORM 10-Q

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                           (Dollars in Thousands)

                                                                  (Unaudited)
                                                                    June 30,    December 31,
                                                                      1995          1994
                                                                   -----------  ------------
ASSETS:
Current Assets:
  Cash and short-term cash investments............................ $   32,431    $    22,192
  Accounts receivable-trade.......................................     52,288         49,692
  Materials and supplies inventories..............................      3,518          3,591
  Other current assets............................................      8,485         28,412
                                                                   ----------     ----------
  Total Current Assets............................................     96,722        103,887
                                                                   ----------     ----------
Property, Plant and Equipment.....................................  1,666,209      1,588,459
  Less: accumulated depreciation, depletion and amortization......   (828,642)      (775,079)
                                                                   ----------     ----------
                                                                      837,567        813,380
Other Assets......................................................     24,988         16,249
                                                                   ----------     ----------
  Total Assets.................................................... $  959,277     $  933,516
                                                                   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable................................................ $   65,115     $   46,473
  Other current liabilities.......................................     25,734         21,747
  Income taxes....................................................      2,071          3,768
                                                                   ----------     ----------
  Total Current Liabilities.......................................     92,920         71,988
                                                                   ----------     ----------
Deferred Income Taxes.............................................     66,076         61,802
                                                                   ----------     ----------
Other Deferred Credits and Noncurrent Liabilities.................     11,011         10,704
                                                                   ----------     ----------
Long-term Debt....................................................    376,974        376,956
                                                                   ----------     ----------
Contingency

Shareholders' Equity:
  Common stock....................................................    171,879        171,790
  Capital in excess of par value..................................    142,255        141,911
  Retained earnings...............................................    113,580        113,783
                                                                   ----------     ----------
                                                                      427,714        427,484
Less common stock in treasury (at cost, 1,524,900 shares).........    (15,418)       (15,418)
                                                                   ----------     ----------
    Total Shareholders' Equity....................................    412,296        412,066
                                                                   ----------     ----------
    Total Liabilities and Shareholders' Equity.................... $  959,277     $  933,516
                                                                   ==========     ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

                            NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        (Dollars in Thousands, Except Per Share Amounts)
                                        (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1995           1994
                                                         ----           ----
REVENUES
  Oil and gas sales and royalties......................$154,291       $161,895
  Gathering, marketing and processing revenues.........  42,086          8,483
  Other income.........................................   2,607          5,195
                                                       --------       --------
                                                        198,984        175,573
                                                       --------       --------
COSTS AND EXPENSES:
  Oil and gas operations...............................  40,733         36,497
  Oil and gas exploration..............................  11,395         17,570
  Gathering, marketing and processing costs............  41,589          8,385
  Depreciation, depletion and amortization.............  70,820         64,440
  Selling, general and administrative..................  18,995         18,851
  Interest expense.....................................  10,794         14,290
  Interest capitalized.................................  (1,479)        (4,186)
                                                       --------       --------
                                                        192,847        155,847
                                                       --------       --------
INCOME BEFORE INCOME TAXES.............................   6,137         19,726

INCOME TAX PROVISION...................................   2,340(1)       6,932(1)
                                                       --------       --------
NET INCOME.............................................$  3,797       $ 12,794
                                                       ========       ========
NET INCOME PER SHARE...................................$    .08(2)    $    .26(2)
                                                       ========       ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1995           1994
                                                         ----           ----
REVENUES:
  Oil and gas sales and royalties......................$ 80,470       $ 80,993
  Gathering, marketing and processing revenues.........  25,031          8,483
  Other income.........................................   1,629          2,556
                                                       --------       --------
                                                        107,130         92,032
                                                       --------       --------
COSTS AND EXPENSES:
  Oil and gas operations...............................  18,422         18,286
  Oil and gas exploration..............................   6,989         13,575
  Gathering, marketing and processing costs............  24,622          8,385
  Depreciation, depletion and amortization.............  37,433         30,888
  Selling, general and administrative..................   9,478          9,618
  Interest expense ....................................   5,546          6,695
  Interest capitalized.................................    (786)        (2,163)
                                                       --------       --------
                                                        101,704         85,284
                                                       --------       --------
INCOME BEFORE INCOME TAXES.............................   5,426          6,748

INCOME TAX PROVISION...................................   2,069(1)       2,371(1)
                                                       --------       --------
NET INCOME.............................................$  3,357       $  4,377
                                                       ========       ========
NET INCOME PER SHARE...................................$    .07(2)    $    .09(2)
                                                       ========       ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1995           1994
                                                         ----           ----
Cash Flows from Operating Activities:
  Net income..........................................$   3,797      $  12,794
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization..........   70,820         64,440
    Amortization of undeveloped lease costs, net......    4,329          3,290
    Change in deferred credits........................    4,580         14,640
    Change in other noncash items, net................   (1,828)       (10,210)
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable........   (2,596)        (1,340)
    (Increase) decrease in other current assets.......   20,000         (2,446)
    Increase (decrease) in accounts payable...........   18,642         24,287
    Increase (decrease) in other current liabilities..    2,290         (1,209)
                                                      ---------      ---------
Net Cash Provided by Operating Activities.............  120,034        104,246
                                                      ---------      ---------
Cash Flows From Investing Activities:
  Capital expenditures................................ (108,078)       (84,972)
  Proceeds from sale of property, plant and equipment     1,851          1,380
                                                      ---------      ---------
Net Cash Provided by (Used in) Investing Activities... (106,227)       (83,592)
                                                      ---------      ---------
Cash Flows From Financing Activities:
  Retirement of long-term debt........................                (125,000)
  Retirement of short-term debt for property
   acquisition........................................                 (95,600)
  Proceeds from line of credit borrowings.............                  48,000
  Exercise of stock options...........................      434            554
  Cash dividends......................................   (4,002)        (3,996)
                                                      ---------      ---------
Net Cash Used in Financing Activities.................   (3,568)      (176,042)
                                                      ---------      ---------
Increase (Decrease) in Cash and Short-term Cash
  Investments.........................................   10,239       (155,388)

Cash and Short-term Cash Investments at Beginning
  of Period...........................................   22,192        176,432
                                                      ---------      ---------
Cash and Short-term Cash Investments at End
 of Period............................................$  32,431      $  21,044
                                                      =========      =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized)................$   8,776     $   11,752
  Income taxes........................................              $    5,000

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three month and six month periods ended June 30, 1995 and 1994 and the cash flows for the six month periods ended June 30, 1995 and 1994. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(1) INCOME TAX PROVISION

     For the six months ended June 30:

                                                              (In thousands)
                                                          ----------------------
                                                           1995           1994
                                                           ----           ----
          Current...................................     $(1,933)       $(3,485)
          Deferred..................................       4,273         10,417
                                                         -------        -------
                                                         $ 2,340        $ 6,932
                                                         =======        =======

     For the three months ended June 30:

                                                               (In thousands)
                                                          ----------------------
                                                           1995           1994
                                                           ----           ----
          Current....................................    $(1,995)       $(1,192)
          Deferred...................................      4,064          3,563
                                                         -------        -------
                                                         $ 2,069        $ 2,371
                                                         =======        =======

(2) NET INCOME PER SHARE

     The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                              (In thousands)
                                                          ----------------------
                                                           1995           1994
                                                           ----           ----
          For the six months ended June 30:...............50,025         49,948
          For the three months ended June 30:.............50,032         49,955

(3) CONTINGENCY

     Over the past several years, Samedan Oil Corporation (Samedan), a wholly owned subsidiary of the Company, has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market or who had take-or-pay contracts with the Samedan in which such obligation to take-or-pay for quantities of gas was not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced, and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private land owners have, in recent years, begun to assert claims against oil and gas companies for royalties on some or all of such settlement amounts.

     The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party in a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and the other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court recently ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan.

                                                                      FORM 10-Q

Samedan has appealed this judgment and intends to vigorously pursue its appeal. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

     Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have an adverse impact with respect to other take-or-pay or contract settlements entered into by Samedan. To date no other similar claims for royalties have been made against Samedan. There can be no assurance, however, that Samedan will prevail on appeal in the above described lawsuit or that Samedan would prevail if similar claims are asserted against it in the future based on other take-or-pay or contract settlements, including, for example, any final settlement with respect to the Columbia Transmission bankruptcy case described in Item 2 of this 10-Q. The Company is unable at this time to estimate the possible amount of loss, if any, associated with this contingency.

                                                                      FORM 10-Q

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $120.0 million in the six months ended June 30, 1995 from $104.2 million in the same period of 1994. Cash and short-term cash investments increased from $22.2 million at December 31, 1994 to $32.4 million at June 30, 1995.

     The Company expended approximately $108.1 million of its $205 million capital budget through June 30, 1995 and currently plans to expend all of its remaining capital budget in the remainder of the year. The Company plans to maintain an active drilling program and will also continue to evaluate reserve acquisition opportunities for the remainder of 1995. Such acquisitions, if significant, would exceed the Company's ability to fund from its internal cash flow, and as such would require external sources of financing.

     During 1994 the Company reduced its debt $172.6 million. On January 4, 1994, the Company paid the $95.6 million installment note used to acquire a producing property in 1993. On June 1, 1994, the Company borrowed $48 million under its bank credit agreement and used the proceeds, plus available cash, to redeem its $125,000,000 10 1/8% notes which were due June 1, 1997. There have been no changes to the Company's outstanding debt in 1995. An additional $52.0 million in borrowing capacity is currently available to the Company under its bank credit agreement should the Company determine to access such capacity.

     On May 1, 1995 the Company announced that its wholly owned subsidiary, Samedan Oil Corporation (Samedan), has become a party to a comprehensive producer settlement agreement which was entered into with Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gas Systems, Inc. in connection with their plans of reorganization filed in the Bankruptcy Court on April 17, 1995. The producer settlement agreement, if approved, would provide Samedan with a right to receive a distribution, upon confirmation of a Columbia Transmission plan of reorganization, in the amount of $48,925,000, which amount would be based on an agreed claim against Columbia Transmission of $71,034,483. In addition, the proposed settlement would give Samedan a contingent right to receive approximately $2,575,000 upon the resolution of certain other contested producer claims. Although the producer settlement agreement has been approved by the Bankruptcy Court, the agreement contains numerous conditions to closing, including confirmation of plans of reorganization with respect to Columbia Transmission and Columbia Gas Systems, Inc. in their ongoing bankruptcy proceedings, which currently make it impossible for the Company to determine the timing of the receipt of this settlement. For additional information concerning the proposed settlement reference is made to the Company's press release dated May 1, 1995, a copy of which is filed as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended March 31, 1995.

     The Company's current ratio (current assets divided by current liabilities) was 1.04 at June 30, 1995 compared to 1.44 at December 31, 1994. The reduction in the current ratio is due primarily to the impact on working capital of the Company's capital expenditures program and the decline in natural gas prices in the first six months of 1995.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's gas imbalance receivables were $10.3 million at June 30, 1995 and $11.7 million at December 31, 1994. Gas imbalance liabilities of $10.5 million at June 30, 1995 were unchanged from December 31, 1994. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will have little impact on its liquidity.

                                                                      FORM 10-Q
RESULTS OF OPERATIONS

     During the second quarter of 1995, the Company recorded net income of $3.4 million, or 7 cents per share, compared to net income of $4.4 million, or 9 cents per share, in the second quarter of 1994. During the first six months of 1995, the Company recorded net income of $3.8 million, or 8 cents per share, compared to net income of $12.8 million, or 26 cents per share, in the first six months of 1994.

     Sales of the Company's natural gas marketing subsidiary, Noble Gas Marketing, Inc. (NGM), began in June 1994 and sales of the Company's oil trading subsidiary, Noble Trading, Inc. (NTI), began in May 1995. Sales between all Company subsidiaries are eliminated and third party sales are recorded as gathering, marketing and processing revenues. These revenues from third party sales totaled $25,031,000 and $42,086,000, respectively, in the second quarter and first half of 1995, compared with $8,483,000 in the same periods of 1994.

     The decreased income for the six months ended June 30, 1995 compared to 1994 resulted from lower natural gas prices which were offset somewhat by higher oil prices. Both oil and gas production volumes increased slightly for the second quarter of 1995 compared to the same period of 1994. While gas volumes were greater than in comparable periods in 1994, production fell below Company expectations primarily as a result of production declines at greater rates than expected on existing producing properties and production commencing on new properties, principally offshore, on dates later than originally scheduled. The Company believes that such lower production levels and delays in timing of production, coupled with normal declines in production of older properties, as well as declines in natural gas prices and the potential impact of such price declines on decisions to curtail production, will prevent the Company from achieving its original production goal for 1995. Exploration expense decreased significantly in the second quarter of 1995 compared to the second quarter of 1994 as the Company drilled fewer dry holes in the current quarter. Decreases in exploration expenses were offset by increases in lease operating expense and depreciation, depletion and amortization expense.

     Gas sales, excluding third party sales by NGM, decreased 14 percent and 22 percent, respectively, for the three months and six months ended June 30, 1995. The decrease in sales is primarily due to an 18 percent and 23 percent decrease, respectively, in the average gas price for the three months and six months ended June 30, 1995 compared to the same periods in 1994.

     Oil sales increased 20 percent and 27 percent, respectively, for the three months and six months ended June 30, 1995 compared with the same periods in 1994. The increase in sales is primarily due to a 12 percent and 21 percent increase, respectively, in the average oil price and a 10 percent and 6 percent increase, respectively, in average daily production for the three months and six months ended June 30, 1995 compared to the same periods in 1994.

     The Company through two of its subsidiaries, NGM and Samedan, uses oil and gas swap agreements to hedge both fixed term sales and sales of its own oil and gas production in order to obtain a fixed margin and minimize price risk. The marketing of natural gas results in price risk due to a fixed supply cost and a variable market or, conversely, a variable supply cost and a fixed market.

     NGM employs various hedging arrangements to lock in profits or limit exposure to oil and gas price risk. Most of the purchases made by NGM are on an index basis; however, many of the markets to which NGM sells want fixed or NYMEX related pricing. NGM will use a hedge to convert the fixed or NYMEX sale to an index basis and minimize the risk of price volatility. When the fixed or NYMEX sale is converted to an index basis the margin is determined. During the second quarter of 1995 NGM had hedging transactions with broker-dealers that represented approximately 105,000 MMBTU per day at prices linked to certain indices. Hedges for July 1995, through January 1996, which range from 45,500 to 7,500 MMBTU per day at prices ranging from $.06 per MMBTU above to $.01 per MMBTU below index, were not closed by June 30, 1995. These hedges are in place to lock in margins on future physical transactions. NGM had no oil hedges or related deposits in place at June 30, 1995. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the period in which the related contract is completed.

                                                                      FORM 10-Q

     Samedan, from time to time, enters into hedging arrangements primarily to protect against oil and gas price volatility. In May 1995, Samedan entered into a series of oil swap agreements effective May through December, 1995. The May and June swap agreements were closed resulting in income of $81,000 and $225,000, respectively. In July, the remaining swap agreements for July through December were closed at prices ranging from $18.56 to $19.52 resulting in income of approximately $1,430,000 which was deferred and a portion of which will be recognized each month as the contracts would have been closed through December. Samedan had no other oil swap agreements or related deposits in place and had no gas swap agreements or related deposits in place at June 30, 1995. Samedan records hedging gains or losses relating to its own oil and gas production in oil and gas sales and royalties.

     Although these hedging arrangements expose the Company to credit risks, the Company monitors the credit worthiness of its counter parties and believes that losses from nonperformance are unlikely to occur.

     Certain selected gas and oil operating statistics follow:

                                   For the three months    For the six months
                                      ended June 30,          ended June 30,
                                   --------------------    -------------------
                                     1995        1994        1995        1994
                                     ----        ----        ----        ----
Gas revenues  (in thousands).......$ 39,450    $ 46,131    $ 77,827    $ 100,176
Average daily gas - MCFS........... 263,764     253,941     267,678      261,826
Average gas price per MCF..........$   1.68    $   2.04    $   1.65    $    2.15
Oil revenues (in thousands)........$ 39,248    $ 32,619    $ 72,833    $  57,387
Average daily oil - BBLS...........  25,204      22,923      24,294       22,849
Average oil price per BBL..........$  17.49    $  15.67    $  16.96    $   13.96

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

     Oil and gas exploration expense decreased $6.6 million or 49 percent and $6.2 million or 35 percent, respectively, for the three months and six months ended June 30, 1995, compared to the same periods in 1994. The decrease is primarily attributable to a $7.2 million decrease in dry hole expense which was offset somewhat by a $1.0 million increase in undeveloped lease amortization and impairment expense during the first six months of 1995.

     Depreciation, depletion and amortization (DD&A) expense increased 21 percent and 10 percent, respectively, for the three months and six months ended June 30, 1995, compared to the same periods in 1994. The increase is due primarily to higher production volumes and reserve revisions. Reserve revisions on certain producing properties were recorded in June 1995. Such revisions reflected a net upward revision in oil reserves of 344,000 barrels and a net downward revision in gas reserves of 7.3 BCF. Such downward revisions on producing properties at mid year 1995 increased the unit rate for the Company. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, was $5.68 for the first six months of 1995 compared to $5.35 for the same period of 1994. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest expense decreased $1.1 million for the three months ended June 30, 1995 and $3.5 million for the six months ended June 30, 1995, compared to the same periods in 1994, as a result of the overall reduction in outstanding long-term debt in 1994 as discussed in Liquidity and Capital Resources.

     Interest capitalized decreased $1.4 million for the three months ended June 30, 1995 and $2.7 million for the six months ended June 30, 1995, when compared to the same periods in 1994. This decrease is primarily due to discontinuing the capitalization of interest on certain Gulf of Mexico properties that have started producing and are no longer in the construction phase.

                                                                      FORM 10-Q

FUTURE TRENDS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company is required to adopt SFAS No. 121 no later than 1996, although earlier implementation is permitted. The Company has not yet completed its evaluation of the impact of SFAS No. 121 on the Company's consolidated financial position or results of operations. The Company currently anticipates completion of its evaluation and adoption of SFAS No. 121 in the fourth quarter of 1995.

     Over the past several years, Samedan has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market or who had take-or-pay contracts with Samedan in which such obligation to take-or-pay for quantities of gas was not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced, and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private land owners have, in recent years, begun to assert claims against oil and gas companies for royalties on some or all of such settlement amounts.

     The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party in a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and the other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court recently ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan has appealed this judgment and intends to vigorously pursue its appeal. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

     Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have an adverse impact with respect to other take-or-pay or contract settlements entered into by Samedan. To date no other similar claims for royalties have been made against Samedan. There can be no assurance, however, that Samedan will prevail on appeal in the above described lawsuit or that Samedan would prevail if similar claims are asserted against it in the future based on other take-or-pay or contract settlements, including, for example, any final settlement with respect to the Columbia Transmission bankruptcy case described above under "Liquidity and Capital Resources". The Company is unable at this time to estimate the possible amount of loss, if any, associated with this contingency.

     Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the domestic oil and gas industry. The monthly index natural gas price at the Henry Hub for January through August 1995, has ranged from $.07 to $.97 per MMBTU's below the same periods of 1994. As discussed above, the lower natural gas prices in 1995 have contributed to the decreased income for the six months ended June 30, 1995, as compared to the same period of 1994. An extended period of low natural gas prices would have a material adverse effect on the Company's cash flow, results of operations and financial position. Due to the volatility of oil and gas prices, the Company, from time to time, has used hedging and may do so in the future as a means of reducing its exposure to price changes. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

                                                                      FORM 10-Q

                          PART II. OTHER INFORMATION
                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                                                      FORM 10-Q

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NOBLE AFFILIATES, INC.
                                         -----------------------------------
                                              (Registrant)


Date      August 14, 1995                WM. D. DICKSON
    -------------------------            -----------------------------------
                                         WM. D. DICKSON, Vice President-Finance
                                           and Treasurer
                                         (Principal Financial Officer
                                           and Authorized Signatory)

                              INDEX TO EXHIBITS

                                                            Sequentially
Exhibit                                                       Numbered
Number                              Exhibit                     Page
------                              -------                 ------------
27.1          Financial Data Schedule