Form 10-Q
period 1995-09-30
NOBLE AFFILIATES INC
filed 1995-11-13
CIK 72207

==============================================================================

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             -------------------
                                  FORM 10-Q



         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                    OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to ___________

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

     Number of shares of common stock outstanding as of November 03, 1995:
50,065,937

==============================================================================

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                           (Dollars in thousands)

                                                                         (Unaudited)
                                                                        September 30,        December 31,
                                                                             1995                1994
                                                                        -------------        ------------
ASSETS
Current Assets:
   Cash and short-term investments..................................    $   22,327           $   22,192
   Accounts receivable-trade........................................        54,481               49,692
   Materials and supplies inventories...............................         4,121                3,591
   Other current assets.............................................         8,137               28,412
                                                                        ----------           ----------
   Total Current Assets.............................................        89,066              103,887
                                                                        ----------           ----------
Property, Plant and Equipment.......................................     1,704,350            1,588,459
   Less:  accumulated depreciation,
           depletion and amortization...............................      (810,916)            (775,079)
                                                                        ----------           ----------
                                                                           893,434              813,380

Other Assets........................................................        24,001               16,249
                                                                        ----------           ----------
   Total Assets.....................................................    $1,006,501           $  933,516
                                                                        ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade.........................................    $   79,314           $   46,473
   Other current liabilities........................................        30,000               21,747
   Income taxes - current...........................................         2,467                3,768
                                                                        ----------           ----------
   Total Current Liabilities........................................       111,781               71,988
                                                                        ----------           ----------
Deferred Income Taxes...............................................        67,374               61,802
                                                                        ----------           ----------
Other Deferred Credits and Noncurrent Liabilities...................        11,924               10,704
                                                                        ----------           ----------
Long-term Debt......................................................       401,983              376,956
                                                                        ----------           ----------
Contingency

Shareholders' Equity:
   Common stock.....................................................       171,968              171,790
   Capital in excess of par value...................................       142,584              141,911
   Retained earnings................................................       114,305              113,783
                                                                        ----------           ----------
                                                                           428,857              427,484
Less common stock in treasury
 (at cost, 1,524,900 shares)........................................       (15,418)             (15,418)
                                                                        ----------           ----------
   Total Shareholders' Equity.......................................       413,439              412,066
                                                                        ----------           ----------
   Total Liabilities and Shareholders' Equity.......................    $1,006,501           $  933,516
                                                                        ==========           ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                           1995                1994
                                                                           ----                ----
REVENUES:
     Oil and gas sales and royalties................................     $234,150            $238,745
     Gathering, marketing and processing revenues ..................       71,334              27,372
     Other income...................................................        3,790               6,897
                                                                         --------            --------
                                                                          309,274             273,014
                                                                         --------            --------

COSTS AND EXPENSES:
     Oil and gas operations.........................................       61,775              56,120
     Oil and gas exploration........................................       19,701              32,960
     Gathering, marketing and processing costs......................       69,402              26,862
     Depreciation, depletion and amortization.......................      106,667              93,371
     Selling, general and administrative............................       27,264              27,296
     Interest expense...............................................       16,279              19,525
     Interest capitalized...........................................       (2,360)             (6,006)
                                                                          --------            --------
                                                                           298,728             250,128
                                                                          --------            --------
INCOME BEFORE INCOME TAXES..........................................        10,546              22,886

INCOME TAX PROVISION................................................         4,020 (1)           8,041 (1)
                                                                          --------            --------
NET INCOME..........................................................      $  6,526            $ 14,845
                                                                          ========            ========
NET INCOME PER SHARE................................................      $    .13 (2)        $    .30 (2)
                                                                          ========            ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  NOBLE AFFILIATES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                                      Three Months Ended September 30,
                                                                    ------------------------------------
                                                                          1995                 1994
                                                                          ----                 ----
REVENUES:
 Oil and gas sales and royalties..................................      $ 79,859             $ 76,850
 Gathering, marketing and processing revenues.....................        29,248               18,889
 Other income.....................................................         1,183                1,702
                                                                        --------             --------
                                                                         110,290               97,441
                                                                        --------             --------

COSTS AND EXPENSES:
 Oil and gas operations...........................................        21,042               19,623
 Oil and gas exploration..........................................         8,306               15,390
 Gathering, marketing and processing costs........................        27,813               18,477
 Depreciation, depletion and amortization.........................        35,847               28,931
 Selling, general and administrative..............................         8,269                8,445
 Interest expense.................................................         5,485                5,235
 Interest capitalized.............................................          (881)              (1,820)
                                                                        --------             --------
                                                                         105,881               94,281
                                                                        --------             --------
INCOME BEFORE INCOME TAXES........................................         4,409                3,160

INCOME TAX PROVISION..............................................         1,680 (1)            1,109 (1)
                                                                        --------             --------
NET INCOME........................................................      $  2,729             $  2,051
                                                                        ========             ========

NET INCOME PER SHARE..............................................      $    .05 (2)         $    .04 (2)
                                                                        ========             ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                           1995                  1994
                                                                        ----------            ---------
Cash Flows from Operating Activities:
 Net income.......................................................      $   6,526             $  14,845
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization........................        106,667                93,371
  Amortization of undeveloped lease costs, net....................          5,875                 4,955
  Change in  deferred credits.....................................          6,791                17,193
  Change in other assets and other noncash items, net.............           (312)               (3,206)
 Changes in working capital, not including cash:
  (Increase) decrease in accounts receivable......................         (4,789)               18,021
  (Increase) decrease in other current assets and inventories.....         19,821                (8,074)
  Increase (decrease) in accounts payable.........................         32,841                35,490
  Increase (decrease) in other current liabilities................          6,952                 7,504
                                                                        ---------             ---------
Net Cash Provided by Operating Activities.........................        180,372               180,099
                                                                        ---------             ---------
Cash Flows From Investing Activities:
 Capital expenditures.............................................       (205,083)             (135,445)
 Proceeds from sale of property, plant and equipment..............          4,998                 1,624
                                                                        ---------             ---------
Net Cash Used in Investing Activities.............................       (200,085)             (133,821)
                                                                        ---------             ---------
Cash Flows From Financing Activities:
 Retirement of long-term debt.....................................                             (125,000)
 Retirement of short-term debt for property acquisition...........                              (95,600)
 Proceeds from line of credit borrowings..........................         25,000                48,000
 Exercise of stock options........................................            851                   670
 Cash dividends...................................................         (6,003)               (5,996)
                                                                        ---------             ---------
Net Cash Provided by (Used in) Financing Activities...............         19,848              (177,926)
                                                                        ---------             ---------
Increase (Decrease) in Cash and Short-term Cash Investments.......            135              (131,648)
                                                                        ---------             ---------
Cash and Short-term Cash Investments at Beginning of Period.......         22,192               176,432
                                                                        ---------             ---------
Cash and Short-term Cash Investments at End of Period.............      $  22,327             $  44,784
                                                                        =========             =========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
 Interest (net of amount capitalized).............................      $   8,700             $  10,625
 Income taxes.....................................................                            $      84

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three month and nine month periods ended September 30, 1995 and 1994 and the cash flows for the nine month periods ended September 30, 1995 and 1994. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(1)  INCOME TAX PROVISION

     For the nine months ended September 30:

                                                            (In thousands)
                                                         -------------------
                                                           1995      1994
                                                         -------    -------
    Current............................................  $(1,551)   $(5,864)
    Deferred...........................................    5,571     13,905
                                                         -------    -------
                                                         $ 4,020    $ 8,041
                                                         =======    =======

    For the three months ended September 30:

                                                             (In thousands)
                                                          ------------------
                                                            1995       1994
                                                          -------    -------
    Current...........................................    $   381    $(2,379)
    Deferred..........................................      1,299      3,488
                                                          -------    -------
                                                          $ 1,680    $ 1,109
                                                          =======    =======

(2)  NET INCOME PER SHARE

   The earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                            (In thousands)
                                                         -------------------
                                                           1995       1994
                                                         -------     ------
   For the nine months ended September 30.............    50,032     49,959
   For the three months ended September 30............    50,047     49,982

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

          Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have an adverse impact with respect to other take-or-pay or contract settlements entered into by Samedan. There can be no assurance that Samedan will prevail on appeal in the above described lawsuit or that Samedan will prevail in the future on any similar claims asserted against it based on other take-or-pay or contract settlements, including, for example, any final settlement with respect to the Columbia Transmission bankruptcy case described below. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

          On May 1, 1995 the Company announced that Samedan has become a party to a comprehensive producer settlement agreement which was entered into with Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gas Systems, Inc. in connection with their plans of reorganization filed in the Bankruptcy Court on April 17, 1995. The producer settlement agreement would provide Samedan with a right to receive a distribution, upon confirmation of a Columbia Transmission plan of reorganization, in the amount of $48,925,000, which amount would be based on an agreed claim against Columbia Transmission of $71,034,483. In addition, the proposed settlement would give Samedan a contingent right to receive approximately $2,575,000 upon the resolution of certain other contested producer claims. Although the producer settlement agreement has been approved by the Bankruptcy Court, the agreement contains numerous conditions to closing, including confirmation of currently pending plans of reorganization with respect to Columbia Transmission and Columbia Gas Systems, Inc. in their ongoing bankruptcy proceedings, which plans of reorganization are currently set for confirmation hearings to commence on November 13, 1995. If the proposed plans of reorganization of Columbia Transmission and Columbia Gas Systems, Inc. are confirmed in November 1995, Samedan may receive its initial distribution under the producer settlement agreement prior to year end 1995.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


   Net cash provided by operating activities increased slightly to $180.4 million in the nine months ended September 30, 1995 from $180.1 million in the same period of 1994. Cash and short-term cash investments increased from $22.2 million at December 31, 1994 to $22.3 million at September 30, 1995.

   Through September 30, 1995, the Company had expended in full its $205 million 1995 capital budget. The amount expended includes approximately $25 million for an acquisition of three Gulf of Mexico properties which are currently under development and are expected to begin production during 1996. The Company plans to maintain an active drilling program and will also continue to evaluate reserve acquisition opportunities for the remainder of 1995. Such acquisitions, if significant, would exceed the Company's ability to fund from its internal cash flow, and as such would require external sources of financing.

   During 1994 the Company reduced its debt $172.6 million. On January 4, 1994, the Company paid the $95.6 million installment note used to acquire a producing property in 1993. On June 1, 1994, the Company borrowed $48 million under its bank credit agreement and used the proceeds, plus available cash, to redeem its $125,000,000 10 1/8% notes which were due June 1, 1997. On September 29, 1995, the Company borrowed $25 million under its bank credit agreement and used the proceeds to acquire three Gulf of Mexico properties. An additional $27.0 million in borrowing capacity was available at September 30, 1995 to the Company under its bank credit agreement.

   On May 1, 1995 the Company announced that its wholly owned subsidiary, Samedan Oil Corporation (Samedan), has become a party to a comprehensive producer settlement agreement which was entered into with Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gas Systems, Inc. in connection with their plans of reorganization filed in the Bankruptcy Court on April 17, 1995. The producer settlement agreement would provide Samedan with a right to receive a distribution, upon confirmation of a Columbia Transmission plan of reorganization, in the amount of $48,925,000, which amount would be based on an agreed claim against Columbia Transmission of $71,034,483. In addition, the proposed settlement would give Samedan a contingent right to receive approximately $2,575,000 upon the resolution of certain other contested producer claims. Although the producer settlement agreement has been approved by the Bankruptcy Court, the agreement contains numerous conditions to closing, including confirmation of currently pending plans of reorganization with respect to Columbia Transmission and Columbia Gas Systems, Inc. in their ongoing bankruptcy proceedings, which plans of reorganization are currently set for confirmation hearings to commence on November 13, 1995. If the proposed plans of reorganization of Columbia Transmission and Columbia Gas Systems, Inc. are confirmed in November 1995, Samedan may receive its initial distribution under the producer settlement agreement prior to year end 1995.

   The Company follows an entitlements method of accounting for its gas imbalances. The Company's gas imbalance receivables were $10.3 million at September 30, 1995 and $11.7 million at December 31, 1994. Gas imbalance liabilities were $10.9 million at September 30, 1995 and $10.5 million at December 31, 1994. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS


   During the third quarter of 1995, the Company recorded net income of $2.7 million, or 5 cents per share, compared to net income of $2.1 million, or 4 cents per share, in the third quarter of 1994. During the first nine months of 1995, the Company recorded net income of $6.5 million, or 13 cents per share, compared to net income of $14.8 million, or 30 cents per share, in the first nine months of 1994.

   Sales of the Company's natural gas marketing subsidiary, Noble Gas Marketing, Inc. (NGM), began in June 1994 and sales of the Company's oil trading subsidiary, Noble Trading, Inc. (NTI), began in May 1995. Sales between all Company subsidiaries are eliminated and third party sales are recorded as gathering, marketing and processing revenues. These revenues from third party sales totaled $29.2 million and $71.3 million, respectively, in the third quarter and the first nine months of 1995, compared with $18.9 million and $27.4 million in the same periods of 1994.

   The decreased net income for the nine months ended September 30, 1995 compared to 1994 resulted from lower natural gas prices which were offset somewhat by higher oil prices. Both oil and gas production volumes increased slightly for the third quarter of 1995 compared to the same period of 1994. While 1995 gas volumes were greater than in the comparable periods of 1994, production in 1995 through the third quarter was below Company expectations primarily as a result of production declines at greater rates than expected on existing producing properties, and production commencing on new properties, principally offshore, at dates later than originally scheduled. The Company believes that such lower production levels and delays in timing of production, coupled with normal declines in production of older properties, as well as the impact of lower gas prices on decisions to curtail production, will prevent the Company from achieving its original gas production goal for 1995. Exploration expense decreased significantly in the third quarter of 1995 compared to the third quarter of 1994 as the Company drilled fewer dry holes in the current quarter. Decreases in exploration expense were offset by increases in lease operating expense and depreciation, depletion and amortization expense.

   Gas sales, excluding third party sales by NGM, decreased 5 percent and 17 percent, respectively, for the three months and nine months ended September 30, 1995 compared to the same periods in 1994. The decrease in sales is primarily due to a 15 percent and 21 percent decrease, respectively, in the average gas price for the three months and nine months ended September 30, 1995 compared to the same periods in 1994.

   Oil sales increased 17 percent and 23 percent, respectively, for the three months and nine months ended September 30, 1995 compared with the same periods in 1994. The increase in sales is primarily due to a 1 percent and 14 percent increase, respectively, in the average oil price, and a 17 percent and 10 percent increase, respectively, in average daily production, for the three months and nine months ended September 30, 1995, each as compared to the same periods in 1994.

   The Company through two of its subsidiaries, NGM and Samedan, uses hedging arrangements in connection with the sale of oil and gas in order to obtain a fixed margin and/or minimize product price risk. NGM markets substantially all the natural gas produced by Samedan as well as gas produced by third parties.

   NGM employs various hedging arrangements to lock in profits and/or limit exposure to gas price risk. The marketing of natural gas results in a price risk due to a fixed supply cost and a variable market or, conversely, a variable supply cost and a fixed market. Most of the gas purchased by NGM is on an index basis; however, purchasers in the markets in which NGM sells may often require fixed or NYMEX related pricing. NGM can use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the third quarter of 1995 NGM had hedging transactions with broker-dealers that represented approximately 199,000 MMBTU per day at prices linked to certain indices. Hedges for October 1995 through October 1996, which range from 42,400 to 192,800 MMBTU's of gas per day at prices ranging from $.10 per MMBTU above to $.01 per MMBTU below index, were not closed by September 30, 1995. These hedges are in place to secure margins on future physical transactions. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

   Samedan, from time to time, enters into hedging arrangements primarily to protect against oil and gas price volatility. For each month from May through December 1995, Samedan has hedged 5,000 barrels of oil per day. During the three months ended September 30, 1995, the hedged price ranged from $19.00 to $19.52 per barrel. For the three months and nine months ended September 30, 1995, Samedan has recorded $.8 and $1.1 million of gains related to the oil hedges. These amounts increased the average oil price $.33 and $.16 per barrel for the three months and nine months ended September 30, 1995. The hedged prices for the remainder of 1995 range from $18.56 to $18.86 per barrel. During the nine months ended September 30, 1995, Samedan had no gas hedges. As of September 30, 1995, Samedan had fixed price hedges for gas in place totaling 25,000 MMBTU's per day for February through April 1996 at a price of $1.79 per MMBTU. Samedan also has in place, as of September 30, 1995, various collar transactions which have set a floor price of $1.60 and a ceiling price of $2.00 for volumes of (i) 25,000 MMBTU's per day for November and December of 1995, (ii) 50,000 MMBTU's per day for January through October 1996 and (iii) 25,000 MMBTU's per day for November and December of 1996. Since September 30, 1995, Samedan has entered into additional fixed price hedges for gas which have increased the hedged position as follows:

                                 Volumes
       Periods                MMBTU's per day             Price Range
----------------------        ---------------             -----------
November 1995                      30,000               $1.82 - $1.84
December 1995                     100,000               $1.90 - $1.95
January - December 1996            50,000               $1.78 - $1.81


Samedan records hedging gains or losses relating to its own oil and gas production in oil and gas sales and royalties.

   Although these hedging arrangements expose the Company to credit risks, the Company monitors the creditworthiness of its counter parties and believes that losses from nonperformance are unlikely to occur.

   Certain selected gas and oil operating statistics follow:

                                             For the three months     For the nine months
                                              ended September 30,      ended September 30,
                                             --------------------     --------------------
                                                1995       1994         1995       1994
                                                ----       ----         ----       ----
Gas revenues (in thousands)................   $ 37,599   $ 39,670     $115,426   $139,846
Average daily gas production - MCFS........    269,095    243,399      268,155    255,616
Average gas price per MCF..................   $   1.56   $   1.83     $   1.62   $   2.05
Oil revenue (in thousands).................   $ 40,398   $ 34,499     $113,231   $ 91,886
Average daily oil production - BBLS........     27,296     23,297       25,305     23,000
Average oil price per BBL..................   $  16.43   $  16.26     $  16.77   $  14.74

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


   Oil and gas exploration expense decreased $7.1 million or 46 percent and $13.3 million or 40 percent, respectively, for the three months and nine months ended September 30, 1995, compared to the same periods in 1994. The decrease is primarily attributable to a $15.3 million decrease in dry hole expense, partially offset by a $1.0 million increase in undeveloped lease amortization and impairment expense, during the first nine months of 1995.

   Depreciation, depletion and amortization (DD&A) expense increased 24 percent and 14 percent, respectively, for the three months and nine months ended September 30, 1995, compared to the same periods in 1994. The increase is due primarily to higher production volumes and downward reserve revisions on certain producing properties. Primarily as a result of these reserve revisions, the unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, increased to $5.58 for the first nine months of 1995 compared to $5.21 for the same period of 1994. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

   Interest expense decreased $3.2 million for the nine months ended September 30, 1995, but increased slightly for the three months ended September 30, 1995, compared to the same periods in 1994. The decrease in interest expense occurred as a result of the overall reduction in outstanding long-term debt in 1994 as discussed in "Liquidity and Capital Resources."
The increase in interest expense during the three months ended September 30, 1995, was the result of a slight increase in interest rates on the Company's bank credit agreement borrowings.

   Interest capitalized decreased $1.0 million and $3.6 million, respectively, for the three months and nine months ended September 30, 1995, when compared to the same periods in 1994. This decrease is primarily due to discontinuing the capitalization of interest on certain Gulf of Mexico properties that have started producing and are no longer in the construction phase.


FUTURE TRENDS

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to adopt SFAS No. 121 no later than 1996, although earlier implementation is permitted. The Company has not yet completed its evaluation of the impact of SFAS No. 121 on the Company's consolidated financial position or results of operations. The Company currently anticipates completion of its evaluation and adoption of SFAS No. 121 before year end 1995.

   Over the past several years, Samedan has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market or who had take-or-pay contracts with Samedan in which such obligations to take-or-pay for quantities of gas was not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced, and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private land owners have, in recent years, begun to assert claims against oil and gas companies for royalties on some or all of such settlement amounts.

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

   Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have an adverse impact with respect to other take-or-pay or contract settlements entered into by Samedan. There can be no assurance that Samedan will prevail on appeal in the above described lawsuit or that Samedan will prevail in the future on any similar claims asserted against it based on other take-or-pay or contract settlements, including, for example, any final settlement with respect to the Columbia Transmission bankruptcy case described above under "Liquidity and Capital Resources." The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

   Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the domestic oil and gas industry. The monthly index natural gas price at the Henry Hub for January through August 1995, has ranged from $.07 to $.97 per MMBTU below the same periods of 1994. Even though the September through November 1995 monthly index prices ranged from $.08 to $.23 per MMBTU above the same periods of 1994, the price of natural gas remains well below the $2.15 average price received during the first half of 1994.

As discussed above, the lower natural gas prices in 1995 have contributed to the decreased income for the nine months ended September 30, 1995, as compared to the same period of 1994. An extended period of low natural gas prices would have a material adverse effect on the Company's cash flow, results of operations and financial position. As discussed above, the Company, from time to time, has used hedging and may do so in the future as a means of reducing its exposure to the volatility of oil and gas prices. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.



                          PART II.  OTHER INFORMATION
                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NOBLE AFFILIATES, INC.
                                         --------------------------------------
                                         (Registrant)



Date  November 13, 1995                  WM. D. DICKSON
      -----------------                  --------------------------------------
                                         WM. D. DICKSON, Vice President-Finance
                                          and Treasurer
                                         (Principal Financial Officer
                                         and Authorized Signatory)

                            INDEX TO EXHIBITS



                                                               Sequentially
 Exhibit                                                         Numbered
  Number                           Exhibit                         Page
  ------                           -------                         ----
   27.1                    Financial Data Schedule