Form 10-K405
period 1995-12-31
NOBLE AFFILIATES INC
filed 1996-03-25
CIK 72207

===============================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ________________

     (Mark One)                     FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.       /X/

     Aggregate market value of Common Stock held by nonaffiliates as of March 11, 1996: $1,329,639,933.

     Number of shares of Common Stock outstanding as of March 11, 1996:
50,314,692.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1)  1995 annual report to the shareholders - Parts I and II.
     (2)  Proxy statement for the 1996 annual meeting of shareholders -
Part III.

===============================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Exploration Activities . . . . . . . . . . . . . . . . . . . . .   1
            Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . .   4
            Production Activities. . . . . . . . . . . . . . . . . . . . . .   4
            Marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
            Regulation and Risks . . . . . . . . . . . . . . . . . . . . . .   5
            Competition. . . . . . . . . . . . . . . . . . . . . . . . . . .   6
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  11
          Executive Officers of the Registrant . . . . . . . . . . . . . . .  12

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  13

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  13

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . .  13

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.. . . . . . . . . . . . . . . . . . . . . . .  13

Item 10.  Directors and Executive Officers of the Registrant.. . . . . . . .  13

Item 11.  Executive Compensation.. . . . . . . . . . . . . . . . . . . . . .  13

Item 12.  Security Ownership of Certain Beneficial Owners and Management.. .  14

Item 13.  Certain Relationships and Related Transactions.. . . . . . . . . .  14

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  14

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

OIL AND GAS

          The Registrant's wholly owned subsidiary, Samedan Oil Corporation ("Samedan"), has been engaged in the exploration for and production of oil and gas since 1932. Samedan conducts its exploration and production operations throughout the major basins in the United States, including the Gulf of Mexico, and in foreign jurisdictions, primarily in Canada and Africa. For information regarding Samedan's oil and gas properties, see "Item 2 - Properties - Oil and Gas" on pages 7 through 11 of this report. The Registrant's wholly owned subsidiary, Noble Gas Marketing, Inc. ("NGM"), markets the Company's natural gas as well as third-party gas. For more information regarding NGM's operations, see "Item 1 - Business - Oil and Gas - Marketing" on pages 4 and 5 of this report. The Registrant's wholly owned subsidiary, Noble Trading, Inc. ("NTI"), markets a portion of the Company's oil as well as third-party oil. For more information regarding NTI's operations, see "Item 1 - Business - Oil and Gas - Marketing" on pages 4 and 5 of this report.

          In this report, unless the context otherwise requires, Samedan refers to Samedan Oil Corporation and its subsidiaries and NGM refers to Noble Gas Marketing, Inc. and its subsidiary. In this report, quantities of oil are expressed in barrels ("bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf").

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

          Samedan has been engaged in exploration and development of oil and gas reserves in federal and state waters offshore Texas and Louisiana since 1968 and has remained active in these areas of the Gulf of Mexico throughout the past 27 years during which it has drilled, or participated in the drilling of (through December 31, 1995), 702 gross wells. In 1995, Samedan drilled or participated in the drilling of 16 exploratory wells (7.0 net) and 37 development wells (17.4 net) in federal and state waters offshore Texas and Louisiana. Of the 53 gross wells drilled, 40 (18.4 net) were completed as productive wells and 13 (5.9 net) were abandoned as dry holes. The Registrant intends to remain active in these areas of the Gulf of Mexico. As of December 31, 1995, the Registrant had 82 undeveloped leases in the Gulf of Mexico, with expiration dates ranging from 1996 to 2001, in which the Registrant currently intends to conduct future exploration activities.

          The following paragraphs in this "Exploration Activities" section describe significant domestic activities in 1995.

          GULF OF MEXICO. Samedan drilled two wells on its Vermilion 362/363/371 prospect during 1995, bringing to nine the total number of gross wells drilled on the 44 percent owned field. The Vermilion 363 #2 well encountered 41 feet of gas/condensate pay in four zones. The Vermilion 371 #5 well was also drilled in 1995 and encountered 86 feet of gas/condensate pay in five zones.

          A production platform was installed on Vermilion 371 in July 1995. Three of the wells on the platform are completed and were producing approximately 36 MMcf of gas and 2,000 bbls of oil/condensate per day at

December 31, 1995. The remaining two wells on Vermilion 371 are expected to be completed and on line by March 1996.

          A second production platform for Vermilion 362/363 is scheduled to be installed in May 1996. Four wells on the platform are expected to be completed and on line by August 1996.

          Samedan acquired a 50 percent working interest in the Vermilion 314/315 prospect in August 1995 and drilled two wells from an existing platform. The Vermilion #A-8 well encountered 85 feet of pay in two zones. The Vermilion #A-9 well encountered 80 feet of pay in three zones. At year end the wells were producing an aggregate of 6 MMcf of gas per day.

          Samedan also completed 3 wells in its 50 percent owned Vermilion 332/333 field in the fourth quarter of 1995. At year end the field was producing 2,000 bbls of oil and 2.5 MMcf of gas per day.

          The Company participated in 1995 with a 25 percent working interest in drilling four wells on its Vermilion 279 prospect. Three successful wells were drilled and oil and gas pay was encountered in multiple zones. Production facilities are currently being constructed and are scheduled to be installed in the second quarter of 1996 with first production scheduled during the third quarter of 1996.

          Two wells were drilled on Samedan's 100 percent owned High Island A-547 prospect in 1995. The #B-6 well encountered 378 feet of oil and gas pay in nine zones. The #B-7 well encountered 164 feet of oil and gas pay in six zones. Two gas/condensate wells were completed and producing at year end approximately
12.7 MMcf of gas and 40 bbls of condensate per day. Installation of oil production facilities on the platform is currently underway.

          During 1995 Samedan completed two wells on its 100 percent owned High Island A-550 property. At year end this field was producing 22 MMcf of gas and 830 bbls of oil/condensate per day.

          Production commenced in October 1995 on Samedan's 83.3 percent owned High Island A-281 field. At year end approximately 15.4 MMcf of gas per day was being produced from two wells.

          Six additional wells were completed in 1995 on Samedan's 70.4 percent owned East Cameron 331/332 field. A total of 11 wells were producing from this field, which was producing approximately 64.5 MMcf of gas and 4,270 bbls of oil/condensate per day at year end 1995.

          In 1995 Samedan drilled three wells on its 85 percent owned East Cameron 320 lease, which is immediately north of the East Cameron 331/332 field. The wells encountered oil and gas pay ranging in size from 64 to 125 feet. Production facilities have been installed and first production is scheduled for early 1996.

          One additional well was drilled during 1995 on Samedan's 25 percent owned Green Canyon 136 field. Production from the field at year end was 60 MMcf of gas and 700 bbls of condensate per day.

          Completion operations were underway at year end on Samedan's 66 percent owned Garden Banks 240 #3 well which should be capable of delivering approximately 25 MMcf of gas per day when operational.

          During 1995 Samedan drilled and logged 68 feet of gas pay in its South Timbalier 172 #6 well, in which Samedan owns a 100 percent working interest.
The well, along with the #5 well, should be tied into the pipeline during the first quarter of 1996. In addition, during 1995 Samedan drilled and logged 112 feet of gas pay in its South Timbalier 192 #2 well in which Samedan owns a 100 percent working interest. Production from this well is expected to commence in the third quarter of 1996.

          In July 1995 Samedan purchased the full working interest in West Cameron 599/600 for $5.3 million. Development plans include installing production facilities and drilling two development wells. Samedan also intends to drill two exploratory wells on the property in 1996. The Company estimates proved reserves associated with the purchase to be 35 Bcf of gas.

          In October 1995 Samedan also purchased the full working interest in Galveston 150L and High Island A-325 and a 55 percent working interest in Eugene Island 286 for $22.6 million. The properties are in various stages of development and will require additional development expenditures estimated at $13 million. The Company estimates proved reserves associated with this acquisition to be 40.5 Bcf of gas and 35,000 bbls of condensate. Eugene Island 286 and High Island A-325 each are expected to commence production in the second quarter of 1996, and Galveston 150L in third quarter of 1996.

          During 1995, Samedan commenced oil and gas production from the following fields: Vermilion 362/363/371, Vermilion 332/333, High Island A-547/548, Vermilion 314/315, High Island A-550, High Island A-281 and Green Canyon 136.

          DOMESTIC ONSHORE. Samedan participated in drilling 90 gross wells in the Niobrara formation on acreage located in northeastern Colorado. The Company's average working interest in the wells is 75 percent. Seventy of the wells drilled were completed as gas wells, resulting in a 78 percent success ratio.

          In October, Noble Gas Pipeline, Inc. completed the installation of its
16.6 mile gathering system and compressor station. The system connects 71 of Samedan's gas wells to an interstate pipeline. At year end, the Company was producing approximately 5 MMcf of gas per day, net to the Company's interest, through the system. Installation of another gas gathering system in the area is being evaluated for 1996.

          In Caddo County, Oklahoma, Samedan made a gas/condensate discovery in the Springer-Cunningham formation. The Zipse #2-12 well, in which the Company owns a 50 percent working interest, was completed at the rate of 4.1 MMcf of gas and 100 bbls of condensate per day. At year end, Samedan was completing an offset well, the Harper #1, in which it owns a 40.6 percent working interest. Another offset, the Samuel #1-2, in which Samedan owns a 25 percent working interest, commenced production in January 1996.

          Samedan participated in drilling two oil wells in Wyoming during 1995. The Duvall Ranch #2-4 well, Campbell County, was completed at the rate of 348 bbls of oil per day. Samedan owns a 100 percent working interest in the well. Also in Campbell County, Samedan completed the Kuehne Ranch #9 well which flowed at the rate of 100 bbls per day. Installation of a pumping unit is expected to increase the production rate to 450 bbls of oil per day. Samedan owns an 86 percent working interest in the well.

          In October 1995, Samedan received the necessary approvals to unitize the Angell Prospect, Meade County, Kansas and to proceed with installation of waterflood facilities. Construction was virtually complete at year end and water injection of 2,000 barrels per day is expected to commence in early 1996. Samedan owns a 100 percent working interest in the unit.

          In south central Oklahoma, Samedan commenced the installation of waterflood facilities on the Hoover Unit. Necessary approvals were received in December 1995 and water injection is expected to commence in April 1996. Samedan owns a 100 percent working interest in the unit, and expects to remain active in seeking out opportunities to install and operate other oil waterflood units.

          Four infill wells were drilled in the Company's 58.7 percent owned South Central Robertson Unit in Gaines County, Texas. The unit averaged approximately 3,200 bbls of oil per day during the year, which is an 11.6 percent increase over 1994. In southern Oklahoma, Samedan drilled nine infill wells in its Wildcat Jim Penn Unit. The unit, in which Samedan owns a 76.5 percent, increased production 14 percent to 1,030 bbls per day in 1995.

          Offsetting and outside the Wildcat Jim Penn Unit, Samedan drilled five oil wells in the Hoxbar formation. The Company owns an average working interest of 96.6 percent in the wells, which were producing 175 bbls of oil per day at year end. A waterflood feasibility study for the wells is currently underway.

          During 1995, the Company made a gas discovery in Iberville Parish, Louisiana. The SL 14720 well, in which the Company owns a 33 percent working interest, tested 4 MMcf of gas and 80 bbls of condensate per day. A pipeline connection is expected to be completed in March 1996.

          CANADA. During 1995, Samedan Oil of Canada, Inc., a wholly owned subsidiary of Samedan ("Samedan-Canada") participated in 8 exploratory wells (4.5 net) and 11 development wells (5.6 net) with interests ranging from 14 to 100 percent. A total of 11 wells (6.3 net) were successfully completed in 1995.

          EQUATORIAL GUINEA. Samedan purchased an additional 4.8 percent working interest in the Alba field, effective May 1995, for $3.8 million. The field, in which Samedan owns a total working interest of 34.8 percent, produced an average of 6,400 bbls of condensate per day for the year.

          Construction of an LPG plant in the Alba field is underway to enhance recovery of liquids. The plant is estimated to cost $18.9 million, and is expected to be completed by the end of 1996. When fully operational, the plant is expected to recover 2,400 bbls of LPG and 500 additional bbls of condensate per day.

          Samedan expects to drill two exploratory wells during 1996 on oil prospects delineated by 3-D seismic interpretation.

          TUNISIA. Samedan drilled two non-commercial wells on its 50 percent owned Zelfa Prospect. As such, Samedan is unable to go forward with development. Accordingly, the Company charged off $7.5 million to exploration expense.

          Oil and gas production has commenced from Samedan's 28.3 percent owned Zinnia Prospect, located onshore Tunisia. At year end, two wells were producing 6 MMcf of gas and 200 bbls of oil/condensate per day.

          Samedan's 50 percent owned Tazerka oil field produced an average of 1,730 bbls of oil per day during 1995. It continues to generate positive cash flow even though it is in the last stages of its economic life.

          Due to the Company's lack of success in exploratory drilling, the Company intends to dispose of its interests in Tunisia.

          ACQUISITIONS

          Also in 1995, Samedan spent $9.7 million on acquisitions of unproved properties. These properties were acquired primarily through domestic onshore lease acquisitions, various offshore lease sales and Canadian land sales.

          PRODUCTION ACTIVITIES

          As of December 31, 1995, Samedan owned approximately 1,895 net producing oil and gas wells in the United States and Canada and approximately
3.3 net producing oil and gas wells in other foreign jurisdictions. Net production of oil (including condensate and natural gas liquids), excluding royalty sales, totaled 9,136,312 bbls in 1995 compared to 8,081,047 bbls in 1994. Net production of natural gas, excluding royalty sales, totaled 96,984,816 Mcf in 1995 compared to 87,729,371 Mcf in 1994.

          Samedan operates approximately 32 percent of the gross oil and gas wells in which it has an interest, with the remainder operated by others under operating agreements customarily used in the industry.

          MARKETING

          On January 13, 1994, the Company formed a wholly-owned subsidiary, Noble Gas Marketing, Inc., for the purpose of seeking out opportunities to enhance the value of the Company's gas by marketing directly to end users, as well as accumulating gas to be sold to gas marketers and pipelines. NGM is also actively involved in the purchase and sale of gas from other producers. Such third party gas may be purchased from non-operators who own working interests in the Company's wells, or from other producers' properties in which the Company may not own an interest. NGM, through its wholly-owned subsidiary, Noble Gas Pipelines, Inc., engages in the installation, purchase and operation of gas gathering systems.

          Samedan has a gas sales contract with NGM, whereby Samedan is paid an index price for all gas sold to NGM. NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan and third parties. All intercompany sales and costs have been eliminated.

          Oil produced by the Company is sold to various purchasers in the United States, Canada and other foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and trucks to gatherers, transportation companies and end users. In order to manage its exposure to price risks, the Company from time to time enters into hedging transactions, including crude oil and natural gas futures swap contracts. In May 1995, NTI began marketing a portion of the Company's oil as well as certain third party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues. All intercompany sales and expenses have been eliminated.

          Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average per barrel oil price increased from $14.90 in 1994 to $16.78 in 1995. The Company's average oil prices for 1995 reflected an additional amount per barrel of $.16, from hedging oil production. The Company did not hedge any of its oil production during 1994.

          Substantial competition in the natural gas marketplace continued in 1995. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The Company's average gas price decreased from $1.97 per Mcf in 1994 to $1.72 per Mcf in 1995. The Company's average gas price in 1995 reflected a reduction of $.004 per Mcf, from hedging gas production. During 1994, all gas hedging activity related to sales by the Company's marketing subsidiary, NGM, which hedged an average of approximately 32,000 Million British Thermal Units (MMBTU's) of gas per day at prices ranging from $.01 per MMBTU above index to $.58 per MMBTU above index. Hedging gains and losses for 1994 are included in gathering, marketing and processing revenues.

          The largest single customer for the Company's oil in 1995 purchased approximately 16 percent of its oil production, and the five largest purchasers accounted for approximately 49 percent of total oil production. The largest single customer for the Company's gas in 1995 purchased approximately 4 percent of its gas production, and the five largest purchasers accounted for approximately 17 percent of total gas production. The Company does not believe that the loss by the Company of a major oil or gas customer would have a material adverse effect on the Company.

          REGULATION AND RISKS

          GENERAL. Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste and pollution, and protection of the environment. Laws affecting the oil and gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Numerous governmental departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability.

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

EMPLOYEES

          The total number of employees of the Company increased from 521 at December 31, 1994 to 550 at December 31, 1995.

ITEM 2.   PROPERTIES.

OFFICES

          The principal executive office of the Company is located at 110 West Broadway, Ardmore, Oklahoma 73401. The principal executive office of Samedan is in Ardmore, Oklahoma, and Samedan also maintains division offices in Oklahoma City, Houston, Denver and Calgary, Canada. Samedan maintains three separate offices in Houston for its international, offshore and onshore oil and gas operations. Samedan maintains an office in Tunis, Tunisia, from which it operates its various concessions and producing properties in Tunisia. The principal executive office of NGM is located in Houston.

OIL AND GAS

          The estimated proved and proved developed oil and gas reserves of Samedan, as of December 31, 1995, 1994 and 1993 and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1995, 1994 and 1993 are included in Note 10 of Notes to Consolidated Financial Statements appearing on pages 34 through 37 of the Registrant's 1995 annual report to shareholders, which Note is incorporated herein by reference ("Note 10").

          Note 10 also includes Samedan's net production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1995. Royalty production of both oil and gas (stated in oil barrel equivalents) is included in the "Crude Oil & Condensate" presentation in
Note 10. Samedan has no oil or gas applicable to long-term supply or similar agreements with foreign governments or authorities in which Samedan acts as producer.

          Since January 1, 1995, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration (the "EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

          The following table sets forth for each of the last three years the average sales price (including transfers) per unit of oil produced and per unit of natural gas produced, and the average production (lifting) cost per unit of production.


                                             Year Ended December 31,
                                          ----------------------------
                                           1995       1994       1993
                                          ------     ------     ------

Average sales price per bbl of oil (1):

        United States . . . . . . . . .   $16.80     $14.76     $16.05
        Canada. . . . . . . . . . . . .   $15.59     $13.72     $15.13
        Other international . . . . . .   $17.22     $16.75     $15.32

            Combined. . . . . . . . . .   $16.78(2)  $14.90     $15.91(2)

Average sales price per Mcf of natural gas (1):

        United States . . . . . . . . .   $ 1.75     $ 1.99     $ 2.15
        Canada. . . . . . . . . . . . .   $ 1.02     $ 1.47     $ 1.22

            Combined. . . . . . . . . .   $ 1.72(3)  $ 1.97     $ 2.10(3)

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation (per bbl)(4):

        United States . . . . . . . . .   $ 4.17     $ 3.64     $ 4.26
        Canada. . . . . . . . . . . . .   $ 6.39     $ 5.17     $ 6.33
        Other international . . . . . .   $ 3.60     $ 3.89     $ 6.40

            Combined  . . . . . . . . .   $ 4.21     $ 3.71     $ 4.45

-----------
  (1)     Net production amounts used in this calculation include royalties.

  (2)     Includes per barrel $.16 in 1995 and $0.02 in 1993, from hedging.

  (3) Reflects a reduction per Mcf of $.004 in 1995 and $0.048 in 1993, from hedging.

  (4) Gas production is converted to oil barrel equivalents based on the average sales prices per barrel of oil and per Mcf of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio excludes royalties. Conversion ratios for 1995, 1994 and 1993 are set forth below:

                                    United States    Canada
                                    -------------    ------
                              1995    9.61 to 1    15.32 to 1
                              1994    7.44 to 1     9.42 to 1
                              1993    7.46 to 1    12.45 to 1

   The number of productive oil and gas wells in which Samedan had interests and the developed acreage held as of December 31, 1995, were as follows:


                             Productive Wells(1)(2)         Developed Acreage(3)(4)
                        ---------------------------------   -----------------------
                               Oil               Gas
                        ---------------   ---------------
Location                 Gross     Net     Gross     Net    Gross Acres  Net Acres
--------                -------   -----   -------   -----   -----------  ---------
United States
  (onshore). . . . . .  3,554.5   796.0   1,346.5   765.6     584,096     360,001
Canada . . . . . . . .    119.0    39.3      72.0    18.2     127,776      41,857
United States
  (offshore) . . . . .    256.5   110.9     432.5   166.0     738,474     292,991
Other International. .      7.0     2.6       2.0     0.7     367,762     129,478
                        -------   -----   -------   -----   ---------     -------
Total. . . . . . . . .  3,937.0   948.8   1,853.0   950.5   1,818,108     824,327
                        -------   -----   -------   -----   ---------     -------
                        -------   -----   -------   -----   ---------     -------

-----------
  (1) Productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

  (2) One or more completions in the same bore hole is counted as one well. Included in the table and counted as one gross well each are 28.0 oil wells (18.2 net) and 46.0 gas wells (19.4 net) that are multiple completions. Also included in the table are 824.0 gross oil wells (131.8 net) and 81.0 gross gas wells (42.7 net) that were not producing at December 31, 1995 because such wells were awaiting additional action or pipeline connections.

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

   The undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1995, is as follows:

                                              Undeveloped Acreage (1)(2)
                                              ---------------    ---------
Location                                        Gross Acres      Net Acres
--------                                      ---------------    ---------
United States Onshore
      California. . . . . . . . . . . . . . .     25,622         12,556
      Colorado. . . . . . . . . . . . . . . .     38,930         30,059
      Mississippi . . . . . . . . . . . . . .      5,171          3,326
      Montana . . . . . . . . . . . . . . . .     34,278         14,223
      New Mexico. . . . . . . . . . . . . . .     11,700          7,593
      North Dakota. . . . . . . . . . . . . .     29,132         13,023
      Oklahoma. . . . . . . . . . . . . . . .     22,751         11,359
      Texas . . . . . . . . . . . . . . . . .     60,408         23,949
      Utah. . . . . . . . . . . . . . . . . .      2,507          1,841
      Wyoming . . . . . . . . . . . . . . . .     43,879         10,634
      Others. . . . . . . . . . . . . . . . .     10,492          4,706
                                               ---------      ---------
          Total United States Onshore . . . .    284,870        133,269
                                               ---------      ---------

United States Offshore (Federal Waters)
      Alabama . . . . . . . . . . . . . . . .    166,195         63,670
      California. . . . . . . . . . . . . . .     79,678          8,625
      Louisiana . . . . . . . . . . . . . . .    163,468         85,663
      Mississippi . . . . . . . . . . . . . .     28,800         24,960
      Texas . . . . . . . . . . . . . . . . .     71,723         62,122
                                               ---------      ---------
          Total United States Offshore
                (Federal Waters). . . . . . .    509,864         245,040
                                               ---------      ---------
International
      Canada. . . . . . . . . . . . . . . . .    333,959        177,916
      Tunisia . . . . . . . . . . . . . . . .  1,639,450        786,079
                                               ---------      ---------
          Total International . . . . . . . .  1,973,409        963,995
                                               ---------      ---------
          Total . . . . . . . . . . . . . . .  2,768,143      1,342,304
                                               ---------      ---------
                                               ---------      ---------

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

                                   Net Exploratory Wells
               -------------------------------------------------------------
                    Productive (1)                        Dry (2)
               ----------------------------- -------------------------------
 Year Ended                        Other                          Other
December 31,   U.S.    Canada  International  U.S.    Canada  International
-----------    ----    ------  ------------- -----    ------  -------------
1993 . . . . . 5.58     1.10        --       10.67     5.29        1.30

1994 . . . . . 8.06     3.75        --       16.45     6.59         .40

1995 . . . . .12.44      .80        --       14.42     3.72        1.00

                                   Net Development Wells
               -------------------------------------------------------------
                    Productive (1)                        Dry (2)
               ----------------------------- -------------------------------
 Year Ended                        Other                          Other
December 31,   U.S.    Canada  International  U.S.    Canada  International
-----------    ----    ------  ------------- -----    ------  -------------

1993 . . . . .33.07     2.62        --       3.06      1.37         --

1994 . . . . .99.91     3.08        --      13.37       .14         --

1995 . . . . 107.09     5.50        --      20.49       .14         --

-------------
  (1) A productive well is an exploratory or a development well that is not a dry hole.

  (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

   Samedan spent approximately $43.7 million in 1995 on the purchase of producing oil and gas properties. See Item 1. "Business -- Oil and Gas --Acquisitions" hereof for a discussion of acquisitions in 1995.
Approximately $6.1 million and $418.5 million, respectively, were spent on such purchases in 1994 and 1993.

   At February 27, 1996, Samedan was drilling 5 gross (1.9 net) exploratory wells, and 14 gross (8.7 net) development wells. These wells are located onshore in the United States in Colorado, Louisiana, North Dakota, Oklahoma, Texas, Wyoming and offshore Gulf of Mexico. These wells have objectives ranging from approximately 2,500 to 15,500 feet. The estimated drilling cost to Samedan of these wells is approximately $9,064,000 if all are dry and approximately $20,975,000 if all are completed as producing wells.

ITEM 3.   LEGAL PROCEEDINGS.

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant and its subsidiaries, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

   On December 20, 1995 the Registrant announced that Samedan had received $48.9 million from the settlement of its bankruptcy claim against Columbia Gas Transmission Corporation ("Columbia Transmission"), a unit of Columbia Gas Systems, Inc. ("Columbia Systems"). The payment was received pursuant to the terms of a comprehensive producer settlement agreement which was entered into with Columbia Transmission and Columbia Systems in connection with their plans of reorganization filed in the Bankruptcy Court on April 17, 1995. The settlement agreement also gives Samedan a contingent right to receive approximately $2.5 million upon the resolution of certain other contested producer claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following tabulation sets forth certain information, as of March 11, 1996, with respect to the executive officers of the Registrant.

          Name                     Age                  Position
          ----                     ---                  --------
   Robert Kelley (1)           50           Chairman of the Board, President,
                                             Chief Executive Officer, Director

   George L. DeMare, Jr. (2)   50           Vice President and Operating
                                             Committee Member of Samedan

   William D. Dickson (3)      47           Vice President-Finance and Treasurer
                                             of the Registrant and Operating
                                             Committee Member of Samedan

   Dan O. Dinges (4)           42           Vice President and Operating
                                             Committee Member of Samedan

   W. A. Poillion (5)          46           Vice President and Operating
                                             Committee Member of Samedan

   Orville Walraven (6)        51           Corporate Secretary of the
                                             Registrant and Vice President
                                             and Operating Committee Member of
                                             Samedan

   James C. Woodson (7)        53           Vice President and Operating
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

(5) W. A. Poillion has served as Vice President - Production and Drilling and a member of the Operating Committee of Samedan since November 1, 1990. Prior thereto, he served as Manager of Offshore Production and Drilling for Samedan from March 1, 1985 to October 31, 1990.

(6) Orville Walraven has served as Corporate Secretary of the Registrant since January 1, 1989. He has also served as Vice President - Land of Samedan and as a member of the Operating Committee of Samedan since January 1, 1989.

(7) James C. Woodson has served as Vice President - Exploration of Samedan since September 1, 1983. Mr. Woodson has been a member of the Operating Committee of Samedan since August 1, 1986.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Registrant's common stock is listed and traded on the New York Stock Exchange under the symbol "NBL". The table captioned "Dividends and Stock Prices by Quarters" appearing on page 40 of the Registrant's 1995 annual report to stockholders contains certain information with respect to sales prices of the common stock and cash dividends declared by the Registrant on the common stock, and such table is incorporated herein by reference.

          At December 31, 1995, there were 1,790 stockholders of record of the Registrant.

ITEM 6.   SELECTED FINANCIAL DATA.

          Selected financial data of the Registrant is set forth on page 21 of the Registrant's 1995 annual report to stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management's discussion and analysis of financial condition and results of operations is set forth on pages 15 through 20 of the Registrant's 1995 annual report to stockholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The consolidated financial statements, appearing on pages 22 through 32, together with the report thereon of Arthur Andersen LLP dated January 26, 1996 appearing on page 33, and the unaudited information, appearing on pages 34 through 37, of the Registrant's 1995 annual report to stockholders are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 2, 5, 6 and 7 hereof, the 1995 annual report to stockholders is not to be deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



          The section entitled "Election of Directors" appearing on pages 3 and 4 of the Registrant's proxy statement for the 1996 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

          The section entitled "Certain Transactions" appearing on page 23 of the Registrant's proxy statement for the 1996 annual meeting of stockholders sets forth certain information with respect to compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The section entitled "Executive Compensation" appearing on pages 7 through 14 of the Registrant's proxy statement for the 1996 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and, except for the report of the compensation and benefits committee of the Board of Directors (pages 7 through 10) and the information therein under "Performance Graph" (page 14), is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


          The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" appearing on pages 2 through 3 and 6, respectively, of the Registrant's proxy statement for the 1996 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock, and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   The following documents are filed as a part of this report:

                                                                          Page In 1995
                                                                          Annual Report
                                                                         to Stockholders
                                                                          (Incorporated
                                                                           by Reference)
                                                                         ----------------
        (1)   Financial Statements:
               Consolidated Balance Sheet at December 31, 1995 and 1994 . .      22
               Consolidated Statement of Operations for the three
                years ended December 31, 1995 . . . . . . . . . . . . . . .      23
               Consolidated Statement of Cash Flows for the three
                years ended December 31, 1995 . . . . . . . . . . . . . . .      24
               Consolidated Statement of Shareholders' Equity for the
                three years  ended December 31, 1995. . . . . . . . . . . .      25
               Notes to Consolidated Financial Statements . . . . . . . . .      26
               Report of Independent Public Accountants . . . . . . . . . .      33
               Supplemental Oil and Gas Information (Unaudited) and
                Interim Financial Information (Unaudited) . . . . . . . . .      34

        (2)   Financial Statement Schedules:


                    All schedules are omitted because they are not applicable
                or the required information is shown in the financial statements or notes thereto.

             Financial statements of two 50 percent or less owned entities accounted for by the equity method have been omitted because, in the aggregate, the proportionate share of their profit before income taxes and total assets are less than 20 percent of the respective consolidated amounts, and investments in such entities are less than 20 percent of consolidated total assets of the Registrant.

                (3)    Exhibits:

                    The exhibits required to be filed by this Item 14 are set
                forth in the Index to Exhibits accompanying this report.

             (b) No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOBLE AFFILIATES, INC.


Date:  March 25, 1996          By:  /s/ WILLIAM D. DICKSON,
                                     ---------------------------------------
                                     William D. Dickson,
                                     Vice President-Finance and Treasurer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Capacity in which signed              Date
---------                        ------------------------              ----

/s/ ROBERT KELLEY             Chairman of the Board, President,   March 25, 1996
------------------------      Chief Executive Officer and
Robert Kelley                 Director (Principal Executive
                              Officer)

/s/ WILLIAM D. DICKSON        Vice President-Finance and          March 25, 1996
------------------------      Treasurer (Principal Financial
William D. Dickson            and Accounting Officer)


/s/ ALAN A. BAKER             Director                            March 25, 1996
------------------------
Alan A. Baker


/s/ ROY BUTLER                Director                            March 25, 1996
------------------------
Roy Butler


/s/ MICHAEL A. CAWLEY         Director                            March 25, 1996
------------------------
Michael A. Cawley


/s/ EDWARD F. COX             Director                            March 25, 1996
------------------------
Edward F. Cox


/s/ JAMES C. DAY              Director                            March 25, 1996
------------------------
James C. Day


/s/ HAROLD F. KLEINMAN        Director                            March 25, 1996
------------------------
Harold F. Kleinman


/s/ GEORGE J. MCLEOD          Director                            March 25, 1996
------------------------
George J. McLeod


/s/ GUY W. NICHOLS            Director                            March 25, 1996
------------------------
Guy W. Nichols


/s/ JOHN F. SNODGRASS         Director                            March 25, 1996
------------------------
John F. Snodgrass

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

10.2* Noble Affiliates Thrift and Profit Sharing Plan, as amended and restated effective as of January 1, 1994 (filed as Exhibit
             10.2 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.3* Noble Affiliates Thrift and Profit Sharing Trust, amended and restated effective as of January 1, 1988 (filed as Exhibit
             10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10.4* Amendment No. 9 to the Noble Affiliates Thrift and Profit Sharing Plan, as amended and restated, effective as of September 1, 1988 (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.5* Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21, 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.6* Noble Affiliates Thrift Restoration Plan dated May 19, 1994 (filed as Exhibit 10.6 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.7* Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

10.11*       Amendment No. 2 to the 1982 Stock Option Plan of the Registrant.

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

10.15*       Amendment No. 3 to 1978 Non-Qualified Stock Option Plan of the
             Registrant.

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

10.18* Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers.

10.19 Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.20 Credit Agreement dated as of March 2, 1988, among the Registrant, Bankers Trust Registrant, as Agent, and the banking institutions listed in Annex I thereto (filed as Exhibit 10.25 to the Registrant's annual report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.21 First Amendment to Credit Agreement dated as of December 22, 1989, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions party to the Credit Agreement (filed as Exhibit 10.16 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.22 Second Amendment to Credit Agreement dated as of October 31, 1991, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions party to the Credit Agreement (filed as Exhibit 10.17 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.23 Third Amendment to Credit Agreement, among the Registrant, Bankers Trust Company, as Agent, and the banking institutions party to the Credit Agreement dated as of October 30, 1992 (filed as Exhibit 10.24 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.24 Fourth Amendment to Credit Agreement dated as of September 30, 1993 among the Registrant, Bankers Trust Company, as Agent, and the financial institutions listed on the signature pages thereto (filed as Exhibit 2.6 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

10.25 Agreement dated March 31, 1989, by and between Apache Corporation and the Registrant (filed as Exhibit 2(a) to the Registrant's current report on Form 8-K (Date of Report: May 16, 1989) and incorporated herein by reference).

10.26 Consent regarding agreement dated April 30, 1989, by and between Apache Corporation and the Registrant (filed as Exhibit 2(b) to the Registrant's current report on Form 8-K (Date of
             Report:  May 16, 1989) and incorporated herein by reference).

10.27 Purchase and Sale Agreement dated as of June 24, 1993 by and between Freeport-McMoRan Oil & Gas Company Division of Freeport-McMoRan Inc., individually and as Managing General Partner of FM Properties Operating Co., and Samedan Oil Corporation (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated July 29, 1993 and incorporated herein by reference).

10.28 Purchase and Sale Agreement dated as of September 16, 1993 by and between FM Properties Operating Co. and Samedan Oil
             Corporation (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

10.29 Purchase and Sale Agreement (Installment Sale) dated as of September 16, 1993 by and between FM Properties Operating Co. and Samedan Oil Corporation (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

10.30 Promissory Note dated October 1, 1993 of Samedan Oil Corporation in the principal amount of $95.6 million payable to FM Properties Operating Co. in connection with the agreement filed as Exhibit 10.32 hereto (filed as Exhibit 2.4 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

10.31 Letter agreement dated September 16, 1993 between FM Properties Operating Co. and Samedan Oil Corporation relating to the agreements filed as Exhibits 10.31 and 10.32 hereto (filed as Exhibit 2.5 to the Registrant's Registration Statement on Form S-3 (No. 33-69248) and incorporated herein by reference).

13 The following information appearing on the following pages of the Registrant's 1995 annual report to shareholders: (i) management's discussion and analysis of financial condition and results of operations, pages 15 through 20; (ii) selected financial data, page 21; (iii) the consolidated financial statements, together with the report thereon of Arthur
             Andersen LLP dated January 26, 1996, pages 22 through 33, and the unaudited information, pages 34 through 37; and (iv) the table captioned "Dividends and Stock Prices by Quarters," page 40.

21           Subsidiaries.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule.

--------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.