Form 10-Q
period 1996-03-31
NOBLE AFFILIATES INC
filed 1996-05-15
CIK 72207

                                 UNITED STATES

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

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

                                Yes   X    No
                                     ---      ---

Number of shares of common stock outstanding as of April 30, 1996:  50,347,263

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)


                                                     (Unaudited)
                                                       March 31,   December 31,
                                                         1996           1995
                                                     -----------   -----------

ASSETS
Current Assets:
  Cash and short-term cash investments . . . . .     $    38,758   $    12,429
  Accounts receivable-trade. . . . . . . . . . .          92,382        79,478
  Materials and supplies inventories . . . . . .           2,351         2,855
  Other current assets . . . . . . . . . . . . .          13,585        22,750
                                                     -----------   -----------

  Total Current Assets . . . . . . . . . . . . .         147,076       117,512
                                                     -----------   -----------

Property, Plant and Equipment. . . . . . . . . .       1,733,776     1,691,485
  Less:  accumulated depreciation,
         depletion and amortization. . . . . . .        (870,350)     (847,540)
                                                     -----------   -----------

                                                         863,426       843,945
                                                     -----------   -----------

Other Assets . . . . . . . . . . . . . . . . . .          27,529        27,719
                                                     -----------   -----------
  Total Assets . . . . . . . . . . . . . . . . .      $1,038,031    $  989,176
                                                     -----------   -----------
                                                     -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade . . . . . . . . . . . .    $     83,155   $    73,536
  Other current liabilities. . . . . . . . . . .          25,579        20,206
  Income taxes-current . . . . . . . . . . . . .          12,544         3,436
                                                     -----------   -----------

  Total Current Liabilities. . . . . . . . . . .         121,278        97,178
                                                     -----------   -----------

Deferred Income Taxes. . . . . . . . . . . . . .          73,183        69,445
                                                     -----------   -----------

Other Deferred Credits and
 Noncurrent Liabilities. . . . . . . . . . . . .          31,929        33,650
                                                     -----------   -----------

Long-term Debt . . . . . . . . . . . . . . . . .         377,001      376, 992
                                                     -----------   -----------

Shareholders' Equity:
  Common stock . . . . . . . . . . . . . . . . .         172,852       172,407
  Capital in excess of par value . . . . . . . .         146,674       145,059
  Retained earnings. . . . . . . . . . . . . . .         130,532       109,863
                                                     -----------   -----------
                                                         450,058       427,329

Less common stock in treasury
  (at cost, 1,524,900 shares). . . . . . . . . .         (15,418)      (15,418)
                                                     -----------   -----------

  Total Shareholders' Equity . . . . . . . . . .         434,640       411,911
                                                     -----------   -----------

  Total Liabilities and Shareholders' Equity . .     $ 1,038,031   $   989,176
                                                     -----------   -----------
                                                     -----------   -----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                               Three Months Ended March  31,
                                                               -----------------------------
                                                                     1996           1995
                                                                 ----------     ----------
REVENUES:
  Oil and gas sales and royalties. . . . . . . . . . . . . .     $  108,415     $   73,821
  Gathering, marketing and processing revenues . . . . . . .         58,801         17,055
  Other income . . . . . . . . . . . . . . . . . . . . . . .          3,207            978
                                                                 ----------     ----------

                                                                    170,423         91,854
                                                                 ----------     ----------

COSTS AND EXPENSES:
  Oil and gas operations . . . . . . . . . . . . . . . . . .         22,530         22,311
  Oil and gas exploration. . . . . . . . . . . . . . . . . .          7,558          4,406
  Gathering, marketing and processing costs. . . . . . . . .         52,114         16,967
  Depreciation, depletion and amortization . . . . . . . . .         38,139         33,387
  Selling, general and administrative. . . . . . . . . . . .          9,672          9,517
  Interest expense . . . . . . . . . . . . . . . . . . . . .          5,348          5,248
  Interest capitalized . . . . . . . . . . . . . . . . . . .           (565)          (693)
                                                                 ----------     ----------

                                                                    134,796         91,143
                                                                 ----------     ----------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .         35,627            711

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . .         12,948(1)         271(1)
                                                                 ----------     ----------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .     $   22,679     $      440
                                                                 ----------     ----------
                                                                 ----------     ----------

PRIMARY EARNINGS PER SHARE . . . . . . . . . . . . . . . . .     $      .45(2)  $      .01(2)
                                                                 ----------     ----------
                                                                 ----------     ----------

FULLY DILUTED EARNINGS PER SHARE . . . . . . . . . . . . . .     $      .43(3)  $      .01(3)
                                                                 ----------     ----------
                                                                 ----------     ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASHFLOWS
                           (Dollars in Thousands)
                                  (Unaudited)


                                                               Three Months Ended March  31,
                                                               -----------------------------
                                                                     1996           1995
                                                                 ----------     ----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .     $   22,679     $      440
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization. . . . . . . .         38,139         33,387
     Amortization of undeveloped lease costs, net. . . . . .          2,915          1,036
     Change in  deferred credits . . . . . . . . . . . . . .          2,017           (128)
     Change in other assets and other noncash items, net . .         (2,390)        (1,544)
  Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable. . . . . . .        (12,904)        (5,559)
     (Increase) decrease in other current assets
       and inventories . . . . . . . . . . . . . . . . . . .          9,669          6,929
     Increase (decrease) in accounts payable . . . . . . . .          9,619          3,725
     Increase (decrease) in other current liabilities. . . .         14,481          5,739
                                                                 ----------     ----------

Net Cash Provided by Operating Activities. . . . . . . . . .         84,225         44,025
                                                                 ----------     ----------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . .        (60,583)       (40,099)
  Proceeds from sale of property, plant and equipment. . . .          2,637            437
                                                                 ----------     ----------

Net Cash Used in Investing Activities  . . . . . . . . . . .        (57,946)       (39,662)
                                                                 ----------     ----------

Cash Flows From Financing Activities:
  Exercise of stock options. . . . . . . . . . . . . . . . .          2,060            270
  Cash dividends . . . . . . . . . . . . . . . . . . . . . .         (2,010)        (2,001)
                                                                 ----------     ----------

Net Cash Provided by (Used in) Financing Activities. . . . .             50         (1,731)
                                                                 ----------     ----------

Increase in Cash and Short-term Cash Investments . . . . . .         26,329          2,632
                                                                 ----------     ----------

Cash and Short-term Cash Investments at Beginning of Period.         12,429         22,192
                                                                 ----------     ----------

Cash and Short-term Cash Investments at End of Period. . . .     $   38,758     $   24,824
                                                                 ----------     ----------
                                                                 ----------     ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized) . . . . . . . . . . .           $278           $110
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .                       $(5,000)



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of operations and the cash flows for the three month periods ended March 31, 1996 and 1995. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(1)  INCOME TAX PROVISION

     For the three months ended March 31:

                                                            (In thousands)
                                                       ----------------------
                                                          1996          1995
                                                       --------      --------
     Current . . . . . . . . . . . . . . . . . . . .   $  9,210      $     62
     Deferred. . . . . . . . . . . . . . . . . . . .      3,738           209
                                                       --------      --------

                                                       $ 12,948      $    271
                                                       --------      --------
                                                       --------      --------

(2)  PRIMARY EARNINGS PER SHARE

     The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                            (In thousands)
                                                       ----------------------
                                                          1996          1995
                                                       --------      --------
     For the three months ended March 31 . . . . . .     50,273        50,017


(3)  FULLY DILUTED EARNINGS PER SHARE

     The fully diluted earnings per share of common stock was computed using the "if converted method", assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. The weighted average number of shares of common stock outstanding was 56,911,145 for the three months ended March 31, 1996 and the increase in income related to the assumed reduction in after tax interest expense was $1,564,000. There was no dilution of earnings per share in 1995 and no disclosure was necessary.

(4)  MINERALS MANAGEMENT SERVICE CLAIMS

     Over the past several years, Samedan has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan in which such obligations to take-or-pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private landowners have begun to assert claims in recent years against oil and gas companies for royalties on some or all of such settlement amounts.

     The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court recently ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan has appealed this judgment and intends to vigorously pursue its appeal. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

     Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have a negative impact with respect to other take-or-pay or contract settlements entered into by Samedan. There can be no assurance that Samedan will prevail on appeal in the above described lawsuit or that Samedan will prevail in the future on any similar claims asserted against it based on other take-or-pay or contract settlements. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $84.2 million in the three months ended March 31, 1996 from $44.0 million in the same period of 1995. Cash and short-term cash investments increased from $12.4 million at December 31, 1995 to $38.8 million at March 31, 1996.

     The Company has expended approximately $60.6 million of its $240 million 1996 capital budget through March 31, 1996. The Company expects to fund internally its remaining 1996 capital budget. The Company's $240 million capital budget includes approximately $58 million for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     The Company's current ratio (current assets divided by current liabilities) was 1.21 for both March 31, 1996 and December 31, 1995.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $11.2 million at March 31, 1996 and $12.3 million at December 31, 1995. Estimated gas imbalance liabilities were $12.9 million at March 31, 1996 and $11.4 million at December 31, 1995. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.


RESULTS OF OPERATIONS

     For the first quarter of 1996, the Company recorded net income of $22.7 million, or 45 cents primary earnings per share, compared to net income of $.4 million, or 1 cent primary earnings per share, in the first quarter of 1995. The increase resulted primarily from increased oil and gas production, as well as increased prices. Approximately $1.6 million of after tax interest expense was added to income to calculate fully diluted earnings per share of 43 cents for the first quarter of 1996.

     Sales of the Company's natural gas marketing subsidiary, Noble Gas Marketing, Inc. (NGM), began in June 1994 and sales of the Company's oil trading subsidiary, Noble Trading, Inc. (NTI), began in May 1995. Sales between all Company subsidiaries are eliminated and third party sales and expenses are recorded as gathering, marketing and processing revenues and gathering, marketing and processing expenses. For the first quarter of 1996, revenues and expenses from third party sales totaled $58.8 million and $52.1 million, respectively, for a gross margin of $6.7 million. Third party sales and expenses of $17.1 million and $17 million, respectively, resulted in a gross margin of $.1 million for the first quarter of 1995. The extremely cold temperatures in the first quarter of 1996 resulted in a greater demand for gas at higher prices, as capacity was depleted. The increased margin in the 1996 first quarter resulted from the Company's capacity and ability to make delivered sales and meet the greater demand for gas.

     Gas sales, excluding third party sales by NGM, increased 61 percent for the three months ended March 31, 1996 compared to the same period in 1995. The primary reasons for the increased sales were an increase in average gas price of 30 percent, coupled with an average daily production increase of 22 percent in the 1996 first quarter, compared to the prior year first quarter.

     Oil sales increased 32 percent for the three months ended March 31, 1996, compared with the same period in 1995. The increase in sales is primarily due to an average oil price increase of 7 percent, and an average daily production increase of 21 percent in the first quarter of 1996, compared to the first quarter of 1995.

     NGM employs various hedging arrangements to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells may often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the first quarter of 1996 NGM had hedging transactions with broker-dealers that represented approximately 285,000 MMBTU of gas per day at prices ranging from $1.68 to $4.56 per MMBTU. Hedges for April 1996 through December 1996, which range from 10,000 to 185,000 MMBTU's of gas per day at prices ranging from $.59 per MMBTU above to $.07 per MMBTU below index, were not closed by March 31, 1996. These hedges are in place to secure margins on future physical transactions. During the first quarter of 1995, NGM had hedging transactions with broker-dealers that represented approximately 38,000 MMBTU of gas per day at prices ranging from $1.35 to $2.02 per MMBTU.
NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     Samedan, from time to time, enters into hedging arrangements primarily to protect against oil and gas price volatility and records hedging gains and losses relating to its own oil and gas production in oil and gas sales and royalties. For the first quarter of 1996, Samedan had fixed price hedges for 100,000 MMBTU of gas per day at prices ranging from $1.78 to $1.81 per MMBTU. Samedan also had various collar transactions for the first quarter of 1996 for 130,000 MMBTU of gas per day which had a floor price of $1.60 and a ceiling price of $2.03 per MMBTU. Fixed price hedges for April 1996 through December 1997 which range from 60,000 to 100,000 MMBTU's of gas per day at prices ranging from $1.78 to $2.37 per MMBTU, were not closed at March 31, 1996. Costless collars for April through December 1996, which range from 105,000 to 130,000 MMBTU's of gas per day with a floor price of $1.60 and a ceiling price of $2.03 per MMBTU, were not closed at March 31, 1996. Samedan also had various crude oil collar transactions for the first quarter of 1996 for 15,000 barrels per day which had a floor price of $16.50 per barrel and ceiling prices ranging from $18.00 to $18.60 per barrel. Collars for April through December 1996 for 15,000 barrels per day with a floor price of $16.50 and ceiling prices ranging from $18.00 to $18.60 per barrel were not closed at March 31, 1996.

     Although these hedging arrangements expose the Company to credit risks, the Company monitors the creditworthiness of its counter parties and believes that losses from nonperformance are unlikely to occur.

     Certain selected oil and gas operating statistics follow:

                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------

Oil revenue (in thousands) . . . . . . . . . . . . .     $ 44,313      $ 33,585
Average daily oil  production - BBLS . . . . . . . .       28,318        23,374
Average oil price per BBL. . . . . . . . . . . . . .     $  17.59      $  16.37
Gas revenues (in thousands). . . . . . . . . . . . .     $ 61,801      $ 38,377
Average daily gas production - MCFS. . . . . . . . .      330,520       271,635
Average gas price per MCF. . . . . . . . . . . . . .     $   2.10      $   1.61


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


     Oil and gas exploration expense increased $3.2 million to $7.6 million for the three months ended March 31, 1996, as compared to the same period of 1995. This increase is primarily attributable to a $1.7 million increase in dry hole expense and a $1.9 million increase in undeveloped lease amortization as compared to the same period of 1995.

     Depreciation, depletion and amortization (DD&A) expense increased 14 percent for the three months ended March 31, 1996 compared to the same period in 1995. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, was $5.02 for the first three months of 1996 compared to $5.40 for the same period of 1995. The decrease in the unit rate per equivalent barrel is due partially to the adoption of Statement of Financial Standards (SFAS) No. 121 in the fourth quarter of 1995, pursuant to which approximately $59.5 million was written down to recognize impairment of certain long lived assets. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest capitalized decreased to $.6 million for the first quarter of 1996 from $.7 million for the first quarter of 1995. This decrease resulted from the completion and discontinuation of capitalized interest on the Company's High Island A-547 and Vermilion 371 properties in the Gulf of Mexico.

OTHER

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company plans to adopt SFAS No. 123 during 1996 by electing to disclose the additional information required in the footnotes to its financial statements as opposed to recognition as compensation expense.


FUTURE TRENDS

     Over the past several years, Samedan has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan in which such obligations to take-or-pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private landowners have begun to assert claims in recent years against oil and gas companies for royalties on some or all of such settlement amounts.

     The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court recently ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan has appealed this judgment and intends to vigorously pursue its appeal. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

     Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if not reversed or otherwise limited on appeal, could have a negative impact with respect to other take-or-pay or contract settlements entered into by Samedan. There can be no assurance that Samedan will prevail on appeal in the above described lawsuit or that Samedan will prevail in the future on any similar claims asserted against it based on other take-or-pay or contract settlements. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

     Management believes the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, uses hedging and plans to do so in the future as a means of controlling its exposure to price changes. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

                          PART II.  OTHER INFORMATION
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 23, 1996 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 50,314,692 shares of common stock of the Company outstanding and entitled to vote, 45,619,502 shares were present in person or by proxy, representing approximately 91 percent.


                                                         Number of Shares
                                                            WITHHOLDING
                                     Number of Shares        AUTHORITY
                                   Voting FOR Election  to Vote for Election
                                        as Director         As Director
                                   -------------------  --------------------
Alan Baker .......................      43,392,735            2,226,767
Michael A. Cawley ................      42,771,397            2,848,105
Edward F. Cox ....................      43,395,731            2,223,771
James C. Day .....................      43,380,197            2,239,305
Robert Kelley ....................      43,381,507            2,237,995
Harold F. Kleinman ...............      42,737,659            2,881,843
George J. McLeod. ................      43,370,607            2,248,895

(d) Other matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and results of the voting, are as follows:

     1. A proposal was approved to approve and ratify the Indemnity Agreements between the Company and its directors and certain officers. (For 44,698,996; Against 410,466; Abstain 510,040)

     2. A proposal was approved to adopt a resolution to amend the Company's 1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Company. (For 43,154,298; Against 1,869,758; Abstain 595,446)

     3. A proposal was approved to extend the period of exercisability under certain outstanding stock option agreements of non-employee directors. (For 41,367,756; Against 3,651,022; Abstain 600,724)


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOBLE AFFILIATES, INC.
                                        ----------------------------------------
                                             (Registrant)



Date  May 15, 1996                      WM. D. DICKSON
                                        ----------------------------------------
                                        WM. D. DICKSON, Vice President-Finance
                                          and Treasurer
                                        (Principal Financial Officer
                                        and Authorized Signatory)

                                INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
- ---------------          ------------------------------

27.1                     Financial Data Schedule