Form 10-Q
period 1996-06-30
NOBLE AFFILIATES INC
filed 1996-08-13
CIK 72207

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                               UNITED STATES

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          / /   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                             Yes   X    No
                                  ---       ---

 Number of shares of common stock outstanding as of July 31, 1996:  50,416,116

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                 NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in thousands)

                                                 (Unaudited)
                                                   June 30,       December 31,
                                                     1996             1995
                                                   ----------     ----------
ASSETS
Current Assets:
   Cash and short-term cash investments........    $   41,798     $   12,429
   Accounts receivable-trade...................        85,579         79,478
   Materials and supplies inventories..........         2,646          2,855
   Other current assets........................        14,284         22,750
                                                   ----------     ----------
   Total Current Assets........................       144,307        117,512
                                                   ----------     ----------
Property, Plant and Equipment..................     1,795,068      1,691,485
   Less: accumulated depreciation,
         depletion and amortization............      (909,606)      (847,540)
                                                   ----------     ----------
                                                      885,462        843,945
                                                   ----------     ----------
Other Assets...................................        26,035         27,719
                                                   ----------     ----------
   Total Assets................................    $1,055,804     $  989,176
                                                   ----------     ----------
                                                   ----------     ----------




LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade......................    $   86,785     $   73,536
   Other current liabilities...................        17,045         20,206
   Income taxes-current........................         9,494          3,436
                                                   ----------     ----------
   Total Current Liabilities...................       113,324         97,178
                                                   ----------     ----------
Deferred Income Taxes..........................        76,852         69,445
                                                   ----------     ----------
Other Deferred Credits and Noncurrent
   Liabilities.................................        38,286         33,650
                                                   ----------     ----------
Long-term Debt.................................       377,010       376, 992
                                                   ----------     ----------
Shareholders' Equity:
   Common stock................................       173,004        172,407
   Capital in excess of par value..............       147,368        145,059
   Retained earnings...........................       145,378        109,863
                                                   ----------     ----------
                                                      465,750        427,329
Less common stock in treasury
   (at cost, 1,524,900 shares).................       (15,418)       (15,418)
                                                   ----------     ----------
   Total Shareholders' Equity..................       450,332        411,911
                                                   ----------     ----------
   Total Liabilities and Shareholders' Equity..    $1,055,804     $  989,176
                                                   ----------     ----------
                                                   ----------     ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  NOBLE AFFILIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
              (Dollars in Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1996         1995
                                                     --------     --------
REVENUES:
    Oil and gas sales and royalties..............    $227,937     $154,291
    Gathering, marketing and processing revenues.     122,087       42,086
    Other income.................................       3,971        2,607
                                                     --------     --------
                                                      353,995      198,984
                                                     --------     --------
COSTS AND EXPENSES:
    Oil and gas operations.......................      49,358       40,733
    Oil and gas exploration......................      20,455       11,395
    Gathering, marketing and processing costs....     110,895       41,589
    Depreciation, depletion and amortization.....      82,926       70,820
    Selling, general and administrative..........      18,885       18,995
    Interest expense.............................      10,676       10,794
    Interest capitalized.........................        (877)      (1,479)
                                                     --------     --------
                                                      292,318      192,847
                                                     --------     --------
INCOME BEFORE INCOME TAXES.......................      61,677        6,137

INCOME TAX PROVISION.............................      22,139 (1)    2,340 (1)
                                                     --------     --------
NET INCOME.......................................    $ 39,538     $  3,797
                                                     --------     --------
                                                     --------     --------
PRIMARY EARNINGS PER SHARE.......................    $    .78 (2) $    .08 (2)
                                                     --------     --------
                                                     --------     --------
FULLY DILUTED EARNINGS PER SHARE.................    $    .75 (3) $    .08 (3)
                                                     --------     --------
                                                     --------     --------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                   (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)



                                                  Three Months Ended June  30,
                                                  ----------------------------
                                                       1996            1995
                                                   ---------       ---------
REVENUES:
  Oil and gas sales and royalties ...............  $ 119,522       $  80,470
  Gathering, marketing and processing revenues...     63,286          25,031
  Other income ..................................        764           1,629
                                                   ---------       ---------
                                                     183,572         107,130
                                                   ---------       ---------

COSTS AND EXPENSES:
  Oil and gas operations ........................     26,828          18,422
  Oil and gas exploration .......................     12,897           6,989
  Gathering, marketing and processing costs......     58,781          24,622
  Depreciation, depletion and amortization.......     44,787          37,433
  Selling, general and administrative ...........      9,213           9,478
  Interest expense ..............................      5,328           5,546
  Interest capitalized ..........................       (312)           (786)
                                                   ---------       ---------

                                                     157,522         101,704
                                                   ---------       ---------
INCOME BEFORE INCOME TAXES ......................     26,050           5,426

INCOME TAX PROVISION ............................      9,191 (1)       2,069 (1)
                                                   ---------       ---------

NET INCOME ......................................  $  16,859       $   3,357
                                                   ---------       ---------
                                                   ---------       ---------

PRIMARY EARNINGS PER SHARE ......................  $     .33 (2)   $     .07 (2)
                                                   ---------       ---------
                                                   ---------       ---------

FULLY DILUTED EARNINGS PER SHARE ................  $     .32 (3)   $     .07 (3)
                                                   ---------       ---------
                                                   ---------       ---------



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         1996         1995
                                                                     ----------    ----------
Cash Flows from Operating Activities:
  Net income ......................................................  $   39,538    $    3,797
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization .....................      82,926        70,820
     Amortization of undeveloped lease costs, net .................       3,882         4,329
     Change in  deferred credits ..................................      12,044         4,580
     Change in other assets and other noncash items, net ..........      (1,140)       (1,828)
  Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable ...................      (6,101)       (2,596)
     (Increase) decrease in other current assets and inventories...       8,668        20,000
     Increase (decrease) in accounts payable ......................      13,249        18,642
     Increase (decrease) in other current liabilities .............       2,896         2,290
                                                                     ----------    ----------

Net Cash Provided by Operating Activities .........................     155,962       120,034
                                                                     ----------    ----------

Cash Flows From Investing Activities:
  Capital expenditures ............................................    (128,438)     (108,078)
  Proceeds from sale of property, plant and equipment .............       2,962         1,851
                                                                     ----------    ----------

Net Cash Used in Investing Activities .............................    (125,476)     (106,227)
                                                                     ----------    ----------

Cash Flows From Financing Activities:
  Exercise of stock options .......................................       2,907           434
  Cash dividends ..................................................      (4,024)       (4,002)
                                                                     ----------    ----------

Net Cash Used in Financing Activities .............................      (1,117)       (3,568)
                                                                     ----------    ----------

Increase (Decrease) in Cash and Short-term Cash Investments .......      29,369        10,239
                                                                     ----------    ----------

Cash and Short-term Cash Investments at Beginning of Period .......      12,429        22,192
                                                                     ----------    ----------

Cash and Short-term Cash Investments at End of Period .............  $   41,798    $   32,431
                                                                     ----------    ----------
                                                                     ----------    ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized) ............................  $    9,258    $    8,776
  Income taxes ....................................................  $    8,000

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three month and six month periods ended June 30, 1996 and 1995 and the cash flows for the six month periods ended June 30, 1996 and 1995. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(1)  INCOME TAX PROVISION

         For the six months ended June 30:

                                                           (In thousands)
                                                       --------------------
                                                         1996         1995
                                                       -------      -------
         Current...............................        $14,732      $(1,933)
         Deferred..............................          7,407        4,273
                                                       -------      -------
                                                       $22,139      $ 2,340
                                                       -------      -------
                                                       -------      -------

         For the three months ended June 30:

                                                           (In thousands)
                                                       --------------------
                                                         1996         1995
                                                       -------      -------
         Current...............................        $ 5,521      $(1,995)
         Deferred..............................          3,670        4,064
                                                       -------      -------
                                                       $ 9,191      $ 2,069
                                                       -------      -------
                                                       -------      -------

(2)  NET INCOME PER SHARE

         The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                           (In thousands)
                                                       --------------------
                                                         1996         1995
                                                       -------      -------
         For the six months ended June 30......         50,318       50,025
         For the three months ended June 30....         50,363       50,032

(3)  FULLY DILUTED EARNINGS PER SHARE

    The fully diluted earnings per share of common stock was computed using the "if converted method", assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. The weighted average number of shares of common stock outstanding was 56,988,000 for the six months ended June 30, 1996 and 57,033,000 for the three months ended June 30, 1996. The increase in income related to the assumed reduction in after tax interest expense was $3,128,000 for the six months ended June 30, 1996 and $1,564,000 for the three months ended June 30, 1996. The Company's convertible debt was antidilutive in 1995 thus, there was no effect on fully diluted earnings per share.

(4)  MINERALS MANAGEMENT SERVICE CLAIMS


    Over the past several years, the Company's wholly owned subsidiary, Samedan Oil Corporation ("Samedan"), has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan in which such obligations to take-or-pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private landowners have begun to assert claims in recent years against oil and gas companies for royalties on some or all of such settlement amounts.

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

(5) SUBSEQUENT EVENT

    On July 31, 1996, the Company acquired all the common stock of Energy Development Corporation ("EDC"), for approximately $768,000,000 in cash.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


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

ACQUISITION OF ENERGY DEVELOPMENT CORPORATION

    On July 31, 1996, Samedan acquired all the outstanding common stock of Energy Development Corporation, a New Jersey corporation, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of
July 1, 1996 between Samedan and Enterprise Diversified Holdings Incorporated ("EDHI"), a New Jersey corporation and the sole stockholder of EDC.

    EDC is a large independent gas and oil exploration and production company headquartered in the United States. EDC has grown substantially since 1988, primarily through strategic acquisitions and the exploitation of its acquired properties.

    The purchase price paid at closing as determined under the Stock Purchase Agreement was approximately $768,000,000 in cash. As previously disclosed by the Company in a press release, the Company's personnel have evaluated and estimated the proved reserves of EDC, as of January 1, 1996, at approximately 37.7 million barrels of oil and 454.5 billion cubic feet of gas. Current daily production levels of EDC's properties are approximately 11,000 barrels of oil and 211 million cubic feet of gas. EDC's major properties are located in the Gulf of Mexico, onshore gulf coast of Louisiana and Texas, and internationally in Argentina and the United Kingdom sector of the North Sea. In determining the amount of consideration to be paid for the stock of EDC, the Company conducted a due diligence review of EDC and its subsidiaries and their assets and liabilities, including, without limitation, their holdings of proved reserves of oil and gas. The purchase price was the result of arm's-length negotiations with EDHI.

    In connection with the acquisition, the Company entered into a new $800,000,000 bank credit facility pursuant to a Credit Agreement (the "Credit Agreement") dated as of July 31, 1996 among the Company, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders, and Union Bank of Switzerland, Houston Agency, as agent for the lenders. The Credit Agreement provides for a $400,000,000 term loan, which has certain scheduled prepayments and a final maturity of July 31, 2001, and a $400,000,000 revolving credit facility with a final maturity of July 31, 2001. The borrowings of $800,000,000 under the Credit Agreement were used to fund the purchase price for EDC and, together with funds on hand, to repay $48,000,000 of outstanding indebtedness under the Company's then existing credit agreement (the "old credit agreement") with certain banks. The Company's old credit agreement was cancelled in connection with the repayment.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities increased to $156.0 million in the six months ended June 30, 1996 from $120.0 million in the same period of 1995. Cash and short-term cash investments increased from $12.4 million at December 31, 1995 to $41.8 million at June 30, 1996.

    The Company has expended approximately $128.4 million of its $240 million 1996 capital budget through June 30, 1996. The Company expects to fund internally its remaining 1996 capital budget. The Company's $240 million capital budget includes approximately $58 million for potential acquisitions of producing properties. On July 31, 1996 the Company acquired all the outstanding common stock of EDC as previously discussed.

    As of June 30, 1996 the Company had debt of $378,000,000 consisting of $100,000,000 7 1/4% Notes Due 2023, $48,000,000 outstanding on its bank credit facility and $230,000,000 4 1/4% Convertible Subordinated Notes Due 2003. Subsequent to acquiring EDC the Company will have debt of $1,130,000,000 after repaying the existing $48,000,000 outstanding on its bank credit facility and entering into the new $800,000,000 Credit Agreement.

    The Company's current ratio (current assets divided by current liabilities) was 1.27 for June 30, 1996 compared to 1.21 at December 31, 1995.

    The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $9.9 million at June 30, 1996 and $12.3 million at December 31, 1995. Estimated gas imbalance liabilities were $14.7 million at June 30, 1996 and $11.4 million at December 31, 1995. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

    For the second quarter of 1996, the Company recorded net income of $16.9 million, or primary earnings per share of 33 cents, compared to net income of $3.4 million, or primary earnings per share of 7 cents in the second quarter of 1995. During the first six months of 1996, the Company recorded net income of $39.5 million, or primary earnings per share of 78 cents, compared to net income of $3.8 million, or primary earnings per share of 8 cents in the first six months of 1995. The increase resulted primarily from increased oil and gas production, as well as increased prices. Approximately $1.6 million and $3.1 million, respectively, after tax interest expense was added to income to calculate fully diluted earnings per share of 32 cents and 75 cents, respectively, for the three months and six months ended June 30, 1996.

    Sales of the Company's natural gas marketing subsidiary, Noble Gas Marketing, Inc. (NGM), began in June 1994 and sales of the Company's oil trading subsidiary, Noble Trading, Inc. (NTI), began in May 1995. Sales between all Company subsidiaries are eliminated and third party sales and expenses are recorded as gathering, marketing and processing revenues and costs. For the second quarter of 1996, third party sales and expenses totaled $63.3 million and $58.8 million, respectively, for a gross margin of $4.5 million. Third party sales and expenses of $122.1 million and $110.9 million, respectively, resulted in a gross margin of $11.2 million for the first half of 1996. For the second quarter of 1995, third party sales and expenses totaled $25 million and $24.6 million, respectively, for a gross margin of $.4 million. Third party sales, expenses, and gross margin for the first half of 1995 were $42.1 million, $41.6 million and $.5 million, respectively. The increased margins in the 1996 second quarter and first half resulted from the Company's capacity and ability to make delivered sales and meet the greater demand for gas.

    Gas sales, excluding third party sales by NGM, increased 73 percent and 67 percent, respectively, for the three months and six months ended June 30, 1996. The increase in sales is primarily due to an 18 percent and 23 percent increase, respectively, in the average gas price and a 47 percent and 34 percent increase respectively, in average daily production for the three months and six months ended June 30, 1996 compared to the same periods in 1995.

    Oil sales increased 23 percent and 27 percent, respectively, for the three months and six months ended June 30, 1996 compared with the same periods in 1995. The increase in sales is primarily due to a 3 percent and 5 percent increase, respectively, in the average oil price and a 19 percent and 20 percent increase, respectively, in average daily production for the three months and six months ended June 30, 1996 compared to the same periods in 1995.

    NGM employs various hedging arrangements to lock in profits or limit exposure to oil and gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells may often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the second quarter of 1996, NGM had hedging transactions with broker-dealers that represented approximately 303,000 MMBTU of gas per day at prices ranging from $1.68 to $2.86 per MMBTU. Hedges for July through December 1996, which range from 10,000 to 149,000 MMBTU of gas per day at prices ranging from $.37 per MMBTU above to $.10 per MMBTU below index, were not closed by June 30, 1996. These hedges are in place to secure margins on future physical transactions. During the second quarter of 1995, NGM had hedging transactions with broker-dealers that represented approximately 105,000 MMBTU of gas per day at prices ranging from $1.47 to $1.89 per MMBTU. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the period in which the related contract is completed.

    Samedan, from time to time, enters into hedging arrangements primarily to protect against oil and gas price volatility and records hedging gains and losses relating to its own oil and gas production in oil and gas sales and royalties. During the second quarter of 1996, Samedan had fixed price hedges for 100,000 MMBTU of gas per day at prices ranging from $1.78 to $1.81 per MMBTU. Samedan also had various collar transactions for the second quarter of 1996 for 130,000 MMBTU of gas per day which had a floor price of $1.60 and a ceiling price of $2.03 per MMBTU. Fixed price hedges for July through December 1996 for 100,000 MMBTU of gas per day, at prices ranging from $1.78 to $1.80 per MMBTU, were not closed at June 30, 1996. Samedan has also entered into fixed price hedges for January through December 1997 for 50,000 MMBTU of gas per day at prices ranging from $1.88 to $2.28 per MMBTU. Costless collars for July through December 1996, which range from 105,000 to 130,000 MMBTU of gas per day with a floor price of $1.60 and a ceiling price of $2.03 per MMBTU, were not closed at June 30, 1996. Samedan has entered into swap agreements for November 1996 through March 1997 for 26,000 MMBTU of gas per day and will receive the NYMEX last day settlement price for each winter month less various basis differences of $.12 to $.23. In exchange, Samedan will pay the Inside FERC price for each month. Samedan also has gas put options in place for January through December 1997 for 85,000 MMBTU of gas per day. The floor price, net of a premium of $.18 to $.28 per MMBTU, ranges from $1.87 to $2.02 per MMBTU. Samedan also had various crude oil collar transactions for the second quarter of 1996 for 15,000 barrels per day which had a floor price of $16.50 per barrel and ceiling prices ranging from $18.00 to $18.60 per barrel. Collars for July through December 1996 for 15,000 barrels per day with a floor price of $16.50 and ceiling prices ranging from $18.00 to $18.60 per barrel, were not closed at June 30, 1996.

     Although these hedging arrangements expose the Company to credit risks, the Company monitors the creditworthiness of its counter parties and believes that losses from nonperformance are unlikely to occur.

     Certain selected oil and gas operating statistics follow:

                                               For the three months     For the six months
                                                   ended June 30,         ended June 30,
                                              ----------------------   --------------------
                                                 1996         1995        1996       1995
                                              ----------   ---------   ---------   --------
Oil revenues (in thousands) ................  $   48,222   $  39,248   $  92,535   $  72,833
Average daily oil production - BBLS ........      30,091      25,204      29,203      24,294
Average oil price per BBL ..................  $    18.09   $   17.49   $   17.86   $   16.96
Gas revenue (in thousands) .................  $   68,122   $  39,450   $ 129,923   $  77,827
Average daily gas  production - MCFS .......     388,826     263,764     359,673     267,678
Average gas price per MCF ..................  $     1.98   $    1.68   $    2.02   $    1.65

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


     Oil and gas exploration expense increased $5.9 million and $9.1 million, respectively, for the three months and six months ended June 30, 1996 compared to the same periods in 1995. The increase is primarily attributable to a $8.1 million and $9.7 million increase, respectively, in dry hole expense, partially offset by a $2.3 million and $.4 million decrease, respectively, in undeveloped lease amortization during the three months and six months ended June 30, 1996.

     Oil and gas operations expense increased $8.4 million and $8.6 million, respectively, for the three months and six months ended June 30, 1996, compared to the same periods in 1995. On a barrel of oil equivalent (BOE) basis (converting gas to oil on the basis of 6 MCF per barrel), operations expense increased $.18 per BOE and decreased $.23 per BOE, respectively, for the three months and six months ended June 30, 1996 as compared to the same periods of 1995. The increase in the second quarter of 1996 is due primarily to an increase in expenses relating to a number of offshore properties and platforms in the Gulf of Mexico.

     Depreciation, depletion and amortization (DD&A) expense increased 20 percent and 17 percent, respectively, for the three months and six months ended June 30, 1996, compared to the same periods in 1995. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel was $5.11 for the first six months of 1996 compared to $5.68 for the same period of 1995. The decrease in the unit rate per equivalent barrel is due partially to the adoption of Statement of Financial Standards (SFAS) No. 121 in the fourth quarter of 1995, pursuant to which approximately $59.5 million was written down to recognize impairment of certain long lived assets. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $2,612,000 and $4,910,000, respectively, was charged to DD&A for the three months and six months ended June 30, 1996 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest capitalized decreased $.5 million and $.6 million, respectively, for the three months and six months ended June 30, 1996 compared to the same periods in 1995. This decrease resulted from the completion and discontinuation of capitalized interest on the Company's High Island A-547 and Vermilion 371 properties in the Gulf of Mexico.


OTHER


     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company plans to adopt SFAS No. 123 during 1996 by electing to disclose the additional information required in the footnotes to its financial statements as opposed to recording stock based compensation expense.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NOBLE AFFILIATES, INC.
                                       ---------------------------------------
                                             (Registrant)



Date  August 13, 1996                  WM. D. DICKSON
      ---------------------            ----------------------------------------
                                       WM. D. DICKSON, Vice President-Finance
                                         and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                                  INDEX TO EXHIBITS



                                                                  Sequentially
  Exhibit                                                             Numbered
  Number                             Exhibit                              Page
- -----------------              -----------------------------      ------------
  10.1                         Amendment No. 2 to the
                               Noble Affiliates Thrift and
                               Profit Sharing Plan, as
                               amended and restated effective
                               as of January 1, 1994.

  27.1                         Financial Data Schedule