Form 10-Q
period 1996-09-30
NOBLE AFFILIATES INC
filed 1996-11-14
CIK 72207

================================================================================

                                 UNITED STATES

                            WASHINGTON, D.C.  20549

                              -----------------

                                   FORM 10-Q



       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______

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

     Number of shares of common stock outstanding as of November 8, 1996:
                                  56,758,285
================================================================================

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                         (Unaudited)
                                                                        September 30,             December 31,
                                                                            1996                      1995
                                                                        ------------               -----------
ASSETS
Current Assets:
   Cash and short-term cash investments   . . . . . . . . . . .         $     90,676               $    12,429
   Accounts receivable-trade  . . . . . . . . . . . . . . . . .              115,502                    79,478
   Materials and supplies inventories   . . . . . . . . . . . .                4,230                     2,855
   Other current assets   . . . . . . . . . . . . . . . . . . .               18,347                    22,750
                                                                        ------------               -----------
   Total Current Assets   . . . . . . . . . . . . . . . . . . .              228,755                   117,512
                                                                        ------------               -----------
Property, Plant and Equipment   . . . . . . . . . . . . . . . .            2,578,516                 1,691,485
   Less:  accumulated depreciation,
             depletion and amortization   . . . . . . . . . . .             (958,784)                (847,540)
                                                                        ------------               -----------
                                                                           1,619,732                   843,945
                                                                        ------------               -----------

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .               68,476                    27,719
                                                                        ------------               -----------
   Total Assets   . . . . . . . . . . . . . . . . . . . . . . .         $  1,916,963               $   989,176
                                                                        ============               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade   . . . . . . . . . . . . . . . . . .         $    137,343               $    73,536
   Other current liabilities  . . . . . . . . . . . . . . . . .               33,115                    20,206
   Current portion long-term debt   . . . . . . . . . . . . . .               50,000
   Income taxes-current   . . . . . . . . . . . . . . . . . . .                7,064                     3,436
                                                                        ------------               -----------
   Total Current Liabilities  . . . . . . . . . . . . . . . . .              227,522                    97,178
                                                                        ------------               -----------

Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . .              104,141                    69,445
                                                                        ------------               -----------
Other Deferred Credits and Noncurrent Liabilities   . . . . . .               41,051                    33,650
                                                                        ------------               -----------
Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . .            1,079,019                  376, 992
                                                                        ------------               -----------

Shareholders' Equity:
   Common stock   . . . . . . . . . . . . . . . . . . . . . . .              173,266                   172,407
   Capital in excess of par value   . . . . . . . . . . . . . .              148,716                   145,059
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .              158,666                   109,863
                                                                        ------------               -----------
                                                                             480,648                   427,329
Less common stock in treasury
   (at cost, 1,524,900 shares)  . . . . . . . . . . . . . . . .              (15,418)                  (15,418)
                                                                        ------------               -----------
   Total Shareholders' Equity   . . . . . . . . . . . . . . . .              465,230                   411,911
                                                                        ------------               -----------
   Total Liabilities and Shareholders' Equity   . . . . . . . .         $  1,916,963               $   989,176
                                                                        ============               ===========

See notes to consolidated condensed financial statements.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                              1996                    1995
                                                                           ----------               ---------
REVENUES:
   Oil and gas sales and royalties    . . . . . . . . . . . . . . . .      $  396,149               $ 234,150
   Gathering, marketing and processing revenues   . . . . . . . . . .         209,796                  71,334
   Other income   . . . . . . . . . . . . . . . . . . . . . . . . . .           5,282                   3,790
                                                                           ----------               ---------
                                                                              611,227                 309,274
                                                                           ----------               ---------

COSTS AND EXPENSES:
   Oil and gas operations   . . . . . . . . . . . . . . . . . . . . .          83,595                  61,775
   Oil and gas exploration    . . . . . . . . . . . . . . . . . . . .          38,797                  19,701
   Gathering, marketing and processing costs    . . . . . . . . . . .         193,687                  69,402
   Depreciation, depletion and amortization   . . . . . . . . . . . .         153,668                 106,667
   Selling, general and administrative    . . . . . . . . . . . . . .          32,671                  27,264
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . .          23,459                  16,279
   Interest capitalized   . . . . . . . . . . . . . . . . . . . . . .          (1,343)                 (2,360)
                                                                           ----------               ---------
                                                                              524,534                 298,728
                                                                           ----------               ---------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .          86,693                  10,546

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . .          31,849 (1)               4,020 (1)
                                                                           ----------                --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   54,844                $  6,526
                                                                           ==========                ========
PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .      $     1.09 (2)            $    .13 (2)
                                                                           ==========                ========
FULLY DILUTED EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . .      $     1.04 (3)            $    .13 (3)
                                                                           ==========                ========


See notes to consolidated condensed financial statements.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                             Three Months Ended September 30,
                                                                           ----------------------------------
                                                                              1996                    1995
                                                                           ----------             -----------
REVENUES:
   Oil and gas sales and royalties    . . . . . . . . . . . . . . . .      $  168,212             $    79,859
   Gathering, marketing and processing revenues   . . . . . . . . . .          87,709                  29,248
   Other income   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,311                   1,183
                                                                           ----------             -----------
                                                                              257,232                 110,290
                                                                           ----------             -----------

COSTS AND EXPENSES:
   Oil and gas operations   . . . . . . . . . . . . . . . . . . . . .          34,237                  21,042
   Oil and gas exploration    . . . . . . . . . . . . . . . . . . . .          18,342                   8,306
   Gathering, marketing and processing costs    . . . . . . . . . . .          82,792                  27,813
   Depreciation, depletion and amortization   . . . . . . . . . . . .          70,742                  35,847
   Selling, general and administrative    . . . . . . . . . . . . . .          13,786                   8,269
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . .          12,783                   5,485
   Interest capitalized   . . . . . . . . . . . . . . . . . . . . . .            (466)                   (881)
                                                                           ----------             -----------
                                                                              232,216                 105,881
                                                                           ----------             -----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .          25,016                   4,409

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . .           9,710 (1)               1,680 (1)
                                                                           ----------             -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   15,306             $     2,729
                                                                           ==========             ===========
PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . .        $      .31 (2)         $       .05 (2)
                                                                           ==========             ===========
FULLY DILUTED EARNINGS PER SHARE  . . . . . . . . . . . . . . . . .        $      .29 (3)         $       .05 (3)
                                                                           ==========             ===========


See notes to consolidated condensed financial statements.

                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                              1996                    1995
                                                                            ---------               ---------
Cash Flows from Operating Activities:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  54,844               $   6,526
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization    . . . . . . . . . . .         153,668                 106,667
    Amortization of undeveloped lease costs, net    . . . . . . . . .           4,558                   5,875
    Change in  deferred credits   . . . . . . . . . . . . . . . . . .          39,552                   6,791
    Change in other assets and other noncash items, net   . . . . . .         (14,419)                   (312)
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable    . . . . . . . . . .           1,507                  (4,789)
    (Increase) decrease in other current assets and inventories   . .           3,839                  19,821
    Increase (decrease) in accounts payable   . . . . . . . . . . . .          31,471                  32,841
    Increase (decrease) in other current liabilities    . . . . . . .          18,644                   6,952
                                                                            ---------               ---------
Net Cash Provided by (Used in) Operating Activities   . . . . . . . .         293,664                 180,372
                                                                            ---------               ---------
Cash Flows From Investing Activities:
  Capital expenditures    . . . . . . . . . . . . . . . . . . . . . .        (200,743)               (205,083)
  Acquisition of Energy Development Corporation   . . . . . . . . . .        (768,185)
  Proceeds from sale of property, plant and equipment   . . . . . . .           3,036                   4,998
                                                                            ---------               ---------
Net Cash Provided by (Used in) Investing Activities   . . . . . . . .        (965,892)               (200,085)
                                                                            ---------               ---------
Cash Flows From Financing Activities:
   Proceeds from bank financing   . . . . . . . . . . . . . . . . . .         800,000
   Proceeds (repayment) from line of credit borrowing   . . . . . . .         (48,000)                 25,000
   Exercise of stock options    . . . . . . . . . . . . . . . . . . .           4,516                     851
   Cash dividends   . . . . . . . . . . . . . . . . . . . . . . . . .          (6,041)                 (6,003)
                                                                            ---------               ---------

Net Cash Provided by (Used in) Financing Activities   . . . . . . . .         750,475                  19,848
                                                                            ---------               ---------
Increase (Decrease) in Cash and Short-term Cash Investments   . . . .          78,247                     135
                                                                            ---------               ---------
Cash and Short-term Cash Investments at Beginning of Period   . . . .          12,429                  22,192
                                                                            ---------               ---------
Cash and Short-term Cash Investments at End of Period   . . . . . . .       $  90,676               $  22,327
                                                                            =========               =========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized)    . . . . . . . . . . . . . .       $  11,314               $   8,700
  Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . .       $  11,500


See notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, results of operations for the three month and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1995.


(1)  INCOME TAX PROVISION


      For the nine months ended September 30:

                                                                                     (In thousands)
                                                                             --------------------------------
                                                                               1996                    1995
                                                                             --------               ---------
      Current   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 15,597               $  (1,551)
      Deferred    . . . . . . . . . . . . . . . . . . . . . . . . . .          16,252                   5,571
                                                                             --------               ---------
                                                                             $ 31,849               $   4,020
                                                                             ========               =========

      For the three months ended September 30:

                                                                                        (In thousands)
                                                                             --------------------------------
                                                                               1996                    1995
                                                                             --------               ---------
      Current   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    865               $     381
      Deferred    . . . . . . . . . . . . . . . . . . . . . . . . . .           8,845                   1,299
                                                                             --------               ---------
                                                                             $  9,710               $   1,680
                                                                             ========               =========


(2)  NET INCOME PER SHARE


      The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                                                      (In thousands)
                                                                             --------------------------------
                                                                               1996                    1995
                                                                             --------                --------
For the nine months ended September 30    . . . . . . . . . . . . . .         50,356                  50,032
For the three months ended September 30   . . . . . . . . . . . . . .         50,432                  50,047


(3)  FULLY DILUTED EARNINGS PER SHARE


      The fully diluted earnings per share of common stock was computed using the "if converted method", assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. Using the "if converted method" the weighted average number of shares of common stock outstanding was 57,146,000 and 57,221,000 for the nine months and three months, respectively, ended September 30, 1996. The increase in income related to the assumed reduction in after tax interest expense was $4,692,000 for the nine months ended September 30, 1996 and $1,564,000 for the three months ended September 30, 1996. The Company's convertible debt was antidilutive in 1995 thus, there was no effect on fully diluted earnings per share.

(4)  MINERALS MANAGEMENT SERVICE CLAIMS


      Over the past several years, the Company's wholly owned subsidiaries, Samedan Oil Corporation ("Samedan") and Energy Development Corporation ("EDC"), have settled various claims which they had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan or EDC in which such obligations to take or pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and, therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private landowners have begun to assert claims in recent years against oil and gas companies for royalties on some or all of such settlement amounts.

      The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment and the court of appeals recently reversed the district court ruling and ruled in favor of Samedan. The MMS has petitioned for a rehearing. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

      Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if the court of appeals' decision is not upheld, could have a negative impact with respect to other take-or-pay or contract settlements entered into by Samedan and EDC. There can be no assurance that the court of appeals' ruling will be upheld. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.


(5) EDC ACQUISITION


      On July 31, 1996, Samedan acquired all the outstanding common stock of EDC for $768 million. In connection with the acquisition, the Company entered into a $800 million bank credit facility. Borrowings of $800 under that agreement were used to fund the purchase of EDC and repay $48 million of outstanding indebtedness under the Company's then existing bank credit agreement.

      The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to EDC's assets and liabilities based on fair values at the date of the acquisition.

      The operating results of EDC have been included in the Consolidated Condensed Statement of Operations from the date of the acquisition. The following pro forma information has been prepared assuming the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation, depletion and amortization based on the fair value of EDC's property, plant and equipment and expected savings from the termination of certain EDC employees and facilities consolidation.

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                                  (In thousands)
                                                                           ---------------------------
                                                                             1996               1995
                                                                           --------           --------
      Revenues    . . . . . . . . . . . . . . . . . . . . . . . . . .      $827,358           $537,981
      Net income    . . . . . . . . . . . . . . . . . . . . . . . . .      $ 45,046           $(24,582)
      Primary earnings per share    . . . . . . . . . . . . . . . . .      $    .90           $   (.51)
      Fully diluted earnings per share  . . . . . . . . . . . . . . .      $    .84           $   (.51)

      The pro forma data presented above are based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods.

(6) SUBSEQUENT EVENT


      On October 17, 1996, the Company called for redemption on November 1, 1996, all of the $230,000,000 principal amount of the Company's 4 1/4% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"). Prior to the close of business on November 1, 1996, the holders of $229,962,000 aggregate principal amount of the Convertible Notes converted such Convertible Notes into an aggregate of 6,274,474 shares of the Company's common stock. The Company redeemed the remaining $38,000 of the Convertible Notes using the proceeds from the sale of 1,036 shares of its common stock to a standby underwriter engaged in connection with the redemption of the Convertible Notes.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


      This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's estimates of oil and gas reserves and the future net cash flows attributable thereto, anticipated capital expenditures, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that their expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this Form 10-Q and the other documents of the Company filed with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


LIQUIDITY AND CAPITAL RESOURCES


      Net cash provided by operating activities increased to $293.7 million in the nine months ended September 30, 1996 from $180.4 million in the same period of 1995. Cash and short-term cash investments increased from $12.4 million at December 31, 1995 to $90.7 million at September 30, 1996.

      On July 31, 1996, the Company purchased (the "EDC Acquisition") all of the outstanding common stock of Energy Development Corporation ("EDC"). The Company expended $768 million for the EDC Acquisition which was not included in the original 1996 capital budget. The Company expects to fund internally its remaining 1996 capital budget. The Company's $240 million 1996 capital budget includes approximately $58 million for potential acquisitions of producing properties.

      In connection with the EDC Acquisition, the Company entered into a new $800 million bank credit facility pursuant to a credit agreement (the "Credit Agreement") dated as of July 31, 1996. Borrowings of $800 million under the Credit Agreement were used to fund the purchase price for EDC and, together with funds on hand, to repay $48 million of outstanding indebtedness under the Company's then existing bank credit agreement, which was cancelled in connection with the repayment thereunder. The Credit Agreement generally permits the Company to repay at its option, in whole or in part and without premium or penalty, the indebtedness under the Credit Agreement. The Company therefore has the ability to consider the refinancing of part or all of the indebtedness outstanding under the Credit Agreement from time to time in the public or private financial markets on such terms as it considers satisfactory.

      As of September 30, 1996 the Company had debt of $100,000,000 of 7 1/4% Notes Due 2023, $230,000,000 of 4 1/4% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") and $800,000,000 under the Credit Agreement, which provides for a $400 million term loan which has scheduled $50 million prepayments on each of June 30, 1997, December 31, 1997 and June 30, 1998 and maturity of July 31, 2001, and a $400 million revolving credit facility with maturity of July 31, 2001.

      Certain covenants in the Credit Agreement require that as significant non-core assets are sold, the proceeds be used to pay down the debt. On October 18, 1996, the Company entered into an agreement to sell certain properties in Colorado for approximately $8.5 million which will be applied to the debt.

      On October 17, 1996, the Company called for redemption on November 1, 1996, all of the $230,000,000 principal amount of Convertible Notes. Prior to the close of business on November 1, 1996, the holders of $229,962,000 aggregate principal amount of the Convertible Notes converted such Convertible Notes into an aggregate of 6,274,474 shares of the Company's common stock. The Company redeemed the remaining $38,000 of the Convertible Notes using the proceeds from the sale of 1,036 shares of its common stock to a standby underwriter engaged in connection with the redemption of the Convertible Notes.

      The Company's current ratio (current assets divided by current liabilities) was 1.01 for September 30, 1996 compared to 1.21 at December 31, 1995.

      The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $21.6 million at September 30, 1996 and $12.3 million at December 31, 1995. Estimated gas imbalance liabilities were $20.2 million at September 30, 1996 and $11.4 million at December 31, 1995. Included in the amounts at September 30, 1996 are EDC receivables of $12.4 million and liabilities of $4.5 million. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.


RESULTS OF OPERATIONS


      For the third quarter of 1996, the Company recorded net income of $15.3 million, or primary earnings per share of 31 cents, compared to net income of $2.7 million, or primary earnings per share of 5 cents in the third quarter of 1995. During the first nine months of 1996, the Company recorded net income of $54.8 million, or primary earnings per share of $1.09, compared to net income of $6.5 million, or primary earnings per share of 13 cents in the first nine months of 1995. The increase resulted primarily from increased oil and gas production, as well as increased prices. Approximately $1.6 million and $4.7 million, respectively, after tax interest expense was added to income to calculate fully diluted earnings per share of 29 cents and $1.04, respectively, for the three months and nine months ended September 30, 1996.

      Sales of the Company's natural gas marketing subsidiary, Noble Gas Marketing, Inc. ("NGM"), began in June 1994 and sales of the Company's oil trading subsidiary, Noble Trading, Inc. ("NTI"), began in May 1995. Sales between all Company subsidiaries are eliminated and third party sales and expenses are recorded as gathering, marketing and processing revenues and costs. For the third quarter of 1996, third party sales and expenses totaled $87.7 million and $82.8 million, respectively, for a gross margin of $4.9 million. Third party sales and expenses of $209.8 million and $193.7 million, respectively, resulted in a gross margin of $16.1 million for the first nine months of 1996. For the third quarter of 1995, third party sales and expenses totaled $29.2 million and $27.8 million, respectively, for a gross margin of $1.4 million. Third party sales, expenses, and gross margin for the first nine months of 1995 were $71.3 million, $69.4 million and $1.9 million, respectively. The increased margins in the 1996 third quarter and first nine months resulted from the Company's capacity and ability to make delivered sales and meet the greater demand for gas.

      Gas sales, excluding third party sales by NGM, increased 165 percent and 99 percent, respectively, for the three months and nine months ended September 30, 1996. The increase in sales is primarily due to a 30 percent and 25 percent increase, respectively, in the average gas price and a 103 percent and 57 percent increase respectively, in average daily production for the three months and nine months ended September 30, 1996 compared to the same periods in 1995.

      Oil sales increased 59 percent and 38 percent, respectively, for the three months and nine months ended September 30, 1996 compared with the same periods in 1995. The increase in sales is primarily due to a 13 percent and 8 percent increase, respectively, in the average oil price and a 41 percent and 28 percent increase, respectively, in average daily production for the three months and nine months ended September 30, 1996 compared to the same periods in 1995.

      The increases in gas and oil production resulted principally from the EDC Acquisition and production from new wells.

      The Company, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars and other contractual arrangements. During the third quarter of 1996 the Company had natural gas hedging contracts to hedge 46 percent of its natural gas production and 43 percent of its crude oil production, respectively. Natural gas hedges were in the range of $1.60 to $2.03 per MMBTU and crude oil hedges were in the range of $16.50 to $23.06 per barrel. The net effect of these third quarter 1996 hedges was a $.19 per MMBTU reduction in the average natural gas price and $2.13 per barrel reduction in the average crude oil price for the quarter. As of September 30, 1996, the Company was a party to crude oil hedging contracts to hedge approximately 91 percent of its estimated 1996 fourth quarter crude oil production and approximately 25 percent of its estimated 1997 annual crude oil production at an average price per bbl of $19.31 and $20.98, respectively. The Company was also a party as of such date to natural gas hedging contracts to hedge approximately 43 percent of its estimated 1996 fourth quarter natural gas production and approximately 27 percent of its estimated 1997 annual natural gas production at an average price per MMBTU of $1.90 and $1.96, respectively.

         In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to oil and gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells may often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the third quarter of 1996, NGM had hedging transactions with broker-dealers that represented approximately 303,000 MMBTU of gas per day at prices ranging from $1.66 to $2.67 per MMBTU resulting in a combined margin (financial hedge net of physical transaction) of $.025 per MMBTU. Hedges for October 1996 for approximately 429,000 MMBTU of gas per day secured a combined margin (financial hedge net of physical transaction) of one-half cent per MMBTU. NGM has in place hedges ranging from approximately 1,300 to 67,000 MMBTU of gas per day for November 1996 to March 1998 for future physical transactions for which a margin has yet to be determined. Once the index price is established, the margin for November 1996 to March 1998 can be determined. Based on past history, the margin should not have a significant impact on the financial results of NGM's operations.

         Although these hedging arrangements expose the Company to credit risks, the Company monitors the creditworthiness of its counterparties, which generally are major institutions, and believes that losses from nonperformance are unlikely to occur.

      Certain selected oil and gas operating statistics for the Company's production of oil and gas follow:

                                                         For the three months              For the nine months
                                                          ended September 30,              ended September 30,
                                                       ------------------------         ------------------------
                                                           1996         1995               1996         1995
                                                       -----------  -----------         ----------  ------------
Oil revenues (in thousands)   . . . . . . .            $    64,169  $    40,398         $  156,704   $   113,231
Average daily oil production - BBLS   . . .                 38,366       27,296             32,268        25,305
Average oil price per BBL (1)   . . . . . .            $     18.59  $     16.43         $    18.18   $     16.77
Gas revenue (in thousands)  . . . . . . . .            $    99,613  $    37,599         $  229,536   $   115,426
Average daily gas  production - MCFS  . . .                546,269      269,095            422,325       268,155
Average gas price per MCF (2)   . . . . . .            $      2.03  $      1.56         $     2.03   $      1.62

BBLS - barrels
MCF - thousand cubic feet

(1) Includes the effect of hedging transactions. The amounts shown reflect a decrease of $2.13 and an increase of $.48 per barrel, respectively, for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, the amounts shown reflect a decrease of $1.14 and an increase of $.47 per barrel, respectively.

(2) Includes the effect of hedging transactions. The amounts shown reflect a decrease of $.16 per MCF, for the three months ended September 30, 1996. For the nine months ended September 30, 1996, the amount shown reflects a decrease of $.29 per MCF. The Company had no natural gas hedging transactions for the first nine months of 1995.

      Oil and gas exploration expense increased $10 million and $19.1 million, respectively, for the three months and nine months ended September 30, 1996 compared to the same periods in 1995. The increase is primarily attributable to a $12.3 million and $22.1 million increase, respectively, in dry hole expense, partially offset by a $.9 million and $1.3 million decrease, respectively, in undeveloped lease amortization during the three months and nine months ended September 30, 1996.

      Oil and gas operations expense increased $13.2 million and $21.8 million, respectively, for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. On a barrel of oil equivalent (BOE) basis (converting gas to oil on the basis of 6 MCF per barrel), operations expense decreased $.29 per BOE for the three months and $.26 per BOE for the nine months ended September 30, 1996 as compared to the same periods of 1995. The increase in the third quarter of 1996 is due primarily to the EDC Acquisition and to an increase in expenses relating to a number of offshore properties and platforms in the Gulf of Mexico.

      Gathering, marketing and processing costs increased $55 million and $124.3 million, respectively, for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. The increased costs for the three and nine months ended September 30, 1996, reflect increased volumes and higher acquisition costs for both natural gas and crude oil for NGM and NTI, respectively.

      Depreciation, depletion and amortization (DD&A) expense increased 97 percent and 44 percent, respectively, for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. The unit rate of DD&A per equivalent barrel, converting gas to oil on the basis of 6 MCF per barrel, was $5.46 for the first nine months of 1996 compared to $5.58 for the same period of 1995. The increase in DD&A expense for the three months ended September 30, 1996 reflects the effects of the EDC Acquisition and a unit rate of DD&A per equivalent barrel for EDC volumes of $7.43. The increase in the nine months DD&A expense for 1996 reflects higher oil and gas production volumes coupled with the higher DD&A rate for EDC volumes. The lower unit rate for the nine months ended September 30, 1996 compared to the same period in 1995 is primarily due to the $59.5 million writedown of certain long lived assets as prescribed by Statement of Financial Accounting Standards No. 121 which the Company adopted in 1995. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $3.5 million and $8.4 million, respectively, was charged to DD&A for the three months and nine months ended September 30, 1996 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such future costs.

      Selling, general and administrative (SG&A) expense increased 67 percent and 20 percent, respectively, for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. The increase in SG&A in the third quarter of 1996 is due primarily to the EDC Acquisition.

      Interest expense increased $7.3 million and $7.2 million, respectively, for the three months and nine months ended September 30, 1996 compared to the same periods in 1995, primarily due to borrowing $800 million for the EDC Acquisition. Interest capitalized decreased $.4 million and $1 million, respectively, for the three months and nine months ended September 30, 1996 compared to the same periods in 1995. This decrease resulted from the completion and discontinuation of capitalized interest on certain properties in the Gulf of Mexico.


OTHER


      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company plans to adopt SFAS No. 123 during 1996 by electing to disclose the additional information required in the footnotes to its financial statements as opposed to recording stock based compensation expense.


FUTURE TRENDS


      Over the past several years, the Company's wholly owned subsidiaries, Samedan and EDC, have settled various claims which they had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan or EDC in which such obligations to take or pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and, therefore, are not subject to royalty payments. The federal government, with respect to leases on both onshore and offshore federal lands, certain other governmental bodies, and some private landowners have begun to assert claims in recent years against oil and gas companies for royalties on some or all of such settlement amounts.

      The Company recently participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment and the court of appeals recently reversed the district court ruling and ruled in favor of Samedan. The MMS has petitioned for a rehearing. The Company intends to continue to follow its current policies in regard to these matters unless and until the issues have been settled by controlling precedent.

      Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case, if the court of appeals' decision is not upheld could have a negative impact with respect to other take-or-pay or contract settlements entered into by Samedan and EDC. There can be no assurance that the court of appeals' ruling will be upheld. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

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

      Lease operating expense and selling, general and administrative expense have increased significantly with the EDC Acquisition. These expenses will remain higher than they were prior to the EDC Acquisition but will be less than if both companies continued operating separately. As of November 1, 1996, selling, general and administrative expense will be reduced by approximately $1 million per month with the termination of certain EDC employees.

                          PART II.  OTHER INFORMATION
                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)  On August 13, 1996 the Company filed Form 8-K (Date of Event:  July 31,
     1996) reporting the EDC Acquisition. Pursuant to Items 7 (a) (4) and
     7 (b) (2) of Form 8-K, the Company filed an amendment dated September 27, 1996, to such Form 8-K to include the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NOBLE AFFILIATES, INC.
                                      ---------------------------------------
                                           (Registrant)




Date     November 14, 1996             WM. D. DICKSON
      --------------------------       ---------------------------------------
                                       WM. D. DICKSON, Vice President-Finance
                                           and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                              INDEX TO EXHIBITS


                                                       SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBERED                           EXHIBIT                  PAGE
--------                           -------              ------------

27.1            -  Financial Data Schedule