Form 10-K405
period 1996-12-31
NOBLE AFFILIATES INC
filed 1997-03-21
CIK 72207

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

  (Mark One)                      FORM 10-K

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         Aggregate market value of Common Stock held by nonaffiliates as of March 10, 1997: $2,066,000,000.

         Number of shares of Common Stock outstanding as of March 10, 1997:
56,854,308.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1)     1996 Annual Report to the stockholders - Parts I and II.
         (2)     Proxy statement for the 1997 annual meeting of stockholders -
                 Part III.


================================================================================

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----

                                                          PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            EDC Acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
              Exploration Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
              Acquisitions of Unproved Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              Production Activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              Regulation and Risks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
              Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Offices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Oil and Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.     Legal Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.     Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . . . . . . . . . . . . . .  11

            Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.  . . . . . . . . . . . . . . . . .  13

Item 6.     Selected Financial Data.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.  . . . . . . . . .  13

Item 8.     Financial Statements and Supplementary Data.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . .  13

Item 10.    Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 12.    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . . . . . .  14

Item 13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  14





                                     (i)

                                    PART I

ITEM 1.     BUSINESS.
-------     ---------

GENERAL

      Noble Affiliates, Inc. is a Delaware corporation organized in 1969. The Registrant is principally engaged, through its subsidiaries, in the exploration, production and marketing of oil and gas.

      In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries, "Samedan" refers to Samedan Oil Corporation and its subsidiaries, "EDC" refers to Energy Development Corporation and its subsidiaries, and "NGM" refers to Noble Gas Marketing, Inc. and its subsidiary. Samedan's subsidiaries include EDC from and after July 31, 1996. In this report, quantities of oil are expressed in barrels ("bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf").

EDC ACQUISITION

      Pursuant to its stated business strategy, on July 31, 1996, Samedan purchased all of the outstanding common stock of EDC, a wholly owned indirect subsidiary of Public Service Enterprise Group Incorporated, for approximately $768 million in cash. EDC is an independent energy company which has been principally engaged in the exploration for and production of crude oil and natural gas since 1972. Samedan estimated the total proved reserves of EDC at July 31, 1996 at approximately 35.7 million bbls of oil and 417.3 Bcf of gas. EDC's major properties are located domestically in the Gulf of Mexico and onshore Louisiana and Texas, and internationally in Argentina and the U.K. Sector of the North Sea.

OIL AND GAS

      The Registrant's wholly owned subsidiary, Samedan, has been engaged in the exploration for and production of oil and gas since 1932. Samedan conducts its exploration and production operations throughout the major basins in the United States, including the Gulf of Mexico, as well as international operations primarily in the U.K. Sector of the North Sea, Equatorial Guinea, Argentina and Canada. For information regarding Samedan's oil and gas properties, see "Item 2. Properties -- Oil and Gas" on pages 7 through 11 of this report.

      The Registrant's wholly owned subsidiary, NGM, markets the Company's natural gas as well as third-party gas. For more information regarding NGM's operations, see "Item 1. Business -- Oil and Gas -- Marketing" on page 5 of this report. The Registrant's wholly owned subsidiary, Noble Trading, Inc. ("NTI"), markets a portion of the Company's oil as well as third-party oil. For more information regarding NTI's operations, see "Item 1. Business -- Oil and Gas -- Marketing" on page 5 of this report.

      Exploration Activities

      Samedan, by itself or through various arrangements with others, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities, including geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired such exploration rights.

      Samedan has been engaged in exploration and development of oil and gas reserves in federal and state waters offshore Texas and Louisiana since 1968 and has remained active in these areas of the Gulf of Mexico throughout the past 28 years during which it has drilled, or participated in the drilling of (through December 31, 1996), 761 gross wells. In 1996, Samedan drilled or participated in the drilling of 26 exploratory wells (12.9 net) and 33 development wells (16.5 net) in federal and state waters offshore Texas and Louisiana. Of the 59 gross wells drilled, 44 (21.1 net) were completed as productive wells and 15 (8.3 net) were abandoned as dry holes. The Registrant intends to remain active in these areas of the Gulf of Mexico. As of December 31, 1996, the Registrant had 141 undeveloped leases in the Gulf of Mexico, with expiration dates ranging from 1997 to 2005, in which the Registrant currently intends to conduct future exploration activities.

      The following paragraphs in this "Exploration Activities" section describe significant domestic activities in 1996.

      Gulf of Mexico
      --------------

      Development facilities are currently being designed on Samedan's 50 percent owned Main Pass 261 block. Samedan drilled two wells on the block during 1996. The #1 well encountered 200 feet of oil and gas pay in multiple zones. The #2 well encountered 140 feet of oil and gas pay from multiple zones, testing combined flow rates of 48 MMcf of gas and 911 bbls of oil per day from two of the zones. Production is expected to commence in late 1997.

      Samedan participated in 1996 with a 50 percent working interest in drilling two wells on its Eugene Island 322 prospect. Two successful wells were drilled encountering oil and gas pay of 110 feet and 263 feet, respectively. Development plans are being formulated and production is expected to commence in October 1997.

      During the fourth quarter of 1996, Samedan participated with a 30 percent working interest in an oil discovery on Eugene Island 254. The discovery well encountered 80 feet of pay and tested at the rate of 1,970 bbls of oil and 3.8 MMcf of gas per day. Development plans were being formulated at year end 1996.

      Two wells were drilled on Samedan's 25 percent owned East Cameron 371/381 in 1996. The 371 #4 well encountered 40 feet of gas pay in one zone. The 381 #1 well encountered 127 feet of gas pay in two zones. Development plans for the field were being evaluated at year end 1996.

      During 1996, Samedan drilled and logged 291 feet of pay in eight zones in its High Island A-549 #1 well in which Samedan owns a 50 percent interest. The well came on line at year end 1996 at the rate of 12 MMcf of gas and 30 bbls of oil per day.

      Two additional development wells were drilled during 1996 on Samedan's East Cameron 331/332 field. The #A-12 well, in which Samedan owns a 52.8 percent working interest, logged 45 feet of gas and oil pay in multiple zones. The #A-13 well, in which Samedan owns a 70.4 percent working interest, logged 126 feet of gas and oil pay in multiple zones. Completion operations were underway at year end 1996.

      Immediately north of the East Cameron 331/332 field, Samedan owns an 85 percent interest in the East Cameron 320 field. During 1996, three wells were completed and tied into the production facilities. The wells were producing 22 MMcf of gas and 1,500 bbls of oil per day at year end 1996.

      During 1996, Samedan drilled three wells and installed production facilities on its 55 percent owned Eugene Island 286 field. The field commenced production in August 1996 and was producing approximately 35 MMcf of gas per day at year end 1996.

      Samedan completed four wells and installed production facilities on its 67 percent owned Vermillion 362 field during 1996. The field commenced production in October 1996 and was producing approximately 2,500 bbls of oil and 23 MMcf of gas per day at year end 1996.

      During 1996, Samedan purchased an additional 25 percent working interest in the Vermillion 279 field, increasing its interest to 50 percent. At year end 1996, two wells had been completed and were producing approximately 1,200 bbls of oil and 4.2 MMcf of gas per day. Six additional wells are expected to be drilled in the field during 1997.

      During 1996, Samedan also commenced production on its 100 percent owned High Island A-325 and West Cameron 599 properties. At year end 1996, A-325 was producing approximately 25 MMcf of gas per day from two wells and 599 was producing 32.5 MMcf of gas and 570 bbls of condensate per day from one well.

      Domestic Onshore
      ----------------

      Samedan participated in drilling seven horizontal wells with interests ranging from 3 to 30 percent in its Cedar Creek and Horse Creek prospects in Bowman County, North Dakota during 1996. The wells were completed at rates ranging from 65 to 521 bbls of oil per day from the Red River formation. Samedan owns an interest in 5,120 gross acres on the prospects.

      During 1996, Samedan acquired an interest in 40,789 gross acres in Dawson County, Montana and participated in drilling the Guelff #41-35H well approximately 4,700 feet horizontally. The well was completed in early 1997 at the rate of 85 bbls of oil per day. A second horizontal well, the Ekland #41-26, commenced drilling in February 1997.

      Samedan participated in four wells on its 13,400 gross acre prospect in Beckham County, Oklahoma. The four wells in which Samedan owns interests ranging from 25 to 40 percent logged pay thicknesses ranging from 100 to 180 feet.

      In October 1996, Samedan started injecting water into its 94 percent owned Remus Waterflood Unit in Pottawatomie County, Oklahoma. The unit encompasses 700 gross acres and includes seven producing wells and three water injection wells.

      In Noble County, Oklahoma, Samedan is participating with a 33 percent working interest in the N.E. Perry Waterflood Unit. The unit encompasses 1,533 gross acres and water injection is expected to commence in March 1997.

      In Duval County, Texas, Samedan drilled the Barrera #1 well in which it owns the full working interest. The well logged 16 feet of pay in the Yegua formation and began production in November 1996 at 1.3 MMcf of gas and 52 bbls of oil per day.

      In Vermillion Parish, Louisiana, Samedan drilled the Romero #3 well in which it owns an 81 percent interest. The well logged 14 feet of Camerina gas pay and 35 feet of pay in the shallower Marg Howeii Zone. Production commenced in January 1997 at 2.4 MMcf of gas and 137 bbls of oil per day.

      International
      -------------

      U.K. Sector of the North Sea. Operations in the North Sea are conducted by a wholly owned indirect subsidiary of the Company, Brabant Petroleum, Ltd. ("Brabant"), which was acquired in the EDC acquisition. At year end 1996, the Company was producing, net to its interest, approximately 2,795 bbls of oil and 11 MMcf of gas per day from nine fields.

      During 1996, Brabant participated with a 15 percent interest in a successful exploratory well on North Sea Block 20/5c. The well tested 8,647 bbls of oil per day through a two-inch choke. Appraisal drilling is scheduled for 1997 with future development plans to be determined subsequent to drilling and testing results.

      The Company also participated in an offshore gas discovery on North Sea Block 48/12d. Brabant owns a 25 percent interest in the well which logged 248 feet of pay in one zone. The well tested at the rate of 30 MMcf of gas per day.

      The Windermere gas field, in which the Company owns a 20 percent interest, is expected to commence production in the second quarter of 1997. This offshore field is projected to deliver approximately 45 MMcf of gas per day from two wells.

      Argentina. The EDC acquisition included a 14 percent interest in the El Tordillo oil field, which is located in the southern portion of Argentina. At year end 1996, the field was producing approximately 2,620 bbls of oil per day, net to the Company's interest, at an average price of $21.09 per bbl.

      During 1996, 14 infill wells were drilled in the field. In October 1996, a second rig was contracted in order to accelerate the drilling program. The Company anticipates that approximately 20 infill wells will be drilled in 1997, one of which is expected to be drilled to test a deeper horizon that has not been previously penetrated.

      Equatorial Guinea. During 1996, Samedan participated in two exploratory wells. The first was a dry hole on the South Luba Prospect, which was a shallow oil objective. The second well is a deep test on the East Luba Prospect. At year end 1996, the well was drilling at 12,200 feet. As of March 1997, the well had a depth of 13,860 feet and the Company is evaluating its production potential.

      Samedan has completed a 3-D seismic program over 244,000 acres of the exploration license. During 1997, Samedan expects to drill the Riaba Prospect and any additional appraisal wells occurring as a result of the East Luba test well.

      Construction of a Liquid Petroleum Gas (LPG) plant in the Alba Field, in which the Company owns a 35 percent interest, was completed and came on line in early 1997. When fully operational, the plant is expected to recover 2,400 bbls of LPG and 400 additional bbls of condensate per day. The Company owns a 28 percent revenue interest in the LPG plant.

      Canada. During 1996, Samedan Oil of Canada, Inc., a wholly owned subsidiary of Samedan ("Samedan-Canada"), made an apparent oil discovery in Alberta Province on the Little Bow Prospect. Samedan-Canada owns a 50 percent interest in the well and 640 gross acres on the prospect. The well was completed at approximately 125 bbls of oil per day. Additional drilling is planned for 1997.

      The Company produced 1,478 bbls of oil and 8.3 MMcf of gas per day in Alberta and British Columbia. Average oil and gas prices received for 1996 were $18.63 U.S. per bbl and $1.14 U.S. per Mcf, respectively.

      Ecuador. In July 1996, EDC was granted an 864,126 gross acre exploration license in the Amistad gas field, located approximately 80 miles southwest of the port city of Guayaquil, in 120 feet of water. Five wells were drilled in the 1970's to define the field but the field was not developed. The wells previously tested at rates from 11 to 31.4 MMcf of gas per day. During 1997, the Company plans to conduct a 3-D seismic program and review various options to develop the field.

      China. EDC owns a 33 percent interest in a 154,400 gross acre exploration license, offshore China, in the Bo Hai Bay. An exploratory well is scheduled to be drilled on the Lao Hai Prospect within the Laopu Block during 1997.

      Portugal. EDC owns a 45 percent interest in a 349,000 gross acre exploration license onshore Portugal. A seismic program has been conducted over a portion of the acreage and is being evaluated.

      Australia. During 1996, a dry hole was drilled on a 1,878,000 gross acre exploration license offshore Australia, in which EDC owns a 39.75 percent interest.

      Tunisia. Samedan has sold its interest in the various concessions and exploration licenses formerly held in Tunisia with the exception of a five percent working interest in the Jeffara exploration license. An exploratory well may be drilled on the acreage in 1997.

      Acquisitions of Unproved Properties

      In 1996, Samedan spent approximately $46.4 million on acquisitions of unproved properties. These properties were acquired primarily through the EDC acquisition, domestic onshore lease acquisitions, various offshore lease sales and Canadian land sales.

      Production Activities

      As of December 31, 1996, Samedan owned approximately 2,046 net producing oil and gas wells in the United States and approximately 124.4 net producing oil and gas wells internationally. Net production of oil (including condensate and natural gas liquids), excluding royalty sales, totaled 12,357,932 bbls in 1996 compared to 9,136,312 bbls in 1995. Net production of natural gas, excluding royalty sales, totaled 167,739,986 Mcf in 1996 compared to 96,984,816 Mcf in 1995.

      Samedan operates approximately 28 percent of the gross oil and gas wells in which it has an interest, with the remainder operated by others under operating agreements customarily used in the industry.

      Marketing

      NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and accumulates gas to be sold to gas marketers and pipelines. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells, or from other producers' properties in which the Company may not own an interest. NGM, through its wholly owned subsidiary, Noble Gas Pipelines, Inc., engages in the installation, purchase and operation of gas gathering systems.

      Samedan has a gas sales contract with NGM, whereby Samedan is paid an index price for all gas sold to NGM. NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan and third parties. All intercompany sales and costs are eliminated in the Company's consolidated financial statements.

      Oil produced by the Company is sold to various purchasers in the United States, Canada and other foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and trucks to gatherers, transportation companies and end users. NTI markets a portion of the Company's oil as well as certain third-party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

      Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average per bbl oil price increased from $16.78 in 1995 to $18.28 in 1996. The Company's average oil price reflected a reduction of $2.35 per bbl in 1996 and included an increase of $.16 per bbl in 1995, from hedging oil production.

      Substantial competition in the natural gas marketplace continued in 1996. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The Company's average gas price increased from $1.72 per Mcf in 1995 to $2.17 per Mcf in 1996. The Company's average gas price for 1996 and 1995 reflected a reduction of $.33 and $.004 per Mcf, respectively, from hedging gas production.

      The largest single customer for the Company's oil in 1996 purchased approximately 23 percent of its oil production, and the five largest purchasers accounted for approximately 55 percent of total oil production. The largest single customer for the Company's gas in 1996 purchased approximately 8 percent of its gas production, and the five largest purchasers accounted for approximately 31 percent of total gas production. The Company does not believe that its loss of a major oil or gas customer would have a material adverse effect on the Company.

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

EMPLOYEES

      The total number of employees of the Company increased from 550 at December 31, 1995 to 563 at December 31, 1996.

ITEM 2.     PROPERTIES.
-------     -----------

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

OIL AND GAS

      The estimated proved and proved developed oil and gas reserves of Samedan, as of December 31, 1996, 1995 and 1994 and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1996, 1995 and 1994 are included in Note 10 of Notes to Consolidated Financial Statements appearing on pages 34 through 37 of the Registrant's 1996 annual report to stockholders, which Note is incorporated herein by reference ("Note 10").

      There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured, and estimates of engineers other than Samedan's might differ materially from the estimates set forth herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

      Note 10 also includes Samedan's net production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1996. Royalty production of both oil and gas (stated in oil bbl equivalents) is included in the "Crude Oil & Condensate" presentation in Note
10. Samedan has no oil or gas applicable to long-term supply or similar agreements with foreign governments or authorities in which Samedan acts as producer.

      Since January 1, 1996, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the Securities and Exchange Commission and the Energy Information
Administration (the "EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

      The following table sets forth for each of the last three years the average sales price (including transfers) per unit of oil produced and per unit of natural gas produced, and the average production (lifting) cost per unit of production.

                                                                         Year Ended December 31,
                                                               -------------------------------------------

                                                                   1996           1995            1994
                                                               ------------    -----------    ------------
Average sales price per bbl of oil (1):

      United States . . . . . . . . . . . . . . . . . . .      $   17.83       $  16.80       $   14.76
      International . . . . . . . . . . . . . . . . . . .      $   20.32       $  15.57       $   15.66

            Combined (2)  . . . . . . . . . . . . . . . .      $   18.78       $  16.78       $   14.90

Average sales price per Mcf of natural gas (1):

      United States . . . . . . . . . . . . . . . . . . .      $    2.18       $   1.75       $    1.99
      International . . . . . . . . . . . . . . . . . . .      $    1.90       $   1.02       $    1.47

            Combined (3)  . . . . . . . . . . . . . . . .      $    2.17       $   1.72       $    1.97

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation
      (per bbl)(4):

      United States . . . . . . . . . . . . . . . . . . .      $    3.45       $   4.17       $    3.64
      International . . . . . . . . . . . . . . . . . . .      $    6.47       $   4.70       $    4.43

            Combined  . . . . . . . . . . . . . . . . . .      $    3.70       $   4.21       $    3.71


_________________

  (1)       Net production amounts used in this calculation include royalties.

  (2) Reflects a reduction of $2.35 per bbl in 1996 and includes $.16 per bbl in 1995 from hedging.

  (3) Reflects a reduction per Mcf of $.33 in 1996 and $.004 in 1995 from hedging.

  (4) Gas production is converted to oil bbl equivalents based on the average sales prices per bbl of oil and per Mcf of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio excludes royalties. Conversion ratios for 1996, 1995 and 1994 are set forth below:

                                  United States        International
                                ----------------      ----------------
                    1996            8.12 to 1            10.66 to 1
                    1995            9.61 to 1            16.43 to 1
                    1994            7.44 to 1             8.53 to 1

      The number of productive oil and gas wells in which Samedan had interests and the developed acreage held as of December 31, 1996, were as follows:

                                        Productive Wells(1)(2)                       Developed Acreage(3)(4)
                          ----------------------------------------------------     -------------------------
                                    Oil                         Gas
                          ------------------------   -------------------------
Location                    Gross          Net          Gross          Net         Gross Acres     Net Acres
--------                  ----------   -----------   ------------  -----------     -----------   -----------
United States
  (onshore) . . . . .       4,607.0        860.8        1,476.0        847.2           805,003       439,532
United States
  (offshore)  . . . .         343.0        151.1          530.0        186.9         1,028,999       402,061
International . . . .         629.0         91.8           89.0         32.6           579,358       154,351
                          ---------    ---------     ----------    ---------       -----------   -----------

Total . . . . . . . .       5,579.0      1,103.7        2,095.0      1,066.7         2,413,360       995,944
                          =========    =========     ==========    =========       ===========   ===========

__________________

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

  (2) One or more completions in the same bore hole is counted as one well. Included in the table and counted as one gross well each are 21.0 oil wells (14.4 net) and 47.0 gas wells (23.6 net) that are multiple completions. Also included in the table are 1,086.0 gross oil wells (136.7 net) and 63.5 gross gas wells (32.0 net) that were not producing at December 31, 1996 because such wells were awaiting additional action or pipeline connections.

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

      The undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1996, is as follows:

                                                                                Undeveloped Acreage (1)(2)
                                                                            ---------------------------------
Location                                                                      Gross Acres        Net Acres
--------                                                                    ----------------  ---------------
United States Onshore
       Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,363            4,493
       California . . . . . . . . . . . . . . . . . . . . . . . . . .                 30,173           16,294
       Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . .                 62,493           52,875
       Kansas . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 29,822           17,549
       Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . .                 19,326           11,250
       Michigan . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15,028            3,090
       Mississippi  . . . . . . . . . . . . . . . . . . . . . . . . .                 13,080            6,167
       Montana  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 82,345           45,213
       New Mexico . . . . . . . . . . . . . . . . . . . . . . . . . .                154,207          128,752
       North Dakota . . . . . . . . . . . . . . . . . . . . . . . . .                 29,197           14,703
       Oklahoma . . . . . . . . . . . . . . . . . . . . . . . . . . .                 34,703           17,327
       Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                285,575          112,743
       Wyoming  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 45,118           15,321
       Others . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,377            5,207
                                                                            ----------------  ---------------
            Total United States Onshore   . . . . . . . . . . . . . .                815,807          450,984
                                                                            ----------------  ---------------

United States Offshore (Federal Waters)
       Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . .                161,280           70,930
       California . . . . . . . . . . . . . . . . . . . . . . . . . .                 79,678            8,625
       Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . .                418,761          238,418
       Mississippi  . . . . . . . . . . . . . . . . . . . . . . . . .                 28,800           24,960
       Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                151,158           97,304
                                                                            ----------------  ---------------
            Total United States Offshore (Federal Waters)   . . . . .                839,677          440,237
                                                                            ----------------  ---------------

International
       Argentina  . . . . . . . . . . . . . . . . . . . . . . . . . .                 84,229           10,978
       Australia  . . . . . . . . . . . . . . . . . . . . . . . . . .              1,877,960          746,489
       Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . .                356,703          211,449
       China  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                154,376           51,459
       Ecuador  . . . . . . . . . . . . . . . . . . . . . . . . . . .                864,126          864,126
       Ireland  . . . . . . . . . . . . . . . . . . . . . . . . . . .                283,799          105,520
       Portugal . . . . . . . . . . . . . . . . . . . . . . . . . . .                348,750          156,938
       United Kingdom . . . . . . . . . . . . . . . . . . . . . . . .                943,963          269,502
       Others . . . . . . . . . . . . . . . . . . . . . . . . . . . .                777,278           32,063
                                                                            ----------------  ---------------
            Total International   . . . . . . . . . . . . . . . . . .              5,671,184        2,448,524
                                                                            ----------------  ---------------

            Total   . . . . . . . . . . . . . . . . . . . . . . . . .              7,326,668        3,339,745
                                                                            ================  ===============

__________________

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


                           Net Exploratory Wells                            Net Development Wells
                -----------------------------------------------   -----------------------------------------------
                     Productive (1)             Dry (2)             Productive (1)              Dry (2)
                ----------------------   ----------------------   -----------------------  ----------------------
Year Ended
December 31,     U.S.    International    U.S.    International     U.S.    International    U.S.   International
-----------     -----    -------------   ------   -------------   -------   -------------  -------  -------------
1994  . . . .    8.06       3.75         16.45         6.99         99.91        3.08        13.37       .14

1995  . . . .   12.44        .80         14.42         4.72        107.09        5.50        20.49       .14

1996  . . . .   15.40        .90         26.90         1.04         74.97        1.17        19.91       -0-

__________________

  (1) A productive well is an exploratory or a development well that is not a dry hole.

  (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

      Samedan spent approximately $687 million in 1996 on the purchase of producing oil and gas properties, of which $675 million was spent for the proved properties acquired in the EDC acquisition. See "Item 1. Business -- EDC Acquisition." Approximately $43.7 million and $6.1 million, respectively, were spent on such purchases in 1995 and 1994.

      At February 14, 1997, Samedan was drilling 9 gross (4.6 net) exploratory wells, and 17 gross (7.8 net) development wells. These wells are located onshore in the United States in Colorado, Louisiana, North Dakota, Oklahoma, Texas, Wyoming and offshore Gulf of Mexico. These wells have objectives ranging from approximately 1,900 to 13,000 feet. The estimated drilling cost to Samedan of these wells is approximately $16.1 million if all are dry and approximately $20.9 million if all are completed as producing wells.

ITEM 3.     LEGAL PROCEEDINGS.
-------     ------------------

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant and its subsidiaries, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------     ----------------------------------------------------

      Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tabulation sets forth certain information, as of March 10, 1997, with respect to the executive officers of the Registrant.

             Name                        Age                             Position
      ----------------                   -----                       -----------------
      Robert Kelley (1)                   51              Chairman of the Board, President, Chief Executive
                                                            Officer, Director

      George L. DeMare, Jr. (2)           51              Vice President and Operating Committee Member
                                                            of Samedan

      William D. Dickson (3)              48              Vice President-Finance and Treasurer of the
                                                            Registrant and Operating Committee Member of
                                                            Samedan

      Dan O. Dinges (4)                   43              Vice President and Operating Committee Member
                                                            of Samedan

      W. A. Poillion (5)                  47              Vice President and Operating Committee Member
                                                            of Samedan

      Orville Walraven (6)                52              Corporate Secretary of the Registrant and Vice
                                                            President and Operating Committee Member of
                                                            Samedan

      James C. Woodson (7)                54              Vice President and Operating Committee Member
                                                            of Samedan
---------------------

(1) Robert Kelley has served as President and Chief Executive Officer of the Registrant since August 1, 1986, and as Chairman of the Board since October 27, 1992. Prior to August 1986, he had served as Executive Vice President of the Registrant from January 1986. Mr. Kelley also serves as President and Chief Executive Officer of Samedan, positions he has held since 1984. For more than five years prior thereto, Mr. Kelley served as an officer of Samedan. He has served as a director of the Registrant since 1986.

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


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     -------------------------------------------------------------
            MATTERS.
            --------

      The Registrant's common stock is listed and traded on the New York Stock Exchange under the symbol "NBL". The table captioned "Stock Prices and Dividends by Quarters" appearing on page 40 of the Registrant's 1996 annual report to stockholders contains certain information with respect to sales prices of the common stock and cash dividends declared by the Registrant on the common stock, and such table is incorporated herein by reference.

      At December 31, 1996, there were 1,600 stockholders of record of the Registrant.

ITEM 6.     SELECTED FINANCIAL DATA.
-------     ------------------------

      Selected financial data of the Registrant is set forth on page 21 of the Registrant's 1996 annual report to stockholders and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ----------------------

      Management's discussion and analysis of financial condition and results of operations is set forth on pages 15 through 20 of the Registrant's 1996 annual report to stockholders and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------     --------------------------------------------

      The consolidated financial statements, appearing on pages 22 through 32, together with the report thereon of Arthur Andersen LLP dated January 24, 1997 appearing on page 33, and the unaudited information, appearing on pages 34 through 37, of the Registrant's 1996 annual report to stockholders are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 2, 5, 6 and 7 hereof, the 1996 annual report to stockholders is not deemed to be filed as part of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------

      Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------    ---------------------------------------------------

      The section entitled "Election of Directors" in the Registrant's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

      The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
--------    -----------------------

      The section entitled "Executive Compensation" in the Registrant's proxy statement for the 1997 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and, except for the report of the compensation and benefits committee of the Board of Directors and the information therein under "Executive Compensation -- Performance Graph", is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------    ---------------------------------------------------------------

      The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 1997 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock, and are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    -----------------------------------------------

      Not applicable.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------    -----------------------------------------------------------------

      (a)   The following documents are filed as a part of this report:

                                                                                               Page In 1996
                                                                                               Annual Report
                                                                                              to Stockholders
                                                                                               (Incorporated
                                                                                                by Reference)
                                                                                             -----------------
            (1)  Financial Statements:

                 Consolidated Balance Sheet at December 31, 1996 and 1995   . . . . . . .            22
                 Consolidated Statement of Operations for the three years ended
                       December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .            23
                 Consolidated Statement of Cash Flows for the three years ended
                       December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .            24
                 Consolidated Statement of Shareholders' Equity for the three years
                       ended December 31, 1996  . . . . . . . . . . . . . . . . . . . . .            25
                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .            26
                 Report of Independent Public Accountants   . . . . . . . . . . . . . . .            33
                 Supplemental Oil and Gas Information (Unaudited) and Interim
                       Financial Information (Unaudited)  . . . . . . . . . . . . . . . .            34

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

      (b) No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NOBLE AFFILIATES, INC.


Date:  March 21, 1997               By:   /s/ William D. Dickson
                                          -------------------------------------
                                          William D. Dickson,
                                          Vice President-Finance and Treasurer


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


Signature                                 Capacity in which signed                     Date
---------                                 ------------------------                     ----


/s/ Robert Kelley                         Chairman of the Board, President,        March 21, 1997
--------------------------------          Chief Executive Officer and
Robert Kelley                             Director (Principal Executive
                                          Officer)



/s/ William D. Dickson                    Vice President-Finance and               March 21, 1997
--------------------------------          Treasurer (Principal Financial
William D. Dickson                        and Accounting Officer)



/s/ Alan A. Baker                         Director                                 March 21, 1997
--------------------------------
Alan A. Baker


/s/ Michael A. Cawley                     Director                                 March 21, 1997
--------------------------------
Michael A. Cawley


/s/ Edward F. Cox                         Director                                 March 21, 1997
--------------------------------
Edward F. Cox


                                          Director
--------------------------------
James C. Day


/s/ Harold F. Kleinman                    Director                                 March 21, 1997
--------------------------------
Harold F. Kleinman


/s/ George J. McLeod                      Director                                 March 21, 1997
--------------------------------
George J. McLeod

                               INDEX TO EXHIBITS

Exhibit
Number                                               Exhibit
------                                               -------
3.1      --       Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit
                  3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2      --       Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.2 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1      --       Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas, N.A.,
                  as Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the Registrant's
                  7 1/4% Note Due 2023 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1993 and incorporated herein by reference).

10.1*    --       Samedan Oil Corporation Bonus Plan, as amended and restated on September 24, 1996.

10.2*    --       Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement
                  Plan dated September 21, 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.3*    --       Noble Affiliates Thrift Restoration Plan dated May 19, 1994 (filed as Exhibit 10.6 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.4*    --       Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
                  31, 1994 and incorporated herein by reference).

10.5*    --       Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated, dated
                  November 2, 1992 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                  (Registration No. 33-54084) and incorporated herein by reference).

10.6*    --       1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.7*    --       Amendment No. 1 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.8*    --       Amendment No. 2 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 10.11 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.9*    --       1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 1.1 to the Registrant's
                  Registration Statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.10*   --       1978 Non-Qualified Stock Option Plan of the Registrant, as amended July 27, 1978 (filed as Exhibit
                  1.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 2-64600) and
                  incorporated herein by reference).

10.11*   --       Amendment No. 2 to 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.12*   --       Amendment No. 3 to 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

Exhibit
Number                                               Exhibit
-------                                              -------
10.13*   --       1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant, as amended and restated, effective as of January 30, 1996.

10.14*   --       Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.18 to the Registrant's Annual Report of Form 10-K
                  for the year ended December 31, 1995 and incorporated herein by reference).

10.15    --       Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan
                  (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December
                  31, 1993 and incorporated herein by reference).

10.16    --       Agreement dated March 31, 1989, by and between Apache Corporation and the Registrant (filed as
                  Exhibit 2(a) to the Registrant's Current Report on Form 8-K (Date of Event:  May 16, 1989) and
                  incorporated herein by reference).

10.17    --       Consent regarding agreement dated April 30, 1989, by and between Apache Corporation and the
                  Registrant (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K (Date of Event:
                  May 16, 1989) and incorporated herein by reference).

10.18    --       Stock Purchase Agreement dated as of July 1, 1996, between Samedan Oil Corporation and Enterprise
                  Diversified Holdings Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form
                  8-K (Date of Event:  July 31, 1996) dated August 13, 1996 and incorporated herein by reference).

10.19    --       Credit Agreement dated as of July 31, 1996 among the Registrant, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Date of Event:  July 31, 1996), filed on August 13,
                  1996 and incorporated herein by reference).

10.20    --       First Amendment to Credit Agreement dated as of October 15, 1996 among the Registrant, as borrower, certain commercial lending institutions which are or may become parties thereto, as lenders, and
                  Union Bank of Switzerland, Houston Agency, as agents for the lenders (filed as Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-3 (No. 333-14275) and incorporated herein by reference).

10.21*   --       Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated on
                  December 10, 1996, subject to the approval of stockholders.

13       --       The following information appearing on the following pages of the Registrant's 1996 Annual Report to
                  Stockholders: (i) management's discussion and analysis of financial condition and results of operations, pages 15 through 20; (ii) selected financial data, page 21; (iii) the consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated January 24,
                  1997, pages 22 through 33, and the unaudited information, pages 34 through 37; and (iv) the table captioned "Stock Prices and Dividends by Quarters," page 40.

21       --       Subsidiaries.

23       --       Consent of Arthur Andersen LLP.

27       --       Financial Data Schedule.

-----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.