Form 10-Q
period 1997-03-31
NOBLE AFFILIATES INC
filed 1997-05-09
CIK 72207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ---------------
                                    FORM 10-Q


          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                         Commission file number: 0-7062

                             NOBLE AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   73-0785597
   (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

        110 West Broadway                                73401
        Ardmore, Oklahoma                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                             Yes   X    No
                                 -----     -----
 Number of shares of common stock outstanding as of April 29, 1997:  56,869,308

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                    (Unaudited)
                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    -----------
ASSETS
Current Assets:
    Cash and short-term cash investments...........  $   199,048    $    94,768
    Accounts receivable-trade......................      141,562        206,151
    Materials and supplies inventories.............        2,721          4,489
    Other current assets...........................        9,203         11,395
                                                     -----------    -----------
    Total Current Assets...........................      352,534        316,803
                                                     -----------    -----------
Property, Plant and Equipment......................    2,634,010      2,571,964
  Less:  accumulated depreciation,
      depletion and amortization...................   (1,074,494)    (1,000,200)
                                                     -----------    -----------
                                                       1,559,516      1,571,764
                                                     -----------    -----------
Other Assets.......................................       66,194         68,371
                                                     -----------    -----------
   Total Assets....................................  $ 1,978,244    $ 1,956,938
                                                     -----------    -----------
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade...........................  $   108,355    $   143,408
  Other current liabilities........................       73,337         75,736
  Current installments of long-term debt...........       50,000         50,000
  Income taxes-current.............................       13,646         10,662
                                                     -----------    -----------
  Total Current Liabilities........................      245,338        279,806
                                                     -----------    -----------
Deferred Income Taxes..............................      121,867        108,434
                                                     -----------    -----------
Other Deferred Credits and Noncurrent Liabilities..       55,339         50,603
                                                     -----------    -----------
Long-term Debt.....................................      798,038        798,028
                                                     -----------    -----------
Shareholders' Equity:
  Common stock.....................................      194,595        194,402
  Capital in excess of par value...................      356,963        355,651
  Retained earnings................................      221,522        185,432
                                                     -----------    -----------
                                                         773,080        735,485
Less common stock in treasury
  (at cost, 1,524,900 shares)......................     (15,418)        (15,418)
                                                     -----------    -----------
  Total Shareholders' Equity.......................      757,662        720,067
                                                     -----------    -----------
  Total Liabilities and Shareholders' Equity.......  $ 1,978,244    $ 1,956,938
                                                     -----------    -----------
                                                     -----------    -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                     1997            1996
                                                  ---------        ---------
REVENUES:
   Oil and gas sales and royalties . . . . . . .  $ 219,322        $ 108,415
   Gathering, marketing and processing . . . . .    100,110           58,801
   Other income. . . . . . . . . . . . . . . . .      3,023            3,207
                                                  ---------        ---------
                                                    322,455          170,423
                                                  ---------        ---------
COSTS AND EXPENSES:
   Oil and gas exploration . . . . . . . . . . .     19,605            7,558
   Oil and gas operations. . . . . . . . . . . .     43,517           22,530
   Gathering, marketing and processing . . . . .     94,801           52,114
   Depreciation, depletion and amortization. . .     77,720           38,139
   Selling, general and administrative . . . . .     12,187            9,672
   Interest. . . . . . . . . . . . . . . . . . .     14,284            5,348
   Interest capitalized. . . . . . . . . . . . .       (713)            (565)
                                                  ---------        ---------
                                                    261,401          134,796
                                                  ---------        ---------
INCOME BEFORE TAXES. . . . . . . . . . . . . . .     61,054           35,627

INCOME TAX PROVISION . . . . . . . . . . . . . .     22,691(1)        12,948(1)
                                                  ---------        ---------
NET INCOME . . . . . . . . . . . . . . . . . . .  $  38,363        $  22,679
                                                  ---------        ---------
                                                  ---------        ---------
PRIMARY EARNINGS PER SHARE . . . . . . . . . . .  $     .67(2)     $     .45(2)
                                                  ---------        ---------
                                                  ---------        ---------
FULLY DILUTED EARNINGS PER SHARE . . . . . . . .  $     .67(3)     $     .43(3)
                                                  ---------        ---------
                                                  ---------        ---------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                    ---------------------------
                                                                      1997             1996
                                                                    --------          --------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 38,363          $ 22,679
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization. . . . . . . . . . .     77,720            38,139
    Amortization of undeveloped lease costs, net. . . . . . . . .      1,087             2,915
    Increase in other deferred credits. . . . . . . . . . . . . .     18,169             2,017
    (Increase) decrease in other. . . . . . . . . . . . . . . . .      4,746            (2,390)
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable. . . . . . . . . .     64,588           (12,904)
    (Increase) decrease in other current assets and inventories .      3,934             9,669
    Increase (decrease) in accounts payable . . . . . . . . . . .    (35,053)            9,619
    Increase (decrease) in other current liabilities. . . . . . .        584            14,481
                                                                    --------          --------
Net Cash Provided by Operating Activities . . . . . . . . . . . .    174,138            84,225
                                                                    --------          --------
Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .    (69,361)          (60,583)
  Proceeds from sale of property, plant and equipment . . . . . .        271             2,637
                                                                    --------          --------
Net Cash Used in Investing Activities . . . . . . . . . . . . . .    (69,090)          (57,946)
                                                                    --------          --------
Cash Flows From Financing Activities:
  Exercise of stock options . . . . . . . . . . . . . . . . . . .      1,506             2,060
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . .     (2,274)           (2,010)
                                                                    --------          --------
Net Cash Provided by (Used in) Financing Activities . . . . . . .       (768)               50
                                                                    --------          --------
Increase in Cash and Short-term Cash Investments. . . . . . . . .    104,280            26,329
                                                                    --------          --------
Cash and Short-term Cash Investments at Beginning of Period . . .     94,768            12,429
                                                                    --------          --------
Cash and Short-term Cash Investments at End of Period . . . . . .   $199,048          $ 38,758
                                                                    --------          --------
                                                                    --------          --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized). . . . . . . . . . . . . .   $ 14,806          $    278
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   $  4,750

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     In the opinion of Noble Affiliates, Inc. (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and the results of operations and the cash flows for the three month periods ended March 31, 1997 and 1996. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(1)  INCOME TAX PROVISION

     For the three months ended March 31:

                                                         (In thousands)
                                                      -------------------
                                                        1997       1996
                                                      -------     -------
     Current....................................      $ 9,257     $ 9,210
     Deferred...................................       13,434       3,738
                                                      -------     -------
                                                      $22,691     $12,948
                                                      -------     -------
                                                      -------     -------

(2)  PRIMARY EARNINGS PER SHARE

     The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                          (In thousands)
                                                         ------------------
                                                          1997       1996
                                                         ------      ------
     For the three months ended March 31.............    56,841      50,273

(3)  FULLY DILUTED EARNINGS PER SHARE

     The fully diluted earnings per share of common stock for the first quarter of 1996 was computed using the "if converted method", assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. For the three months ended March 31, 1996, the weighted average number of shares of common stock outstanding using the if converted method was 56,911,145 and the increase in income related to the assumed reduction in after tax interest expense was $1,564,000. There was no dilution of earnings per share in the first quarter of 1997.

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings per Share" and No. 129 "Disclosure of Information about Capital Structure" in March 1997. Both statements are effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company believes that its adoption of these statements at December 31, 1997 will not have a material effect on its financial statements.

(4)  MINERALS MANAGEMENT SERVICE CLAIMS

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

     The Company participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S.

District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The U.S. District Court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment, and on August 27, 1996, the U.S. Court of Appeals for the District of Columbia Circuit overturned the U.S. District Court's decision. The appeals court decision ordered the MMS to cease its efforts to collect royalty from Samedan for any contract settlement that was not recoupable and in February 1997 the U.S. Department of Justice announced that it would not seek Supreme Court action to overturn the decision (the "Samedan Lawsuit").

     Although the outcome in the Samedan Lawsuit was favorable to the Company, there are other lawsuits pending involving similar claims for royalties from oil and gas companies. A recent decision in the U.S. Court of Appeals for the Sixth Circuit reached a conclusion that contradicts the holding in the Samedan Lawsuit. There can be no assurance that Samedan will prevail in the future on any similar claims which may be asserted against it based on other take-or-pay or contract settlements. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

(5)  SUBSEQUENT EVENT

     The Company issued $250,000,000 of 8% Senior Notes Due 2027 on April 7, 1997. Net proceeds of the issuance together with $104 million of available cash were used to repay the outstanding principal of $349 million plus accrued interest under the term loan under the Company's credit agreement. Total long-term debt (including current installments) as of April 21, 1997 was $746 million.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this quarterly report on Form 10-Q and the other documents of the Company filed with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $174.1 million in the three months ended March 31, 1997 from $84.2 million in the same period of 1996. Cash and short-term cash investments increased from $94.8 million at December 31, 1996 to $199.0 million at March 31, 1997.

     The Company issued $250,000,000 of 8% Senior Notes Due 2027 on April 7, 1997. Net proceeds of the issuance together with $104 million of available cash were used to repay the outstanding principal of $349 million plus accrued interest under the term loan under the Company's credit agreement. Total long-term debt (including current installments) as of April 21, 1997 was $746 million.

     The Company has expended approximately $70 million of its $344.5 million 1997 capital budget through March 31, 1997. The Company expects to fund its remaining 1997 capital budget through cash flows from operations. The

Company's 1997 capital budget includes approximately $4.2 million for acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     The Company's current ratio (current assets divided by current liabilities) was 1.44 at March 31, 1997 compared with 1.13 at December 31, 1996.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $19.2 million at March 31, 1997 and $19.3 million at December 31, 1996. Estimated gas imbalance liabilities were $24.3 million at March 31, 1997 and $21.7 million at December 31, 1996. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

     For the first quarter of 1997, the Company recorded net income of $38.4 million, or $.67 per share, compared with net income of $22.7 million, or $.45 per share, in the first quarter of 1996. The increase resulted primarily from increased oil and gas production and higher product prices.

     Gas sales for the Company, excluding third party sales by NGM, increased 134 percent for the three months ended March 31, 1997 compared with the same period in 1996. The primary reasons for the increased sales were an increase in average gas price of 28 percent, coupled with an average daily production increase of 85 percent in the 1997 first quarter, compared with the prior year first quarter. The substantial increase in average daily production was primarily due to the Company's acquisition of Energy Development Corporation ("EDC") on July 31, 1996 (the "EDC Acquisition") and new properties coming on line in the later part of 1996, primarily in the Gulf of Mexico.

     Oil sales increased 56 percent for the three months ended March 31, 1997, compared with the same period in 1996. The increase in sales is primarily due to an average oil price increase of 13 percent, and an average daily production increase of 40 percent in the first quarter of 1997, compared with the first quarter of 1996. The increase in average daily production was a result of both the EDC Acquisition and new properties, primarily in the Gulf of Mexico, coming on line in the fourth quarter of 1996.

     Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, markets the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, markets a portion of the Company's oil as well as certain third party oil. The Company records all NGM's and NTI's sales as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

     For the first quarter of 1997, revenues and expenses from combined NGM and NTI third party sales totaled $100.1 million and $94.8 million, respectively, for a gross margin of $5.3 million. In comparison, combined NGM and NTI third party sales and expenses of $58.8 million and $52.1 million, respectively, resulted in a gross margin of $6.7 million for the first quarter of 1996. The greater margin in the 1996 first quarter, as compared to the 1997 first quarter, was due primarily to the Company's capacity and ability to deliver gas to Northern markets during a colder than normal winter.

     The Company, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its own production and third party production purchased and sold by NGM to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major institutions, and believes that losses from nonperformance are unlikely to occur.

     During the first quarter of 1997, the Company had natural gas hedging contracts that hedged approximately 27 percent of its average daily production. The net effect of these hedges was a $.23 per MCF reduction in the average natural gas price for the first quarter. Hedges for April 1997 through December 1997, which average approximately 19 percent of the Company's estimated average daily natural gas production, were not closed at March 31, 1997. The Company also had various crude oil hedging contracts that hedged approximately 46 percent of its average daily production. The net effect of these hedges was a $.63 per BBL reduction in the average crude oil price for the first quarter. Hedges for April 1997 through December 1997, which average approximately 18 percent of the Company's estimated average daily crude oil production, were not closed at March 31, 1997.

     In addition to the hedging arrangements pertaining to the Company's production, as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the first quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 679,000 MMBTU of gas per day. Hedges for April 1997 through March 1998, which range from 7,475 MMBTU's to 16,169 MMBTU's of gas per day for future physical transactions, were not closed at March 31, 1997. During the first quarter of 1996, NGM had hedging transactions with broker-dealers that represented approximately 285,000 MMBTU of gas per day at prices ranging from $1.68 to $4.56 per MMBTU. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     Certain selected oil and gas operating statistics follow:

                                                        For the three months
                                                           ended March 31,
                                                       ---------------------
                                                          1997        1996
                                                       --------     --------
Oil revenue (in thousands)........................     $ 69,297     $ 44,313
Average daily oil production - BBLS...............       39,604       28,318
Average oil price per BBL.........................     $  19.93     $  17.59
Gas revenues (in thousands).......................     $144,635     $ 61,801
Average daily gas production - MCFS...............      612,185      330,520
Average gas price per MCF.........................     $   2.69     $   2.10

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

     Oil and gas exploration expense increased $12.0 million to $19.6 million for the three months ended March 31, 1997, as compared with the same period of 1996. This increase is primarily attributable to a $10.0 million increase in dry hole expense and a $2.7 million increase in abandoned assets as compared to the same period of 1996.

     Depreciation, depletion and amortization (DD&A) expense increased 104 percent for the three months ended March 31, 1997 compared with the same period in 1996. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $6.10 for the first three months of 1997 compared with $5.02 for the same period of 1996. The increase in the unit rate per BOE is due to the purchase price allocation to the properties obtained in the EDC Acquisition which averaged $7.83 per BOE for the first quarter of 1997, compared with Samedan's properties which averaged $5.56 per BOE. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest capitalized increased to $.7 million for the first quarter of 1997 from $.6 million for the first quarter of 1996. This increase resulted from increased construction projects for various properties of the Company located in the Gulf of Mexico.

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

     The Company participated in a joint effort with the Independent Petroleum Association of America wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service (MMS) that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment, and on August 27, 1996, the U.S. Court of Appeals for the District of Columbia overturned the U.S. District Court's decision. The appeals court decision ordered the MMS to cease its efforts to collect royalty from Samedan for any contract settlement that was not recoupable and in February 1997 the U.S. Department of Justice announced that it would not seek Supreme Court action to overturn the decision.

     Although the amount in controversy applicable to Samedan in the above described lawsuit is not material, the decision in such case could have a negative impact with respect to other take-or-pay or contract settlements entered into by Samedan. There has also been a recent decision in the U.S. Court of Appeals for the Sixth Circuit which contradicts the Samedan case. There can be no assurance that Samedan will prevail in the future on any similar claims asserted against it based on other take-or-pay or contract settlements. The Company is unable at this time to estimate the possible amount of the loss, if any, associated with this contingency.

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

                           PART II.  OTHER INFORMATION
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 22, 1997 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 56,854,308 shares of common stock of the Company outstanding and entitled to vote, 50,794,684 shares were present in person or by proxy, representing approximately 89 percent.

                                                          Number of Shares
                                                             WITHHOLDING
                                    Number of Shares          AUTHORITY
                                   Voting FOR Election  to Vote for Election
                                       As Director           As Director
                                   -------------------  --------------------
Alan A. Baker.....................     48,614,145             2,180,539
Michael A. Cawley.................     48,639,589             2,155,095
Edward F. Cox.....................     48,644,189             2,150,495
James C. Day......................     48,634,279             2,160,405
Robert Kelley.....................     48,640,943             2,153,471
Harold F. Kleinman................     47,986,875             2,807,809
George J. McLeod..................     48,629,107             2,165,577

(d) Other matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and results of the voting, are as follows:

     1. Stockholders adopted a resolution to approve and ratify the Company's 1992 Stock Option and Restricted Stock Plan, as amended and restated. (For 36,047,409; Against 14,512,748; Abstain 234,527)

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOBLE AFFILIATES, INC.
                                        (Registrant)


Date:  May 15, 1997                     By: /s/ WILLIAM D. DICKSON
                                           ---------------------------------
                                        William D. Dickson,
                                        Vice President-Finance and Treasurer
                                        (Principal Financial Officer
                                        and Authorized Signatory)

                                INDEX TO EXHIBITS

Exhibit
Number                           Exhibit
-------      -----------------------------------------------------------
2.1          Stock Purchase Agreement dated as of July 1, 1996, between
             Samedan Oil Corporation and Enterprise Diversified Holdings
             Incorporated (filed as Exhibit 2.1 to the Registrant's
             Current Report on Form 8-K (Date of Event: July 31, 1996), filed on August 13, 1996 and incorporated herein by reference).

3.1 Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2 Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1 Indenture relating to Senior Debt Securities dated as of April 1, 1997 between the Registrant and the U.S. Trust Company of Texas, N.A., as Trustee.

4.2 First Indenture Supplement relating to $250,000,000 of the Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee.

27.1         Financial Data Schedule