Form 10-Q
period 1997-06-30
NOBLE AFFILIATES INC
filed 1997-08-13
CIK 72207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes   X    No
                                     ----      ----
 Number of shares of common stock outstanding as of July 31, 1997:  56,871,413

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                    (Unaudited)
                                                                     June 30,      December 31,
                                                                      1997            1996
                                                                  ------------    -------------
ASSETS
Current Assets:
   Cash and short-term cash investments .......................   $    79,060    $    94,768
   Accounts receivable-trade ..................................       140,832        206,151
   Materials and supplies inventories .........................         2,763          4,489
   Other current assets .......................................         9,166         11,395
                                                                  -----------    -----------
   Total Current Assets .......................................       231,821        316,803
                                                                  -----------    -----------
Property, Plant and Equipment .................................     2,680,095      2,571,964
   Less:  accumulated depreciation,
             depletion and amortization .......................    (1,142,349)    (1,000,200)
                                                                  -----------    -----------
                                                                    1,537,746      1,571,764
                                                                  -----------    -----------

Other Assets ..................................................        71,910         68,371
                                                                  -----------    -----------
   Total Assets ...............................................   $ 1,841,477    $ 1,956,938
                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade .....................................   $   149,663    $   143,408
   Other current liabilities ..................................        20,134         75,736
   Current installments of long-term debt .....................                       50,000
   Income taxes-current .......................................         9,908         10,662
                                                                  -----------    -----------
   Total Current Liabilities ..................................       179,705        279,806
                                                                  -----------    -----------
Deferred Income Taxes .........................................       126,431        108,434
                                                                  -----------    -----------
Other Deferred Credits and Noncurrent Liabilities .............        60,033         50,603
                                                                  -----------    -----------
Long-term Debt ................................................       706,384        798,028
                                                                  -----------    -----------

Shareholders' Equity:
   Common stock ...............................................       194,652        194,402
   Capital in excess of par value .............................       357,291        355,651
   Retained earnings ..........................................       232,399        185,432
                                                                  -----------    -----------
                                                                      784,342        735,485
Less common stock in treasury
   (at cost, 1,524,900 shares) ................................       (15,418)       (15,418)
                                                                  -----------    -----------
   Total Shareholders' Equity .................................       768,924        720,067
                                                                  -----------    -----------
   Total Liabilities and Shareholders' Equity .................   $ 1,841,477    $ 1,956,938
                                                                  ===========    ===========

See notes to consolidated condensed financial statements.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                  1997                1996
                                                                                  ----                ----
REVENUES:
   Oil and gas sales and royalties  . . . . . . . . . . . . . . . . .      $    384,982         $    227,937
   Gathering, marketing and processing  . . . . . . . . . . . . . . .           167,332              122,087
   Other income   . . . . . . . . . . . . . . . . . . . . . . . . . .             6,808                3,971
                                                                           ------------         ------------
                                                                                559,122              353,995
                                                                           ------------         ------------

COSTS AND EXPENSES:
   Oil and gas exploration  . . . . . . . . . . . . . . . . . . . . .            35,444               20,455
   Oil and gas operations   . . . . . . . . . . . . . . . . . . . . .            84,482               49,358
   Gathering, marketing and processing  . . . . . . . . . . . . . . .           158,094              110,895
   Depreciation, depletion and amortization   . . . . . . . . . . . .           149,028               82,926
   Selling, general and administrative  . . . . . . . . . . . . . . .            24,853               18,885
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27,467               10,676
   Interest capitalized   . . . . . . . . . . . . . . . . . . . . . .            (2,049)                (877)
                                                                           ------------         ------------
                                                                                477,319              292,318
                                                                           ------------         ------------
INCOME BEFORE TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            81,803               61,677

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . .            30,288(1)            22,139(1)
                                                                           ------------         ------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     51,515         $     39,538
                                                                           ============         ============
PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .      $        .91(2)      $        .78(2)
                                                                           ============         ============

FULLY DILUTED EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . .      $        .91(3)      $        .75(3)
                                                                           ============         ============

See notes to consolidated condensed financial statements.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                Three Months Ended June 30,
                                                                               ----------------------------
                                                                               1997                     1996
                                                                               ----                     ----
REVENUES:
   Oil and gas sales and royalties  . . . . . . . . . . . . . . . . .     $   165,660               $ 119,522
   Gathering, marketing and processing  . . . . . . . . . . . . . . .          67,222                  63,286
   Other income   . . . . . . . . . . . . . . . . . . . . . . . . . .           3,785                     764
                                                                          -----------               ---------
                                                                              236,667                 183,572
                                                                          -----------               ---------

COSTS AND EXPENSES:
   Oil and gas exploration  . . . . . . . . . . . . . . . . . . . . .          15,839                  12,897
   Oil and gas operations   . . . . . . . . . . . . . . . . . . . . .          40,965                  26,828
   Gathering, marketing and processing  . . . . . . . . . . . . . . .          63,293                  58,781
   Depreciation, depletion and amortization   . . . . . . . . . . . .          71,308                  44,787
   Selling, general and administrative  . . . . . . . . . . . . . . .          12,666                   9,213
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,183                   5,328
   Interest capitalized   . . . . . . . . . . . . . . . . . . . . . .          (1,336)                   (312)
                                                                          -----------               ---------
                                                                              215,918                 157,522
                                                                          -----------               ---------
INCOME BEFORE TAXES . . . . . . . . . . . . . . . . . . . . . . . . .          20,749                  26,050

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . .           7,597 (1)               9,191(1)
                                                                          -----------               ---------


NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    13,152               $  16,859
                                                                          ===========               =========
PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . .       $       .23 (2)           $     .33(2)
                                                                          ===========               =========

FULLY DILUTED EARNINGS PER SHARE  . . . . . . . . . . . . . . . . .       $       .23 (3)           $     .32(3)
                                                                          ===========               =========



See notes to consolidated condensed financial statements.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                            1997                    1996
                                                                            ----                    ----
Cash Flows from Operating Activities:
  Net income                                                               $   51,515               $  39,538
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . .         149,028                  82,926
    Amortization of undeveloped lease costs, net  . . . . . . . . . .           1,799                   3,882
    Increase in other deferred credits  . . . . . . . . . . . . . . .          27,428                  12,044
    (Increase) decrease in other  . . . . . . . . . . . . . . . . . .             814                  (1,140)
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable  . . . . . . . . . . .          65,319                  (6,101)
    (Increase) decrease in other current assets and inventories   . .           3,846                   8,668
    Increase (decrease) in accounts payable   . . . . . . . . . . . .           6,255                  13,249
    Increase (decrease) in other current liabilities  . . . . . . . .         (56,356)                  2,896
                                                                           ----------               ---------
Net Cash Provided by Operating Activities . . . . . . . . . . . . . .         249,648                 155,962
                                                                           ----------               ---------
Cash Flows From Investing Activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .        (129,400)               (128,438)
  Proceeds from sale of property, plant and equipment   . . . . . . .          10,575                   2,962
                                                                           ----------               ---------
Net Cash Used in Investing Activities   . . . . . . . . . . . . . . .        (118,825)               (125,476)
                                                                           ----------               ---------
Cash Flows From Financing Activities:
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . .           1,891                   2,907
   Cash dividends   . . . . . . . . . . . . . . . . . . . . . . . . .          (4,549)                 (4,024)
   Repayment of bank debt   . . . . . . . . . . . . . . . . . . . . .        (389,000)
   Proceeds from issuance of senior debt  . . . . . . . . . . . . . .         245,127
                                                                           ----------               ---------
Net Cash Used in Financing Activities   . . . . . . . . . . . . . . .        (146,531)                 (1,117)
                                                                           ----------               ---------
Increase (Decrease) in Cash and Short-term Cash Investments . . . . .         (15,708)                 29,369
                                                                           ----------               ---------
Cash and Short-term Cash Investments at Beginning of Period . . . . .          94,768                  12,429
                                                                           ----------               ---------
Cash and Short-term Cash Investments at End of Period . . . . . . . .      $   79,060               $  41,798
                                                                           ==========               =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized)  . . . . . . . . . . . . . . .      $   28,156               $   9,258
  Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . .      $   11,750               $   8,000


See notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

      In the opinion of Noble Affiliates, Inc. ("Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three month and six month periods ended June 30, 1997 and 1996 and the cash flows for the six month periods ended June 30, 1997 and 1996. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(1)  INCOME TAX PROVISION

      For the six months ended June 30:

                                                                                    (In thousands)
                                                                             ------------------------
                                                                              1997               1996
                                                                              ----               ----
      Current   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12,289           $ 14,732
      Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,999              7,407
                                                                             --------           --------
                                                                             $ 30,288           $ 22,139
                                                                             ========           ========
      For the three months ended June 30:

                                                                                    (In thousands)
                                                                              -----------------------
                                                                              1997               1996
                                                                              ----               ----
      Current   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,032           $  5,521
      Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,565              3,670
                                                                             --------           --------
                                                                             $  7,597           $  9,191
                                                                             ========           ========


(2) PRIMARY EARNINGS PER SHARE

      The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                                                    (In thousands)
                                                                              ----------------------------
                                                                              1997                   1996
                                                                              ----                   ----
      For the six months ended June 30  . . . . . . . . . . . . . . .          56,855               50,318
      For the three months ended June 30  . . . . . . . . . . . . . .          56,869               50,363


(3)  FULLY DILUTED EARNINGS PER SHARE

      The fully diluted earnings per share of common stock for the three months and six months ended June 30, 1996 was computed using the "if converted method," assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. For the three months and six months ended June 30, 1996 the weighted average number of shares of common stock outstanding using the if converted method was 57,033,000 and 56,988,000, respectively, and the increase in income related to the assumed reduction in after tax interest expense was $1,564,000 and $3,128,000, respectively. There was no dilution of earnings per share in the three months and six months ended June 30, 1997.

      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings per Share", No. 129 Disclosure of Information about Capital Structure", No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the first half of 1997. Statement No. 128 and No. 129 are effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 130 and No. 131 are effective for 1998. The Company believes that its adoption of these statements at December 31, 1997 and for 1998 will not have a material effect on its financial statements.

(4)  TRADING AND HEDGING ACTIVITIES

      The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed prices hedges, costless collars, swaps, options and other contractual arrangements.

      Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties.

      In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility.

      NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

(5)  MINERALS MANAGEMENT SERVICE CLAIMS

      Over the past several years, Samedan Oil Corporation ("Samedan"), a wholly owned subsidiary of the Company, has settled various claims which it had against parties who had contracted to purchase gas at fixed prices which were greater than market, or who had take-or-pay contracts with Samedan in which such obligations to take-or-pay for quantities of gas were not fulfilled. It is the Company's policy, which is consistent with general industry practice, that such payments do not represent payment for gas produced and therefore, are not subject to royalty payments. The Federal government, with respect to leases on both onshore and offshore Federal lands, certain other governmental bodies, and some private landowners in recent years asserted claims against oil and gas companies for royalties on some or all of such settlement amounts.

      The Company participated in a joint effort with the Independent Petroleum Association of America ("IPAA") wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The U.S. District Court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment, and on August 27, 1996, the U.S. Court of Appeals for the District of Columbia Circuit overturned the U.S. District Court's decision. The appeals court decision ordered the MMS to cease its efforts to collect royalties from Samedan for any contract settlement that was not recoupable and in February 1997 the U.S. Department of Justice announced that it would not seek Supreme Court action to overturn the decision.

(6)  SUBSEQUENT EVENTS

      On July 25, 1997, the U.S. District Court for the District of Columbia, in ruling upon Samedan's and the IPAA's request for an injunction, affirmed with respect to Samedan that royalties are not owed on non-recoupable take-or-pay settlement payments and ordered that the MMS is barred from taking actions in an effort to collect these royalties from Samedan (the "District Court
Ruling").  The MMS has 60 days to appeal this order.

      Notwithstanding the District Court Ruling, other claims may be brought against Samedan by private landowners or, subject to the MMS appealing the District Court Ruling, by the Federal government, based upon other take-or-pay or contract settlements. There can be no assurance that Samedan will prevail on any similar claims which may be asserted against it based on other take-or-pay or contract settlements. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

      On August 6, 1997, the Company issued $100,000,000 aggregate principal amount of 7 1/4% Senior Debentures Due 2097. The net proceeds from the sale, of approximately $97.4 million, were used together with available cash to repay $100 million of the outstanding principal under the revolving loan under the Company's bank credit agreement.


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

ACQUISITION OF ENERGY DEVELOPMENT CORPORATION

      On July 31, 1996, Samedan acquired all the outstanding common stock of Energy Development Corporation, a New Jersey corporation, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of July 1, 1996 between Samedan and Enterprise Diversified Holdings Incorporated ("EDHI"), a New Jersey corporation and the sole stockholder of EDC (the "EDC Acquisition").

      The purchase price paid at closing as determined under the Stock Purchase Agreement was approximately $768,000,000 in cash. The Company accounted for the acquisition under the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on estimated fair value. During the second quarter of 1997, the Company reduced its estimate of preacquisition contingencies and reduced the purchase price allocated by approximately $15 million.

      In connection with the acquisition, the Company entered into a new $800,000,000 bank credit facility pursuant to a Credit Agreement (the "Credit Agreement") dated as of July 31, 1996 among the Company, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders, and Union Bank of Switzerland, Houston Agency, as agent for the lenders. The Credit Agreement which provides for a $400,000,000 term loan, which has certain scheduled prepayments and a final maturity of July 31, 2001, and a $400,000,000 revolving credit facility with a final maturity of July 31, 2001. Borrowings of $800,000,000 under the Credit Agreement were used to fund the purchase price for EDC and, together with funds on hand, to repay $48,000,000 of outstanding indebtedness under the Company's then existing credit agreement (the "old credit agreement") with certain banks. The Company's old credit agreement was cancelled in connection with the repayment.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased to $249.6 million in the six months ended June 30, 1997 from $156.0 million in the same period of 1996. Cash and short-term cash investments decreased from $94.8 million at December 31, 1996 to $79.1 million at June 30, 1997.

      On August 6, 1997, Company issued $100,000,000 aggregate principal amount of its 7 1/4% Senior Debentures Due 2097. The net proceeds from the sale, estimated to be approximately $97.4 million, were used together with available cash to repay $100 million of the outstanding principal under the revolving loan under the Credit Agreement.

      Additionally, the Company issued $250,000,000 aggregate principal amount of its 8% Senior Notes Due 2027 on April 7, 1997. Net proceeds of the issuance together with $104 million of available cash were used to repay the outstanding principal of $349 million plus accrued interest under the term loan under the Credit Agreement. The Company paid down an additional $40 million on its credit agreement on June 3, 1997. Total long-term debt as of June 30, 1997 was $706 million.

      The Company has expended approximately $129.4 million of its $344.5 million 1997 capital budget through June 30, 1997. The Company expects to fund internally its remaining 1997 capital budget through cash flows from operations. The Company's 1997 capital budget includes approximately $4.2 million for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

      The Company's current ratio (current assets divided by current liabilities) was 1.29 at June 30, 1997 compared with 1.13 at December 31, 1996.

      The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.5 million at June 30, 1997 and $19.3 million at December 31, 1996. Estimated gas imbalance liabilities were $27.3 million at June 30, 1997 and $21.7 million at December 31, 1996. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

      For the second quarter of 1997, the Company recorded net income of $13.2 million, or $.23 per share, compared to net income of $16.9 million, or $.33 per share in the second quarter of 1996. During the first six months of 1997, the Company recorded net income of $51.5 million, or $.91 per share, compared to net income of $39.5 million, or $.78 per share, in the first six months of 1996.

      Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, increased 49 percent and 90 percent, respectively, for the three months and six months ended June 30, 1997. The increase in sales is primarily due to a 46 percent and 64 percent increase, respectively, in average daily production and a 3 percent and 17 percent increase, respectively, in the average gas price for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. The substantial increase in average daily production was primarily due to the Company's acquisition of EDC on July 31, 1996 and new properties coming on line in the latter part of 1996, primarily in the Gulf of Mexico.

      Oil sales increased 24 percent and 39 percent, respectively, for the three months and six months ended June 30, 1997, as compared with the same periods in 1996. The primary reasons for the increased sales were due to a 28 percent and 34 percent increase, respectively, in average daily production for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. The average oil price decreased 3 percent for the three months ended June 30, 1997 and increased 5 percent for the six months ended June 30, 1997, as compared with the same periods in 1996.

      NGM markets the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. Noble Trading Inc. ("NTI"), a wholly owned subsidiary of the Company, markets a portion of the Company's oil as well as certain third party oil. The Company records all NGM's and NTI's sales as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

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

      During the second quarter of 1997, the Company had natural gas hedging contracts that hedged approximately 19 percent of its average daily production. The net effect of these hedges was a $.04 per MCF reduction in the average natural gas price for the second quarter. Hedges for July 1997 through December 1997, which average approximately 19 percent of the Company's estimated average daily natural gas production, were not closed at June 30, 1997. The Company also had various crude oil hedging contracts that hedged approximately 18 percent of its average daily production during the second quarter of 1997. The net effect of these hedges was a $.02 per BBL increase in the average crude oil price for the second quarter. Hedges for July 1997 through December 1997, which average approximately 18 percent of the Company's estimated average daily crude oil production, were not closed at June 30, 1997. For the six months ended June 30, 1997, the net effect of natural gas hedging was a $.14 per MCF reduction in the average natural gas price. For the same period, the net effect of crude oil hedging was a $.31 per BBL reduction in the average crude oil price.

      The Company records hedging gains and losses, as applicable, related to its oil and gas production in oil and gas sales and royalties in the periods in which the related contract is completed.

      In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the second quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 454,182 MMBTU's of gas per day, which resulted in a loss of $25,000 for the second quarter of 1997. Hedges for July 1997 through August 1998, which range from 323 MMBTU's to 493,082 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 1997. During the second quarter of 1996, NGM had hedging transactions with broker-dealers that represented approximately 303,000 MMBTU's of gas per day at prices ranging from $1.68 to $2.86 per MMBTU. NGM records hedging gains and losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

      Certain selected oil and gas operating statistics follow:

                                            For the three months              For the six months
                                               ended June 30,                   ended June 30,
                                            --------------------              -------------------
                                             1997           1996              1997           1996
                                             ----           ----              ----           ----
Oil revenues (in thousands)..........    $  59,692      $  48,222           $ 128,989     $  92,535

Average daily oil production - BBLS..       38,434         30,091              39,015        29,203
Average oil price per BBL............    $   17.46      $   18.09           $   18.71     $   17.86

Gas revenue (in thousands)...........    $ 101,793      $  68,122           $ 246,428     $ 129,923

Average daily gas production - MCFS..      566,852        388,826             589,393       359,673
Average gas price per MCF............    $    2.03      $    1.98           $    2.37     $    2.02


BBLS - barrels
MCF - thousand cubic feet


      Oil and gas exploration expense increased $2.9 million and $15.0 million, respectively, for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. This increase is primarily attributable to an increase of $1.5 million and $11.6 million, respectively, in dry hole expense, as compared with the same periods in 1996.

      Oil and gas operations expense increased $14.1 million and $35.1 million, respectively, for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. The increases are due primarily to an increased number of properties as a result of the EDC Acquisition and new properties commencing production in the Gulf of Mexico.

      Depreciation, depletion and amortization (DD&A) expense increased 59 percent and 80 percent, respectively, for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. The unit rate of DD&A per barrel of oil equivalent (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $6.00 for the first six months of 1997, as compared to $5.11 for the same period of 1996. The increase in the unit rate per BOE is due to the purchase price allocation to the properties obtained in the EDC Acquisition which averaged $7.55 per BOE for the first six months of 1997, compared with Samedan's properties which average $5.50 per BOE for the same period. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $3.4 million and $7.8 million, respectively, was charged to DD&A for the three months and six months ended June 30, 1997 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

      Interest expense increased $7.9 million and $16.8 million for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. This increase resulted from the increased debt associated with the EDC Acquisition.

      Interest capitalized increased $1.0 million and $1.2 million, respectively, for the three months and six months ended June 30, 1997, as compared to the same periods in 1996. This increase resulted from construction projects for various properties located in the Gulf of Mexico.

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

      The Company participated in a joint effort with the Independent Petroleum Association of America ("IPAA") wherein Samedan was a party to a test case involving such a claim made with respect to a lease on Indian lands. In the U.S. District Court for the District of Columbia, Samedan and other plaintiffs challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain proceeds received by Samedan (and the other plaintiffs) with respect to a contract settlement. The district court ruled in favor of the MMS, and a judgment in the amount of $20,000 was awarded against Samedan. Samedan appealed this judgment, and on August 27 1996, the U.S. Court of Appeals for the District of Columbia overturned the U.S. District Court's decision. The appeals court decision ordered the MMS to cease its efforts to collect royalty from Samedan for any contract settlement that was not recoupable and in February 1997 the U.S. Department of Justice announced that it would not seek Supreme Court action to overturn the decision.

      On July 25, 1997, the U.S. District Court for the District of Columbia, ruling upon Samedan's and the IPAA's request for an injunction, affirmed with respect to Samedan that royalties are not owed on non-recoupable take-or-pay settlement payments and that the MMS is barred from taking actions in an effort to collect these royalties from Samedan (the "District Court Ruling"). The MMS has 60 days to appeal this order.

      Notwithstanding the District Court Ruling, other claims may be brought against Samedan by private landowners or, subject to the MMS appealing the District Court Ruling, by the Federal government, based upon other take-or-pay or contract settlements. There can be no assurance that Samedan will prevail on any similar claims which may be asserted against it based on other take-or-pay or contract settlements. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NOBLE AFFILIATES, INC.
                                                 (Registrant)




 Date     August 13, 1997                   /s/ WM. D. DICKSON
                                            ---------------------------------
                                            WM. D. DICKSON
                                            Vice President-Finance and Treasurer
                                            (Principal Financial Officer
                                            and Authorized Signatory)

                               INDEX TO EXHIBITS


                                                              Sequentially
Exhibit                                                           Numbered
Number          Exhibit                                               Page
-------         -------                                       ------------
4.1             Second Indenture Supplement,
                between the  Company and
                U.S. Trust Company of Texas,
                N.A. as Trustee, relating to
                $100,000,000 of the
                Company's 7 1/4% Senior
                Debentures Due 2097 dated as
                of August 1, 1997

27.1            Financial Data Schedule