Form 10-Q
period 1997-09-30
NOBLE AFFILIATES INC
filed 1997-11-12
CIK 72207

-------------------------------------------------------------------------------
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

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                  Yes  X    No
                                      ---      ---
Number of shares of common stock outstanding as of November 4, 1997:  56,898,538

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS
                       NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEET
                                (Dollars in thousands)

                                                (Unaudited)
                                               September 30,  December 31,
                                                    1997          1996
                                                -----------    -----------
ASSETS
Current Assets:
   Cash and short-term cash investments         $    77,729    $    94,768
   Accounts receivable-trade                        126,444        206,151
   Materials and supplies inventories                 3,042          4,489
   Other current assets                               9,115         11,395
                                                -----------    -----------
   Total Current Assets                             216,330        316,803
                                                -----------    -----------
   Property, Plant and Equipment                  2,741,571      2,571,964
   Less: accumulated depreciation,
         depletion and amortization              (1,203,325)    (1,000,200)
                                                -----------    -----------
                                                  1,538,246      1,571,764
                                                -----------    -----------

Other Assets                                         76,029         68,371
                                                -----------    -----------
   Total Assets                                 $ 1,830,605    $ 1,956,938
                                                -----------    -----------
                                                -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade                       $   142,019    $   143,408
   Other current liabilities                         28,684         75,736
   Current installments of long-term debt                           50,000
   Income taxes-current                              10,931         10,662
                                                -----------    -----------
   Total Current Liabilities                        181,634        279,806
                                                -----------    -----------
Deferred Income Taxes                               127,371        108,434
                                                -----------    -----------
Other Deferred Credits and Noncurrent Liabilities    59,181         50,603
                                                -----------    -----------
Long-term Debt                                      679,923        798,028
                                                -----------    -----------
Shareholders' Equity:
   Common stock                                     194,719        194,402
   Capital in excess of par value                   357,894        355,651
   Retained earnings                                245,301        185,432
                                                -----------    -----------
                                                    797,914        735,485
Less common stock in treasury
   (at cost, 1,524,900 shares)                      (15,418)       (15,418)
                                                -----------    -----------
   Total Shareholders' Equity                       782,496        720,067
                                                -----------    -----------
   Total Liabilities and Shareholders' Equity   $ 1,830,605    $ 1,956,938
                                                -----------    -----------
                                                -----------    -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                         Nine Months
                                                     Ended September 30,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
REVENUES:
    Oil and gas sales and royalties                $555,981       $396,149
    Gathering, marketing and processing             228,315        188,497(4)
    Other income                                      9,175          5,282
                                                   --------       --------

                                                    793,471        589,928
                                                   --------       --------

COSTS AND EXPENSES:
    Oil and gas exploration                          57,463         38,797
    Oil and gas operations                          122,060         83,595
    Gathering, marketing and processing             215,867        172,388(4)
    Depreciation, depletion and amortization        219,813        153,668
    Selling, general and administrative              36,353         32,671
    Interest                                         39,869         23,459
    Interest capitalized                             (3,872)        (1,343)
                                                   --------       --------

                                                    687,553        503,235
                                                   --------       --------

INCOME BEFORE TAXES                                 105,918         86,693

INCOME TAX PROVISION                                 39,226(1)      31,849(1)
                                                   --------       --------

NET INCOME                                         $ 66,692       $ 54,844
                                                   --------       --------
                                                   --------       --------
PRIMARY EARNINGS PER SHARE                         $   1.17(2)    $   1.09(2)
                                                   --------       --------
                                                   --------       --------

FULLY DILUTED EARNINGS PER SHARE                   $   1.17(3)    $   1.04(3)
                                                   --------       --------
                                                   --------       --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
REVENUES:
    Oil and gas sales and royalties                $170,999       $168,212
    Gathering, marketing and processing              60,983         66,410(4)
    Other income                                      2,367          1,311
                                                   --------       --------
                                                    234,349        235,933
                                                   --------       --------

COSTS AND EXPENSES:
    Oil and gas exploration                          22,019         18,342
    Oil and gas operations                           37,578         34,237
    Gathering, marketing and processing              57,773         61,493(4)
    Depreciation, depletion and amortization         70,785         70,742
    Selling, general and administrative              11,500         13,786
    Interest                                         12,402         12,783
    Interest capitalized                             (1,823)          (466)
                                                   --------       --------
                                                    210,234        210,917
                                                   --------       --------
INCOME BEFORE TAXES                                  24,115         25,016

INCOME TAX PROVISION                                  8,938(1)       9,710(1)
                                                   --------       --------
NET INCOME                                         $ 15,177       $ 15,306
                                                   --------       --------
                                                   --------       --------
PRIMARY EARNINGS PER SHARE                         $    .27(2)    $    .31(2)
                                                   --------       --------
                                                   --------       --------
FULLY DILUTED EARNINGS PER SHARE                   $    .27(3)    $    .29(3)
                                                   --------       --------
                                                   --------       --------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                       1997           1996
                                                     ---------      ---------
Cash Flows from Operating Activities:
  Net income                                         $  66,692      $  54,844
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization           219,813        153,668
    Amortization of undeveloped lease costs, net         2,983          4,558
    Increase in other deferred credits                  27,515         39,552
    (Increase) decrease in other                        (2,495)       (14,419)
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable          79,706          1,507
    (Increase) decrease in other current assets
     and inventories                                     3,538          3,839
    Increase (decrease) in accounts payable             (1,389)        31,471
    Increase (decrease) in other current liabilities   (46,784)        18,644
                                                     ---------      ---------
Net Cash Provided by Operating Activities              349,579        293,664
                                                     ---------      ---------
Cash Flows From Investing Activities:
    Acquisition of Energy Development Corporation                    (768,185)
    Capital expenditures                              (205,462)      (200,743)
    Proceeds from sale of property,
     plant and equipment                                14,601          3,036
                                                     ---------      ---------
Net Cash Used in Investing Activities                 (190,861)      (965,892)
                                                     ---------      ---------
Cash Flows From Financing Activities:
    Exercise of stock options                            2,561          4,516
    Cash dividends                                      (6,824)        (6,041)
    Repayment of bank debt                            (514,000)       (48,000)
    Proceeds from issuance of senior debt              342,506        800,000
                                                     ---------      ---------
Net Cash (Used In) Provided by
    Financing Activities                              (175,757)       750,475
                                                     ---------      ---------
Increase (Decrease) in Cash and Short-term
    Cash Investments                                   (17,039)        78,247
                                                     ---------      ---------
Cash and Short-term Cash Investments at
    Beginning of Period                                 94,768         12,429
                                                     ---------      ---------
Cash and Short-term Cash Investments at
    End of Period                                    $  77,729      $  90,676
                                                     ---------      ---------
                                                     ---------      ---------
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest (net of amount capitalized)             $  33,817      $  11,314
    Income taxes                                     $  18,415      $  11,500


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

    In the opinion of Noble Affiliates, Inc. ("Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996 and the cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(1)  INCOME TAX PROVISION

       For the nine months ended September 30:
                                                      (In thousands)
                                                    -------------------
                                                      1997      1996
                                                    --------   --------
       Current                                      $ 21,245   $ 15,597
       Deferred                                       17,981     16,252
                                                    --------   --------
                                                    $ 39,226   $ 31,849
                                                    --------   --------
                                                    --------   --------

       For the three months ended September 30:

                                                      (In thousands)
                                                    -------------------
                                                      1997      1996
                                                    --------   --------
       Current                                      $  8,956   $    865
       Deferred                                          (18)     8,845
                                                    --------   --------
                                                    $  8,938   $  9,710
                                                    --------   --------
                                                    --------   --------

(2) PRIMARY EARNINGS PER SHARE

    The primary earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period as follows:

                                                      (In thousands)
                                                    -------------------
                                                      1997      1996
                                                    --------   --------
       For the nine months ended September 30        56,863     50,356
       For the three months ended September 30       56,880     50,432

(3)  FULLY DILUTED EARNINGS PER SHARE

     The fully diluted earnings per share of common stock for the three months and nine months ended September 30, 1996 was computed using the "if converted method," assuming the Company's convertible debt was converted into additional outstanding shares of common stock at the beginning of the period. For the three months and nine months ended September 30, 1996 the weighted average number of shares of common stock outstanding using the if converted method was 57,221,000 and 57,146,000, respectively, and the increase in income related to the assumed reduction in after tax interest expense was $1,564,000 and $4,692,000, respectively. There was no dilution of earnings per share in the three months and nine months ended September 30, 1997.

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings per Share", No. 129 "Disclosure of Information about Capital Structure", No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the first half of 1997. Statement No. 128 and No. 129 are effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 130 and No. 131 are effective for 1998. The Company believes that its adoption of these statements at December 31, 1997 and for 1998 will not have a material effect on its financial statements.

(4)  RESTATEMENT TO CONFORM TO CURRENT YEAR PRESENTATION

     Gathering, marketing and processing revenues and expenses for the three month and nine month periods ended September 30, 1996 have been restated to conform to the current year presentation. This restatement had no effect on net income.

(5)  TRADING AND HEDGING ACTIVITIES

     The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, swaps, options and other contractual arrangements.

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

(6)  MINERALS MANAGEMENT SERVICE CLAIMS

     Samedan Oil Corporation ("Samedan"), a wholly owned subsidiary of the Company, has from time to time settled various claims against parties which failed to fulfill their contractual obligation to Samedan to purchase gas at fixed prices greater than market or pursuant to take-or-pay provisions. The Company's policy, which is consistent with general industry practice, is that amounts received in such settlements ("settlement payments") do not represent payment for gas produced and, therefore, are not subject to royalty payments. Property owners, including governmental authorities and private parties, have in recent years asserted claims against Samedan and other oil and gas companies for royalties on settlement payments.

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan (and the other plaintiffs). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. On August 27, 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). Samedan does not know whether the MMS will appeal this ruling.

     Notwithstanding the MMS Injunction, Samedan may be the subject of future legal actions by property owners claiming royalties on other settlement payments received by Samedan. There can be no assurance that Samedan will prevail in any such action. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

(7) SUBSEQUENT EVENT

     On November 3, 1997, the Company reported it had closed the previously-announced sale of its Canadian assets for $54 million (Canadian dollars). The Company also reported it plans to use $35 million (U.S. dollars) of the approximately $38 million (U.S. dollars) it received from the sale to reduce the outstanding balance under its bank line of credit.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment), and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this quarterly report on Form 10-Q and the other documents of the Company filed with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ACQUISITION OF ENERGY DEVELOPMENT CORPORATION

     On July 31, 1996, Samedan acquired all the outstanding common stock of Energy Development Corporation ("EDC"), a New Jersey corporation, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of July 1, 1996 between Samedan and Enterprise Diversified Holdings Incorporated, a New Jersey corporation and the sole stockholder of EDC (the "EDC Acquisition").

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

     In connection with the acquisition, the Company entered into a new $800,000,000 bank credit facility pursuant to a Credit Agreement (the "Credit Agreement") dated as of July 31, 1996 among the Company, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders, and Union Bank of Switzerland, Houston Agency, as agent for the lenders. The Credit Agreement provides for a $400,000,000 term loan, which has certain scheduled prepayments and a final maturity of July 31, 2001, and a $400,000,000 revolving credit facility with a final maturity of July 31, 2001. Borrowings of $800,000,000 under the Credit Agreement were used to fund the purchase price for EDC and, together with funds on hand, to repay $48,000,000 of outstanding indebtedness under the Company's then existing credit agreement was cancelled in connection with the repayment thereunder.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $349.6 million in the nine months ended September 30, 1997 from $293.7 million in the same period of 1996. Cash and short-term cash investments decreased from $94.8 million at December 31, 1996 to $77.7 million at September 30, 1997.

     On August 6, 1997, the Company issued $100 million aggregate principal amount of its 7 1/4% Senior Debentures Due 2097. The net proceeds from the sale, approximately $97.4 million, were used together with available cash to repay $125 million of the outstanding principal under the revolving loan under the Credit Agreement.

     Additionally, the Company issued $250 million aggregate principal amount of its 8% Senior Notes Due 2027 on April 7, 1997. Net proceeds of the issuance together with $104 million of available cash were used to repay the outstanding principal of $349 million plus accrued interest under the term loan under the Credit Agreement. The

Company repaid an additional $40 million on its Credit Agreement on June 3, 1997. Total long-term debt as of September 30, 1997 was $679.9 million.

     On November 3, 1997, the Company reported it had closed the previously-announced sale of its Canadian assets for $54 million (Canadian dollars). The Company also said it plans to use $35 million (U.S. dollars) of the approximately $38 million (U.S. dollars) it received from the sale to reduce the outstanding balance under the revolving loan under the Credit Agreement.

     The Company has expended approximately $205.5 million of its $344.5 million 1997 capital budget through September 30, 1997. The Company expects to fund internally its remaining 1997 capital budget through cash flows from operations. The Company's 1997 capital budget includes approximately $4.2 million for potential acquisitions of producing properties. The Company evaluates from time to time possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with any such opportunity.

     The Company's current ratio (current assets divided by current liabilities) was 1.19 at September 30, 1997 compared with 1.13 at December 31, 1996.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.7 million at September 30, 1997 and $19.3 million at December 31, 1996. Estimated gas imbalance liabilities were $26.7 million at September 30, 1997 and $21.7 million at December 31, 1996. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

     For the third quarter of 1997, the Company recorded net income of $15.2 million, or $.27 per share, compared to net income of $15.3 million, or $.31 per share in the third quarter of 1996. During the first nine months of 1997, the Company recorded net income of $66.7 million, or $1.17 per share, compared to net income of $54.8 million, or $1.09 per share, in the first nine months of 1996.

     Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, increased 10 percent and 55 percent, respectively, for the three months and nine months ended September 30, 1997, as compared with the same periods of 1996. The increase in sales is primarily due to a 35 percent increase in average daily production for the nine months ended September 30, 1997, and an 11 percent and 15 percent increase, respectively, in the average gas price for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996. The substantial increase in average daily production was primarily due to the Company's acquisition of EDC on July 31, 1996 and new properties coming on line in the latter part of 1996, primarily in the Gulf of Mexico.

     Oil sales decreased 10 percent and increased 19 percent, respectively, for the three months and nine months ended September 30, 1997, as compared with the same periods in 1996. The primary reason for the increased sales was a 20 percent increase in average daily production for the nine months ended September 30, 1997. The primary reasons for the decreased sales were an average oil price decrease of 9 percent for the three months ended September 30, 1997 and a flat price for the nine months ended September 30, 1997, as compared with the same periods in 1996.

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

     During the third quarter of 1997, the Company had natural gas hedging contracts that hedged approximately 21 percent of its average daily production. The net effect of these hedges was a $.06 per MCF reduction in the average natural gas price for the third quarter. Hedges for October 1997 through December 1997, which average approximately 19 percent of the Company's estimated average daily natural gas production, were not closed at September 30, 1997. The Company also had various crude oil hedging contracts that hedged approximately 20 percent of its average daily production during the third quarter of 1997. The net effect of these hedges was a $.03 per BBL decrease in the average crude oil price for the third quarter. Hedges for October 1997 through December 1997, which average approximately 18 percent of the Company's estimated average daily crude oil production, were not closed at September 30, 1997. For the nine months ended September 30, 1997, the net effect of natural gas hedging was an $.11 per MCF reduction in the average natural gas price. For the same period, the net effect of crude oil hedging was a $.21 per BBL reduction in the average crude oil price.

     The Company records hedging gains and losses, as applicable, related to its oil and gas production in oil and gas sales and royalties in the periods in which the related contract is completed.

     In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the third quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 394,000 MMBTU's of gas per day, which resulted in a loss of $785,000 for the third quarter of 1997. Hedges for October 1997 through October 1998, which range from 645 MMBTU's to 538,384 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 1997. During the third quarter of 1996, NGM had hedging transactions with broker-dealers that represented approximately 303,000 MMBTU's of gas per day at prices ranging from $1.66 to $2.67 per MMBTU. NGM records hedging gains and losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     Certain selected oil and gas operating statistics follow:

                                          For the three months       For the nine months
                                           ended September 30,        ended September 30,
                                        ------------------------   -------------------------
                                            1997         1996           1997          1996
                                        ----------   ----------    ----------     ----------
Oil revenues (in thousands)             $   57,854   $   64,169    $  186,843     $  156,704
Average daily oil production - BBLS         38,232       38,366        38,751         32,268
Average oil price per BBL               $    16.91   $    18.59    $    18.11     $    18.18
Gas revenue (in thousands)              $  109,155   $   99,613    $  355,583     $  229,536
Average daily gas  production - MCFS       537,050      546,269       571,754        422,325
Average gas price per MCF               $     2.26   $     2.03    $     2.33     $     2.03

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

     Oil and gas exploration expense increased $3.7 million and $18.7 million, respectively, for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996. This increase is primarily attributable to an increase in seismic, lease rental and other exploration related expenses offset by a decrease in dry hole expense for the three months, and an increase in seismic and dry hole expenses for the nine months ended September 30 1997, as compared with the same periods in 1996.

     Oil and gas operations expense increased $3.3 million and $38.5 million, respectively, for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996. The increases are due primarily to an increased number of producing properties as a result of the EDC Acquisition and new properties commencing production in the Gulf of Mexico.

     Depreciation, depletion and amortization (DD&A) expense was flat for the three months ended September 30, 1997 and increased 43 percent for the nine months ended September 30, 1997, as compared to the same periods in 1996. The unit rate of DD&A per barrel of oil equivalent (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $6.01 for the first nine months of 1997, as compared to $5.46 for the same period of 1996. The increase in the unit rate per BOE is due to the purchase price allocation to the properties obtained in the EDC Acquisition which averaged $7.32 per BOE for the first nine months of 1997, compared with Samedan's properties which averaged $5.61 per BOE for the same period. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $3.3 million and $10.2 million, respectively, was charged to DD&A for the three months and nine months ended September 30, 1997 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest expense decreased $.4 million and increased $16.4 million for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996. The year to date increase resulted from the increased debt associated with the EDC Acquisition.

     Interest capitalized increased $1.4 million and $2.5 million, respectively, for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996. This increase resulted from construction projects for various properties located in the Gulf of Mexico.

FUTURE TRENDS

     Samedan has from time to time settled various claims against parties which failed to fulfill their contractual obligation to Samedan to purchase gas at fixed prices greater than market or pursuant to take-or-pay provisions. The Company's policy, which is consistent with general industry practice, is that amounts received in such settlements ("settlement payments") do not represent payment for gas produced and, therefore, are not subject to royalty payments. Property owners, including governmental authorities and private parties, have in recent years asserted claims against Samedan and other oil and gas companies for royalties on settlement payments.

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan (and the other plaintiffs). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. On August 27, 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). Samedan does not know whether the MMS will appeal this ruling.

     Notwithstanding the MMS Injunction, Samedan may be the subject of future legal actions by property owners claiming royalties on other settlement payments received by Samedan. There can be no assurance that Samedan will prevail in any such action. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NOBLE AFFILIATES, INC.
                                            (Registrant)



Date  November 12, 1997                /s/ WM. D. DICKSON
    --------------------------         --------------------------------------
                                       WM. D. DICKSON
                                       Vice President-Finance and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                                  INDEX TO EXHIBITS


  Exhibit
  Number       Exhibit
  -------      -------
   27.1        Financial Data Schedule