Form 10-K
period 1997-12-31
NOBLE AFFILIATES INC
filed 1998-03-18
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ------------------------------

                                    FORM 10-K

          (Mark One)

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

              (Registrant's telephone number, including area code)
                                 (580) 223-4110

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
                Preferred Stock Purchase Rights                             New York Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

     Aggregate market value of Common Stock held by nonaffiliates as of February 17, 1998: $1,918,000,000.

     Number of shares of Common Stock outstanding as of February 17, 1998:
56,958,238.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                      PART I.

Item 1.       Business....................................................................................    1

              General.....................................................................................    1

              Oil and Gas.................................................................................    1

                  Exploration Activities..................................................................    2

                  Production Activities ..................................................................    4

                  Acquisitions of Unproved Properties.....................................................    5

                  Marketing...............................................................................    5

                  Regulations and Risks...................................................................    6

                  Competition.............................................................................    7

              Employees...................................................................................    7

Item 2.       Properties..................................................................................    8

              Offices.....................................................................................    8

              Oil and Gas.................................................................................    8

Item 3.       Legal Proceedings...........................................................................   15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................   16

              Executive Officers of the Registrant........................................................   16

                                                     PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................   18

Item 6.       Selected Financial Data.....................................................................   19

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......   20

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................   27

Item 8.       Financial Statements and Supplementary Data.................................................   28

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   51

                                                     PART III.

Item 10.      Directors and Executive Officers of the Registrant..........................................   52

Item 11.      Executive Compensation......................................................................   52

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................   52

Item 13.      Certain Relationships and Related Transactions..............................................   52

                                                     PART IV.

Item 14.      Financial Statement Schedules, Exhibits and Reports on Form 8-K.............................   53

                                     PART I


ITEM 1.       BUSINESS.

         Part I and Part II of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K and the documents incorporated herein by reference regarding the Company's estimates of oil and gas reserves and the future net cash flows attributable thereto, anticipated capital expenditures, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this Annual Report on Form 10-K and the other documents of the Company filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

         Noble Affiliates, Inc. is a Delaware corporation organized in 1969. The Registrant is principally engaged, through its subsidiaries, in the exploration, production and marketing of oil and gas.

         In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries, "Samedan" refers to Samedan Oil Corporation and its subsidiaries, "EDC" refers to Energy Development Corporation and its subsidiaries, "NGM" refers to Noble Gas Marketing, Inc. and its subsidiary, and "NTI" refers to Noble Trading, Inc. Samedan's subsidiaries include EDC. In this report, quantities of oil are expressed in barrels ("BBLS"); and quantities of natural gas are expressed in thousands of cubic feet ("MCF"), millions of cubic feet ("MMCF"), billions of cubic feet ("BCF"), trillions of cubic feet ("TCF"), million British Thermal Units ("MMBTU"); or barrel of oil equivalent ("BOE") converting gas to oil at six thousand cubic feet of gas to one barrel of oil.

OIL AND GAS

         The Company's wholly owned subsidiary, Samedan, has been engaged in the exploration, production and marketing of oil and gas since 1932. Samedan has exploration, exploitation and production operations in nine prominent areas: four domestic areas and five international areas. The domestic areas consist of: offshore in the Gulf of Mexico, the Gulf Coast (Texas and Louisiana), the Mid Continent (Oklahoma and Southern Kansas), and the Rocky Mountain division (Colorado, Montana, North Dakota, Wyoming and California). The international areas of operations include Argentina, China, Ecuador, Equatorial Guinea and the U.K. Sector of the North Sea. For more information regarding Samedan's oil and gas properties, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         The Company's wholly owned, indirect subsidiary, EDC, was acquired on July 31, 1996, when Samedan purchased all of the outstanding common stock of EDC, previously a wholly owned, indirect subsidiary of Public Services Enterprise Group Incorporated. The consolidated financial statements of the Registrant (Item 8. of this Form 10-K) include EDC from and after July 31, 1996, unless otherwise indicated.

         During 1997, the Registrant sold its Canadian operations. The consolidated financial statements of the Registrant (Item 8. of this Form 10-K) include the Canadian operations throughout the year. There will be no Canadian operations in 1998.

         The Company's wholly owned subsidiary, NGM, markets the Company's natural gas as well as third-party gas. For more information regarding NGM's operations, see "Item 1. Business--Oil and Gas--Marketing" of this Form 10-K. The Company's wholly owned subsidiary, NTI, markets a portion of the Company's oil as well as third-party oil. For more information regarding NTI's operations, see "Item 1. Business--Oil and Gas--Marketing" of this Form 10-K.

         Exploration Activities

         Samedan, by itself or through various arrangements with others, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities, including geophysical and geological evaluation and exploratory drilling on properties for which it acquired such exploration rights.

         Gulf of Mexico. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf of Mexico (offshore Texas and Louisiana) since 1968. Generally, properties in the Gulf of Mexico are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties. The Company's current production in the Gulf of Mexico is derived from 282 wells operated by Samedan and 525 wells operated by others. During the past 29 years, Samedan has drilled or participated in the drilling of 833 gross wells in the Gulf of Mexico. At December 31, 1997, the Company held offshore federal leases covering 908,261 gross undeveloped acres in the Gulf of Mexico, with expiration dates ranging from 1998 to 2007, on which the Company currently intends to conduct future exploration activities.

         Gulf Coast. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties on the Gulf Coast (onshore Louisiana and Texas) since the 1930's. The Company's current production in the Gulf Coast areas is derived from 428 wells operated by Samedan and 2,391 wells operated by others. Properties in the Gulf Coast area are characterized by gas reservoirs with strong production rates and oil fields with primary and secondary recovery operations which tend to deplete more gradually than the Company's offshore properties. At December 31, 1997, the Company held 245,260 gross undeveloped acres in the Gulf Coast area on which the Company currently intends to conduct future exploration activities.

         Mid Continent. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Mid Continent region (Oklahoma and Southern Kansas) since 1932. The Company's current oil and gas production in the Mid Continent is derived from 435 wells operated by Samedan and 1,198 wells operated by others. Reservoirs in the Mid Continent region tend to be characterized by stable oil and gas production from primary and secondary recovery operations. These reservoirs tend to produce for longer periods compared to the Company's offshore properties. At December 31, 1997, the Company held 76,443 gross undeveloped acres in the Mid Continent area on which the Company currently intends to conduct future exploration activities.

         Rocky Mountain. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Rocky Mountain division (Colorado, Montana, North Dakota, Wyoming and California) since 1960. The Company's current production in the Rocky Mountain division is derived from 945 wells operated by Samedan and 786 wells operated by others. Reservoirs in the Rocky Mountain division are primarily characterized by oil and gas production from primary recovery, secondary recovery and horizontally drilled wells. The Rocky Mountain division has two unitized gas fields with an estimated reserve life of 50 years. At December 31, 1997, the Company held 252,857 gross undeveloped acres in the Rocky Mountain division on which it currently intends to conduct future exploration activities.

         Argentina. Samedan, through its subsidiary EDC, has been actively engaged in exploration, exploitation and development of oil and gas properties in Argentina since acquiring EDC in 1996. The Company's properties are located in southern Argentina in the El Tordillo Field, which is characterized by secondary recovery oil production from a 10,000 acre reservoir. There appear to be other exploitation opportunities within the field which the Company intends to pursue in future programs. At December 31, 1997, the Company held 28,988 gross developed acres and 85,760 gross undeveloped acres in Argentina, with an expiration date of 2016, on which the Company currently intends to conduct future exploration activities.

         China. Samedan, through its subsidiary EDC, has been actively engaged in exploration and development of oil and gas properties in China since acquiring EDC in 1996. The Company has four concessions in Bo Hai Bay, offshore China. The Company was approved to operate two of the concessions by the Chinese government in 1997. These concessions, Cheng Dao Xi and Cheng Zi Kou, are contiguous and adjoin non-owned production in the southern portion of Bo Hai Bay. The other two concessions, Laopu and Getuo, are located in the northern portion of Bo Hai Bay. At December 31, 1997, the Company held 316,676 gross undeveloped acres in China, on which the Company currently intends to conduct future exploration activities.

         Ecuador. Samedan, through its subsidiary EDC, has been actively engaged in exploration and development of oil and gas properties in Ecuador since acquiring EDC in 1996. The Company's presence in Ecuador is primarily in the Amistad gas field (Offshore Ecuador) which was discovered in 1970. The concession, which covers 864,126 gross acres and encompasses the Amistad field, was awarded to EDC in 1996 by the Ecuadorian government.

         Equatorial Guinea. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties Offshore Equatorial Guinea (West Africa) since 1990. The primary Offshore Equatorial Guinea production is from the Alba field. The field produces approximately 2,300 net BBLS per day of condensate. The field also has a sizable gas reserve which will be utilized as feedstock by the Company's methanol plant (see Item 2. of this Form 10-K) that is currently in the preliminary stages of development. The plant will be capable of producing 2,500 metric tons of methanol per day which is equivalent to approximately 20,000 BBLS per day. Based on reserve estimates, the Alba field can deliver gas sufficient for the plant to operate for 30 years. At December 31, 1997, the Company held 26,651 gross developed acres and 284,000 gross undeveloped acres Offshore Equatorial Guinea, on which the Company currently intends to conduct future exploration activities.

         U.K. Sector of the North Sea. Samedan, through its subsidiary Brabant Petroleum Limited ("Brabant"), has been actively engaged in exploration, development and production of oil and gas properties in the U.K. Sector of the North Sea since acquiring EDC in 1996. The Company's current production in the U.K. Sector of the North Sea is derived from seven non-operated fields, of which three are oil fields in the northern portion of the North Sea and four are gas fields in the southern gas basin. The seven fields comprise a total of 116 producing wells. The Company's total average daily production from these interests for 1997 was 2,400 BBLS of oil per day and 14,000 MCF of gas per day.

         When acquired in July 1996, the Brabant interests were producing 8.7 MMCF of gas per day. At year end 1997, production had increased by 200 percent to 26.1 MMCF per day and proven gas reserves had increased 6.6 percent to 47.3 BCF. Oil reserves at the end of 1997 were seven million BBLS. Key oil fields are Buchan, Claymore and Forties. Key gas fields are Guinevere, Lancelot, Pickerill and Windermere.

         At December 31, 1997, the Company held 125,107 gross developed acres and 533,816 gross undeveloped acres, with expiration dates ranging from 1999 to 2020, on which the Company intends to conduct future exploration activities.

         Production Activities

         Operated Property Statistics. The percentage of oil and gas wells operated and the percentage of sales volume from operated properties are shown in the following table as of December 31:

                                          1997                       1996                      1995
                                 -------------------------------------------------------------------------
(In percentages)                     Oil          Gas          Oil           Gas          Oil          Gas
----------------------------------------------------------------------------------------------------------
Operated well count basis           15.1         60.8         22.4          57.4         19.1         56.8
Operated sales volume basis         48.8         63.5         56.6          68.3         54.5         64.6

         Net Production. The following table sets forth Samedan's net production including royalty and working interest of oil and natural gas, for the three years ended December 31:

                                             1997                       1996                     1995
-----------------------------------------------------------------------------------------------------
Oil Production
   (million BBLS)                            14.0                       12.6                      9.3
Gas Production
   (BCF)                                    206.4                      171.8                     99.4

         Oil and Gas Equivalents. The following table sets forth Samedan's net production stated in oil and gas equivalents, for the three years ended December 31:

                                             1997                       1996                     1995
-----------------------------------------------------------------------------------------------------
Total Oil Equivalents
   (million BBLS)                            48.4                       41.3                     25.9
Total Gas Equivalents
   (BCF)                                    290.4                      247.6                    155.5

         Oil and Gas Wells. The number of productive oil and gas wells in which Samedan held an interest as of December 31, 1997, 1996 and 1995 were as follows:

                                      1997(1)(2)(3)               1996(1)(3)                1995(1)(3)
                               ---------------------------------------------------------------------------
                                   Gross          Net        Gross           Net        Gross          Net
OIL WELLS
   United States - Onshore       4,614.5        881.4      4,607.0         860.8      3,554.5        796.0
   United States - Offshore        327.0        140.3        343.0         151.1        256.5        110.9
   International                   549.0         58.5        629.0          91.8        126.0         41.9
                               ---------------------------------------------------------------------------
Total                            5,490.5      1,080.2      5,579.0       1,103.7      3,937.0        948.8
                               ---------------------------------------------------------------------------

GAS WELLS
   United States - Onshore       1,568.5        920.9      1,476.0         847.2      1,346.5        765.6
   United States - Offshore        480.0        176.6        530.0         186.9        432.5        166.0
   International                    25.0          1.9         89.0          32.6         74.0         18.9
                               ---------------------------------------------------------------------------
Total                            2,073.5      1,099.4      2,095.0       1,066.7      1,853.0        950.5
                               ---------------------------------------------------------------------------


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

    (2) The reduction in gross international wells from December 31, 1996 to December 31, 1997 was a result of the sale of the Company's Canadian oil and gas operations during 1997.

    (3) One or more completions in the same bore hole is counted as one well in the table above. The following table summarizes multiple completions and non-producing wells as of December 31 for the years shown. Included in wells not producing are wells awaiting additional action, pipeline connections or shut-in for various reasons.

                                 1997                       1996                      1995
                       --------------------------------------------------------------------------
                          Gross          Net        Gross           Net        Gross          Net
-------------------------------------------------------------------------------------------------
MULTIPLE COMPLETIONS
      Oil                  24.5         18.1         21.0          14.4         28.0         18.2
      Gas                  48.5         21.6         47.0          23.6         46.0         19.4

NOT PRODUCING (SHUT-IN)
      Oil               1,017.0        127.3      1,086.0         136.7        824.0        131.8
      Gas                  79.5         50.1         63.5          32.0         81.0         42.7

         Samedan spent approximately $3.9 million in 1997 on the purchase of producing oil and gas properties. Approximately $687 million of the EDC purchase price was allocated to producing properties in 1996, and $43.7 million was spent to purchase producing properties in 1995.

         Acquisitions of Unproved Properties

         During 1997, Samedan spent approximately $19.8 million on acquisitions of unproved properties. These properties were acquired primarily through domestic onshore lease acquisitions, various offshore lease sales and international concession negotiations.

         Marketing

         NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and accumulating gas to be sold to gas marketers and pipelines. During 1997, approximately 47 percent of NGM's total sales were to end users. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells or from other producers' properties in which the Company may not own an interest. NGM, through its wholly owned subsidiary, Noble Gas Pipeline, Inc., engages in the installation, purchase and operation of gas gathering systems.

         Samedan and EDC have gas sales contracts with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM. Sales, including hedging transactions, are recorded as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan, EDC and third parties. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

         Oil produced by the Company is sold to purchasers in the United States and foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and trucks to gatherers, transportation companies and end users. NTI markets a portion of the Company's oil as well as certain third-party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues and records cost of sales in gathering, marketing and processing costs. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

         Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average oil price decreased from $18.28 per BBL in 1996 to $17.86 per BBL in 1997. Due to the volatility of oil and gas prices, the Company, from time to time, has used hedging and may do so in the future as a means of controlling its exposure to price changes. The Company's average oil price reflected a reduction of $.19 per BBL in 1997 and $2.35 per BBL in 1996, from hedging oil production.

         Substantial competition in the natural gas marketplace continued in 1997. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The Company's average gas price increased from $2.17 per MCF in 1996 to $2.48 per MCF in 1997. Due to the volatility of oil and gas prices, the Company, from time to time, has used hedging and may do so in the future as a means of controlling its exposure to price changes. The Company's average gas price for 1997 and 1996 reflected a reduction of $.12 and $.33 per MCF, respectively, from hedging gas production.

         The largest single non-affiliated purchaser of the Company's oil in 1997 accounted for approximately 25 percent of its oil sales, and the five largest purchasers accounted for approximately 63 percent of total oil sales. The largest single non-affiliated purchaser of the Company's gas in 1997 accounted for approximately two percent of its gas sales, and the five largest purchasers accounted for approximately six percent of total gas sales. The Company does not believe that its loss of a major oil or gas purchaser would have a material effect on the Company.

         Regulations and Risks

         General. Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste and pollution, and protection of the environment. Laws affecting the oil and gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Numerous governmental departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects the Company's profitability.

         Natural Gas. The natural gas industry has been regulated under the Natural Gas Act and the Natural Gas Policy Act of 1978 (the "NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, price ceilings were eliminated over a transition period which ended on January 1, 1993.

         Certain Risks. In Samedan's exploration operations, losses may occur before any accumulation of oil or gas is found. If oil or gas is discovered, no assurance can be given that sufficient reserves will be developed to enable Samedan to recover the costs incurred in obtaining the reserves or that reserves will be developed at a rate sufficient to replace reserves currently being produced and sold. Samedan's international operations are also subject to certain political, economic and other uncertainties including, among others, risk of war, expropriation, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over areas in which Samedan conducts operations.

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

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability on certain classes of persons that contributed to the release or threatened release of a hazardous substance into the environment or that own or operate facilities or vessels onto or into which hazardous substances are disposed. The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder regulate hazardous waste, including its treatment, storage and disposal. CERCLA currently exempts crude oil, and RCRA currently exempts certain oil and gas exploration and production drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substances and hazardous wastes. Samedan's operations, however, may involve the use or handling of other materials that may be classified as hazardous substances and hazardous wastes, and therefore, these statutes and regulations promulgated under them would apply to Samedan's generation, handling and disposal of these materials. In addition, there can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

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

         The availability of a ready market for Samedan's oil and gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide oil and gas production, the costs and availability of alternative fuels, the costs and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the costs of complying with applicable environmental regulations.

EMPLOYEES

         During the year, the total number of employees of the Company increased nine percent from 563 at December 31, 1996, to 614 at December 31, 1997.

ITEM 2.       PROPERTIES.

OFFICES

         The principal executive office of the Company is located at 110 West Broadway, Ardmore, Oklahoma 73401. The principal office of Samedan is in Ardmore, Oklahoma. Samedan also maintains offices in Oklahoma City, Houston, Denver, United Kingdom, China and Ecuador. Samedan maintains three separate offices in Houston for its international, offshore and onshore oil and gas operations. NGM's office is located in Houston, Texas and NTI's office is located in Ardmore, Oklahoma.

OIL AND GAS

         Samedan, by itself or through various arrangements with others, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities, including geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired such exploration rights. During 1997, Samedan drilled or participated in the drilling of 384 gross (210.6 net) wells, comprised of 38 gross (7.7 net) international wells and 346 gross (202.9 net) domestic wells. Additionally, Samedan completed 87 square miles of 3-D and 145 miles of 2-D seismic programs in the Amistad field, Ecuador and two 3-D seismic programs covering 140 blocks in the Gulf of Mexico. For more information regarding Samedan's oil and gas properties, see "Item 1. Business -- Oil and Gas" of this Form 10-K.

         Gulf of Mexico. In the Gulf of Mexico during 1997, Samedan drilled or participated in the drilling of 72 gross wells, 24 exploratory wells (10.99 net) and 48 development wells (22.28 net) in federal and state waters offshore Texas and Louisiana. Of the 72 gross wells, 60 wells (27.50 net) were completed as productive and 12 wells (5.76 net) were abandoned as dry holes. Samedan acquired 24 federal and seven state leases, in the offshore Gulf of Mexico sales during 1997. The Company intends to remain active in these areas of the Gulf of Mexico.

         During 1997, a platform drilling rig was utilized on Samedan's 100 percent owned Main Pass 306 E platform, drilling five wells which were being completed at year end. The wells are expected to deliver approximately 1,000 BBLS of oil per day when fully operational.

         Six wells were drilled in Samedan's 50 percent owned Vermilion 279 field during 1997. The wells logged oil and gas pay ranging from 61 to 230 feet in multiple zones. The field was producing approximately 3,500 BBLS of oil and 50 MMCF of gas per day from eight wells at year end 1997. Two additional wells remain to be completed, and a third well was being drilled at year end 1997. During 1998, Samedan expects to drill three additional wells in the field.

         Samedan drilled three wells in its East Cameron 331/332 field in which it owns a 70.4 percent interest. At year end 1997, the A-16 well reached its target depth encountering approximately 87 feet of oil and gas pay in five zones. The well is expected to be completed in 1998. During 1998, Samedan expects to drill one additional well in the field.

         At the South Timbalier 195 field, owned 100 percent, Samedan drilled three wells. One well had been completed at year end 1997, and the remaining two wells are scheduled to be completed in early 1998. The wells are expected to deliver approximately 45 MMCF of gas per day when fully operational. At year end 1997, Samedan was preparing to drill one additional well, the A-7.

         Samedan installed a 3.5 mile pipeline in the South Timbalier production area in December 1997. The pipeline will allow for the flow of more gas from the production area by reducing the pipeline pressure and increasing pipeline capacity.

         Drilling and completion operations were underway at year end on Samedan's 50 percent owned Main Pass 261 lease. The field contains three wells; two of which are completed and awaiting production facilities. The third well was drilling at year end 1997. Two additional wells are projected to be drilled in 1998. Production facilities are expected to be operational in the second quarter of 1998. When fully operational, the field is projected to produce approximately 40 MMCF of gas and 1,000 BBLS of oil per day, net to Samedan's interest.

         Samedan drilled a successful infill well in its Ship Shoal 315 field. The 100 percent owned A-1 Sidetrack well encountered approximately 62 feet of pay in two zones. At year end 1997, the well was producing approximately 1,100 BBLS of oil and 12 MMCF of gas per day.

         Samedan made a gas discovery on its 67 percent owned South Timbalier 220 lease during 1997. The discovery well encountered approximately 229 feet of pay as determined by electric logs. Development plans include drilling an additional well and installing production facilities. Initial production of approximately 15 MMCF of gas and 150 BBLS of oil per day, net to Samedan's interest, is projected to begin in the third quarter of 1998.

         Development is underway on Samedan's 25 percent owned East Cameron 371/381 field which was a gas discovery in 400 feet of water. Completion operations on the two wells drilled and production facilities are scheduled to be finished in the second quarter of 1998. Two additional wells are scheduled to be drilled in 1998. Production from the field is expected to be approximately 22 MMCF of gas and 200 BBLS of oil per day, net to Samedan's interest.

         An oil discovery was made on Vermilion 379 which is 25 percent owned by Samedan and located in 325 feet of water. The discovery well was drilled to a measured depth of 6,253 feet and logged 60 feet of apparent pay in one zone. Development plans include drilling five additional wells and installing production facilities. Initial production is expected to commence in the second quarter of 1999.

         At Viosca Knoll 864, Samedan participated with a 35 percent working interest in a discovery well which logged approximately 200 feet of oil pay in five zones. The well is located in approximately 1,460 feet of water and tested oil rates as high as 4,350 BBLS of oil per day. Evaluation of the estimated development costs and potential reservoir size were underway at year end 1997.

         Gulf Coast. During 1997, a productive well was drilled in Samedan's
23.2 percent owned Kaplan field, Vermilion Parish, Louisiana. The well was completed in the Camerina sand at approximately 16,810 feet. At year end 1997, the well was producing approximately 20 MMCF of gas and 800 BBLS of condensate per day. During 1998, Samedan anticipates participating in the drilling of three additional wells in the field.

         Samedan successfully recompleted the Glenn #3 well in the South Lake Arthur gas field, Vermilion Parish, Louisiana. The well was plugged back to the Miogyp sand at 16,735 feet and was flowing 13.7 MMCF of gas per day at year end 1997.

         Samedan also has a deep gas prospect lying beneath the South Lake Arthur field which encompasses approximately 5,000 acres. In order to test the deep prospective zone Samedan expects to drill a 20,000 foot test well in 1998.

         In South Texas, seven wells were drilled in Samedan's 100 percent owned Rincon field, located in Starr County. The wells were completed in the Rincon or Vicksburg sands. During 1998, five wells are expected to be drilled.

         Mid Continent. Samedan is actively drilling wells in its multiple objective Washita Mountain Front play in Beckham County, Oklahoma. Samedan participated in drilling eight wells during the year and each encountered 30 to 250 feet of oil and gas pay in multiple zones, as determined from electric logs. Samedan owns approximately 40 percent in 26,000 gross acres in the prospect. During 1998, Samedan expects to participate in drilling 15 wells. Additionally, Samedan has a 45 percent participation interest in a 3-D seismic program covering 227 square miles within this area.

         Rocky Mountain. Samedan drilled 100 wells in its Bowdoin gas field located in Phillips and Valley counties, Montana. The wells were completed in the field pay, but also encountered a new shallow pay zone in the Niobrara formation. Gas from the field is sold under a long-term contract in which the price escalates monthly through May 2007. At year end 1997, the price was $4.31 per MMBTU.

         In Dawson County, Montana, Samedan kept a drilling rig engaged throughout 1997, drilling horizontal oil wells in its Deer Creek prospect. Seven wells were drilled in the field during 1997, including five wells that had multiple lateral well bores. The typical well in the field stabilizes production at approximately 100 BBLS of oil per day. Samedan owns a 75 percent working interest in the prospect and anticipates keeping a rig active throughout 1998.

         Argentina. Throughout 1997, two drilling rigs were utilized for expanding infill drilling in the El Tordillo oil field. At year end 1997, a third rig was placed in service to accelerate the drilling program. Twenty-six wells were completed in the main field during the year and drilling to a prospective deeper horizon was in process at year end. Samedan owns 13.7 percent interest in the El Tordillo field which in 1997 produced an average of 2,800 BBLS of oil per day, net to Samedan's interest.

         China. Samedan opened its Beijing, China office during 1997 to operate its existing exploration activities and seek additional opportunities. Samedan currently owns and operates the Cheng Dao Xi and Cheng Zi Kou concessions in the southern portion of Bo Hai Bay, China. Samedan also owns a one-third interest in the Laopu and Getuo concessions located in the northern portion of Bo Hai Bay. During 1997, Samedan drilled a dry hole on the Laopu concession.

         Drilling plans for 1998 include three wells on the Cheng Dao Xi concession and one well on the Getuo concession. It is anticipated that a drilling rig will be available during the second quarter of 1998 and two of the Cheng Dao Xi wells will be drilled consecutively. If successful, Samedan intends to present a development plan to the Chinese government for the Cheng Dao Xi field during 1998.

         Ecuador. In 1997, Samedan opened an office in Guayaquil, Ecuador to manage the activities of its 864,126 acre offshore concession. The concession includes the Amistad gas field which was discovered in 1970, but was never developed. Additionally, during the year Samedan completed an 87 square mile 3-D seismic program on the Amistad gas field and a 145 mile 2-D seismic program within the concession. Samedan's Ecuador staff is focused on developing a gas market for the Amistad field. The best prospect appears to be supplying fuel to electric power plants. Ecuador's existing plants currently burn imported diesel or bunker fuel. Samedan is negotiating with the government and power producers to determine a mutually beneficial price and deliverability arrangement.

         Equatorial Guinea. Samedan will be participating, with a 35 percent expense interest, in a joint venture to construct a methanol plant in Equatorial Guinea. The plant is estimated to cost $317 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The plant will use the gas from Samedan's 35 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at $.25 per MMBTU. The construction contract stipulates that first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

         As a result of developing an economic market for the Alba gas through the methanol plant, Samedan added 322.2 BCF of gas to its proved reserves in 1997. Based upon its cash flow projections from methanol sales with the $.25 per MMBTU wellhead price, Samedan expects to realize a blended value of approximately $3.83 per MCF for its gas production from the Alba field. Based upon reserve estimates, the Alba field can deliver sufficient gas for the plant to operate for 30 years. In conjunction with the plant investment, the Alba field owners are evaluating a plan to drill additional wells, install a platform and construct a pipeline system. The plan includes evaluating gas reinjection which would accelerate condensate production. During 1997, the Alba field produced approximately 2,300 BBLS of condensate per day, net to Samedan's interest.

         U.K. Sector of the North Sea. Production commenced from Samedan's 20 percent owned Windermere property in mid 1997. The field, located in the southern gas basin of the North Sea, was producing 13.1 MMCF of gas per day at year end, net to Samedan's interest.

         Development operations are underway for Samedan's 25 percent owned Malory field which is also located in the southern gas basin of the North Sea. Samedan estimates the production will commence in the fourth quarter of 1998. Samedan's projected share of production will be approximately 7.5 MMCF per day. At year end 1997, Samedan was drilling an exploratory well on the Goldeneye prospect in the North Sea.

         Oil and Gas Reserves and Standardized Measure. The following table summarizes the estimated proved oil and gas reserves of Samedan and the standardized measure of discounted future net cash flows attributed thereto, as of December 31, 1997, 1996 and 1995. Additional information is contained in "Item 8. Financial Statements and Supplementary Data--Supplemental Oil and Gas Information (Unaudited)" of this Form 10-K, and incorporated herein by reference.

                                        1997                             1996                        1995
                        --------------------------------  -----------------------------  ---------------------------
(dollars in millions)         U.S.     Int'l       TOTAL       U.S.    Int'l      TOTAL      U.S.    Int'l     TOTAL
--------------------------------------------------------------------------------------------------------------------
PROVED RESERVES:
  Natural gas and
  casinghead
  gas (MMCF)             1,107,158   375,057   1,482,215  1,079,607   76,643  1,156,250   818,301   32,038   850,339

  Crude oil and
  condensate (BBLS
  in thousands)             89,065    41,798     130,863     82,317   33,430    115,747    70,907   13,101    84,008

STANDARDIZED MEASURE
  OF DISCOUNTED FUTURE
  NET CASH FLOWS            $1,063      $289      $1,352     $1,967     $255     $2,222    $1,173     $101    $1,274

         Samedan has less than five percent of its oil and gas sales volumes committed to long-term supply contracts and has no similar agreements with foreign governments or authorities in which Samedan acts as producer as of year end 1997.

         Since January 1, 1997, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration (the "EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

         At January 30, 1998, Samedan was drilling 32 gross (15.9 net) exploratory wells, and 15 gross (6.6 net) development wells. These wells are located onshore in the United States in California, Colorado, Louisiana, North Dakota, Oklahoma, Texas, Wyoming, Offshore Gulf of Mexico and internationally in Argentina and the U.K. Sector of the North Sea. These wells have objectives ranging from approximately 3,700 to 18,000 feet. The estimated drilling cost to Samedan of these wells is approximately $42.7 million if all are dry and approximately $61 million if all are completed as producing wells.

         Net Exploratory and Developmental Wells. The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by or on behalf of Samedan. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table and as defined in the rules and regulations of the Securities and Exchange Commission, is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

                                Net Exploratory Wells                               Net Development Wells
                       Productive(1)                Dry(2)                Productive(1)                  Dry(2)
                 ------------------------------------------------    -------------------------------------------------
Year Ended
December 31,      U.S.    International      U.S.   International      U.S.    International     U.S.    International
----------------------------------------------------------------------------------------------------------------------
1995             12.44           .80        14.42         4.72       107.09         5.50        20.49           .14
1996             15.37           .69        22.16         1.04        74.97         1.17        19.91
1997             13.98           .76        25.08         3.79       155.93         3.13         7.89

    (1) A productive well is an exploratory or a development well that is not a dry hole.

    (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         Average Sales Price. The following table sets forth for each of the last three years the average sales price per unit of oil produced and per unit of natural gas produced, and the average production cost per unit.

                                                                           Year Ended December 31,
                                                                ------------------------------------------
                                                                   1997             1996              1995
----------------------------------------------------------------------------------------------------------
Average sales price per BBL of oil (1):

         United States                                          $ 18.49           $17.83           $ 16.80
         International                                          $ 15.55           $20.32           $ 15.57

              Combined  (2)                                     $ 17.86           $18.28           $ 16.78

Average sales price per MCF of natural gas (1):

         United States                                          $  2.48           $ 2.18           $  1.75
         International                                          $  2.29           $ 1.90           $  1.02

              Combined (3)                                      $  2.48           $ 2.17           $  1.72

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation
         (per equivalent BBL)(4):

         United States                                          $  3.85           $ 3.45           $  4.17
         International                                          $  4.60           $ 6.47           $  4.70

              Combined                                          $  3.93           $ 3.70           $  4.21


    (1) Net production amounts used in this calculation include royalties.

    (2) Reflects a reduction of $.19 per BBL in 1997 and $2.35 per BBL in 1996 and includes an increase of $.16 per BBL in 1995 from hedging.

    (3) Reflects a reduction per MCF of $.12 in 1997, $.33 in 1996 and $.004 in 1995 from hedging.

    (4) Gas production is converted to oil BBL equivalents based on the average sales prices per BBL of oil and per MCF of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio exclude royalties. Conversion ratios for 1997, 1996 and 1995 are set forth below:

                            United States    International
                            -------------    -------------
                1997          7.44 to 1         6.71 to 1
                1996          8.12 to 1        10.66 to 1
                1995          9.61 to 1        16.43 to 1

                       OFFSHORE GULF OF MEXICO OPERATIONS
                             as of December 31, 1997

                                      [MAP]




SIGNIFICANT OFFSHORE UNDEVELOPED LEASE HOLDINGS (interests rounded to nearest whole percent)

              Net Working                   Net Working                      Net Working                      Net Working
Block         Interest(%)     Block         Interest(%)        Block         Interest(%)        Block         Interest(%)
-------------------------------------------------------------------------------------------------------------------------
Matagorda Island (Brazos)     East Cameron                     Vermilion                        Viosca Knoll
-------------------------     ------------                     ---------                        ------------
    441-L          100             16             95                64            100               251             40
    450-L          100             71             73               103            100               864*            35
    439-L          100            142             40               111             95           Garden Banks
East Breaks                       154             38               163             50           ------------
-----------                       161             50               194             25                35            100
    208*            40            178             32               263            100                62             25
    475*           100        West Cameron                         278             50                63             25
    519*           100        ------------                         283             50                64             25
    563*           100            499             75               286            100                78            100
Ship Shoal                        518             75               293             50               107             25
----------                        583            100               310             50               115            100
    313             40            602            100               312            100               116            100
West Delta                        604             50               337             98               122            100
----------                        619             33               342             38               163            100
     59             25            644             25               343             73               326*           100
Green Canyon                  Breton Sound                         345             75               534*            35
------------                  ------------                         347             71               536*            35
     23*            50             41             95               349             75               537*            35
Eugene Island                      42             95               350             75               538*            35
-------------                      49             95               352             74               578*            35
     84             95             50             95               358             55               580*            35
    300             67        South Pass                           360             67               581*            35
South Marsh Island            ----------                           361             67               582*            35
------------------                 41             50               365             50               625*            35
     62             67             43             50               366             75               751*           100
     63             67             58             48               372             74               795*           100
     65             67        South Timbalier                      374             55           Galveston
    104            100        ---------------                      392             38           ---------
    179             35             98             50               394             75               249-L           50
    180             35            156             67               402             30               250-L           50
    185             35            174            100               407             38               277-L           50
    186             35            201            100               408             38               338-S           50
    191             50            207            100                                                349-S           50
Mississippi Canyon            Ewing Bank
------------------            ----------
    573            100            993             50
    705             25
    583*            50
    618*            50

*Located in water deeper than 1,000 feet.

         The developed and undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1997, is as follows:

                                                      Developed Acreage (1)(2)         Undeveloped Acreage (2)(3)
                                                   -----------------------------      -----------------------------
Location                                           Gross Acres        Net Acres       Gross Acres         Net Acres
-------------------------------------------------------------------------------------------------------------------
United States Onshore
    Alabama                                              2,610             1,264            3,391             1,368
    California                                          21,475            10,684           15,896             9,473
    Colorado                                            67,665            63,364           44,330            35,773
    Kansas                                              96,608            58,076           19,715            12,097
    Louisiana                                           43,171            23,868            7,570             4,031
    Michigan                                               637               151            2,423               557
    Mississippi                                         13,077             7,827            4,339             2,073
    Montana                                            176,123           120,714          100,906            53,307
    New Mexico                                           5,875             3,107           80,858            51,574
    North Dakota                                        24,290            11,416           42,052            25,269
    Oklahoma                                           166,114            66,320           56,728            23,427
    Texas                                              137,616            58,828          149,102            47,472
    Wyoming                                             34,276            13,874           43,310            15,252
    Other                                                5,760             2,893            3,940             2,058
-------------------------------------------------------------------------------------------------------------------
     Total United States Onshore                       795,297           442,386          574,560           283,731
-------------------------------------------------------------------------------------------------------------------
United States Offshore (Federal Waters)
    Alabama                                             11,520             5,822          149,760            65,108
    California                                          17,280             2,938           79,678             8,625
    Louisiana                                          723,217           301,391          445,609           232,910
    Mississippi                                         10,891             7,260           50,815            36,895
    Texas                                              319,169            91,491          182,399           120,347
-------------------------------------------------------------------------------------------------------------------
     Total United States Offshore (Federal Waters)   1,082,077           408,902          908,261           463,885
-------------------------------------------------------------------------------------------------------------------
International
    Argentina                                           28,988             3,778           85,760            11,177
    Australia                                                                             938,980           373,244
    China                                                                                 316,676           161,558
    Ecuador                                                                               864,126           864,126
    Equatorial Guinea                                   26,651             9,272          284,000            98,806
    Ireland                                                                               296,797           169,174
    Portugal                                                                              343,455           154,554
    United Kingdom                                     125,107            12,423          533,816           165,387
    Other                                                                                 777,277            32,063
-------------------------------------------------------------------------------------------------------------------
       Total International                             180,746            25,473        4,440,887         2,030,089
-------------------------------------------------------------------------------------------------------------------

    Total                                            2,058,120           876,761        5,923,708         2,777,705
-------------------------------------------------------------------------------------------------------------------

    (1) Developed acreage is acreage spaced or assignable to productive wells.

    (2) A gross acre is an acre in which a working interest is owned. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

    (3) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those lease acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

ITEM 3.       LEGAL PROCEEDINGS.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Registrant and its subsidiaries, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of March 16, 1998, with respect to the executive officers of the Registrant.

Name                         Age                                        Position
-------------------------------------------------------------------------------------------------------------
Robert Kelley (1)             52          Chairman of the Board, President, Chief Executive Officer, Director

George L. DeMare Jr. (2)      52          Senior Vice President and Operating Committee Member of Samedan

William D. Dickson (3)        49          Senior Vice President-Finance and Treasurer of the Registrant and
                                          Operating Committee Member of Samedan

Dan O. Dinges (4)             44          Senior Vice President and Operating Committee Member of Samedan

W. A. Poillion (5)            48          Senior Vice President and Operating Committee Member of Samedan

Orville Walraven (6)          53          Corporate Secretary of the Registrant and Senior Vice President and
                                          Operating Committee Member of Samedan

James C. Woodson (7)          55          Senior Vice President and Operating Committee Member of Samedan

    (1) Robert Kelley has served as President and Chief Executive Officer of the Registrant since August 1, 1986, and as Chairman of the Board since October 27, 1992. Prior to August 1986, he had served as Executive Vice President of the Registrant from January 1986. Mr. Kelley also serves as President and Chief Executive Officer of Samedan, positions he has held since 1984. For more than five years prior thereto, Mr. Kelley served as an officer of Samedan. He has served as a director of the Company since 1986.

    (2) George L. DeMare, Jr. was promoted to Senior Vice President and Onshore Division Manager of Samedan on January 1, 1998. Prior thereto, he had served as Vice President and Onshore Division Manager of Samedan since 1989. Mr. DeMare has been a member of the Operating Committee of Samedan since January 31, 1995.

    (3) William D. Dickson was promoted to Senior Vice President-Finance and Treasurer on January 1, 1998. Prior thereto, he served as Vice President-Finance and Treasurer of the Company since October 1985. He has served as Vice President-Finance, Treasurer and Assistant Secretary of Samedan since 1984 and as a member of the Operating Committee of Samedan since February 9, 1994.

    (4) Dan O. Dinges was promoted to Senior Vice President and Division General Manager, Offshore Division of Samedan on January 1, 1998. Prior thereto, he served as Vice President and General Manager Offshore Division of Samedan since January 1989. Mr. Dinges has been a member of the Operating Committee of Samedan since January 31, 1995.

    (5) W. A. Poillion was promoted to Senior Vice President-Production and Drilling of Samedan on January 1, 1998. Prior thereto, he served as Vice President-Production and Drilling and a member of the operating committee of Samedan since November 1, 1990. From March 1, 1985 to October 31, 1990, he served as Manager of Offshore Production and Drilling for Samedan.

    (6) Orville Walraven has served as Corporate Secretary of the Registrant since January 1, 1989. He was promoted to Senior Vice President-Land of Samedan on January 1, 1998. Prior thereto, he served as Vice President-Land of Samedan and as a member of the Operating Committee of Samedan since January 1, 1989.

    (7) James C. Woodson was promoted to Senior Vice President-Exploration of Samedan on January 1, 1998. Prior thereto, he served as Vice President-Exploration since September 1, 1983. Mr. Woodson has been a member of the Operating Committee of Samedan since August 1, 1986.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         Common Stock. The Registrant's Common Stock, $3.33 1/3 par value ("Common Stock"), is listed and traded on the New York Stock Exchange under the symbol "NBL." The declaration and payment of dividends are at the discretion of the Board of Directors of the Registrant and the amount thereof will depend on the Registrant's results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

         Stock Prices and Dividends by Quarters. The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the New York Stock Exchange and quarterly dividends paid per share.

                                                                   Dividends
                                        High           Low         Per Share
----------------------------------------------------------------------------
1997
----
First quarter                          $ 50        $ 37 1/2           $.04
Second quarter                         $ 43 3/4    $ 32 1/4           $.04
Third quarter                          $ 47 9/16   $ 38 1/8           $.04
Fourth quarter                         $ 46        $ 32 3/16          $.04

1996
----
First quarter                          $ 33 3/8    $ 26 7/8           $.04
Second quarter                         $ 38 3/8    $ 32 1/8           $.04
Third quarter                          $ 42 1/2    $ 37 3/8           $.04
Fourth quarter                         $ 49        $ 41 5/8           $.04

         Transfer Agent and Registrar. The transfer agent and registrar for the Common Stock is Bank One N.A., Post Office Box 26848, Oklahoma City, Oklahoma 73125.

         Stockholders' Profile. As of December 31, 1997, the number of holders of record of Common Stock was 1,512. The following chart indicates the common stockholders by category.

                                                                                                        Shares
December 31, 1997                                                                                  Outstanding
--------------------------------------------------------------------------------------------------------------
Individuals                                                                                            514,165
Joint accounts                                                                                          79,116
Fiduciaries                                                                                            185,050
Institutions                                                                                         2,559,070
Nominees                                                                                            53,560,652
Foreign                                                                                                    485
--------------------------------------------------------------------------------------------------------------
   Total                                                                                            56,898,538
--------------------------------------------------------------------------------------------------------------

ITEM 6.       SELECTED FINANCIAL DATA.

                                                                             Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts and ratios)    1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
   Revenues                                      $1,116,623     $  887,203     $  487,018     $  358,389     $  286,583
   Net cash provided by operating activities        445,571        380,945        238,920        188,621        139,381
   Net income                                        99,278         83,880          4,086          3,166         12,625
PER SHARE DATA
   Basic earnings per share                      $     1.75     $     1.63     $      .08     $      .06     $      .26
   Cash dividends                                $      .16     $      .16     $      .16     $      .16     $      .16
   Year end stock price                          $    35.25     $    47.88     $    29.88     $    24.75     $    26.50
   Basic weighted average shares outstanding         56,872         51,414         50,046         49,970         48,098
FINANCIAL POSITION (at year end)
   Property, plant and equipment, net:
     Oil and gas mineral interests,
     equipment and facilities                    $1,546,426     $1,559,691     $  831,827     $  804,009     $  784,235
   Total assets                                   1,875,484      1,956,938        989,176        933,516      1,067,996
   Long-term obligations:
     Long-term debt, net of current portion         644,967        798,028        376,992        376,956        453,760
     Deferred income taxes                          144,083        108,434         69,445         61,802         45,108
     Other                                           56,425         50,603         33,650         19,455          7,158
   Shareholders' equity                             812,989        720,067        411,911        412,066        415,432
   Ratio of debt to book capital                        .44            .54            .48            .48            .52
CAPITAL EXPENDITURES
   Oil and gas mineral interests,
     equipment and facilities                    $  320,561     $  982,499     $  252,977     $  158,973     $  508,506
   Other                                              8,499          3,485          6,265          2,371          1,607
-----------------------------------------------------------------------------------------------------------------------
   Total capital expenditures                    $  329,060     $  985,984     $  259,242     $  161,344     $  510,113
-----------------------------------------------------------------------------------------------------------------------

For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OPERATING STATISTICS

                                                           Year ended December 31,
------------------------------------------------------------------------------------------------------
                                      1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------
GAS
Sales (in millions)             $    499.4     $    365.4     $    167.4     $    174.5     $    159.2
Production (MMCF per day)            565.4          469.4          272.2          247.6          211.1
Average price (per MCF)         $     2.48     $     2.17     $     1.72     $     1.97     $     2.10

OIL
Sales (in millions)             $    243.6     $    225.2     $    153.5     $    122.9     $    111.3
Production (BBLS per day)           38,345         34,520         25,617         22,751         19,496
Average price (per BBL)         $    17.86     $    18.28     $    16.78     $    14.90     $    15.91

Royalty sales (in millions)     $     18.1     $     13.9     $      7.2     $      8.8     $      7.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS IN 1997

o For eight straight years the Company recorded record levels of gas production.
o For nine straight years the Company recorded record levels of oil production.
o The Company expended $356.9 million on acquisition, exploration and development costs during 1997.
o The Company added 34.6 million BBLS of oil and 557.4 BCF of gas to its reserve base in 1997 primarily through drilling.
o During 1997, the Company sold non-strategic Canadian properties for $43.1 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

         Net cash provided by operating activities was $445.6 million for 1997, a 17 percent and 86.5 percent increase from the $380.9 million and $238.9 million in 1996 and 1995, respectively. Cash and short-term cash investments decreased to $55.1 million at December 31, 1997, from $94.8 million at year-end 1996.

         During 1997, the Company utilized its beginning cash balance and cash flow from operations to fund its exploration and development expenditures, as well as to repay $203 million in long-term debt.

         The Company's current ratio (current assets divided by current liabilities) was 1.19:1 at December 31, 1997, compared with 1.13:1 at December 31, 1996.

RESERVES ADDED AND COST OF FINDING

         During 1997, the Company spent $356.9 million on acquisitions, exploration and development of oil and gas properties. Total proved gas reserves increased from 1.16 TCF at year-end 1996 to 1.48 TCF at year-end 1997, and total proved oil reserves increased from 115.7 million BBLS at year-end 1996 to 130.9 million BBLS at year-end 1997.

         An accepted method of calculating cost of finding is to divide the Company's expenditures for oil and gas acquisition, exploration and development by the net BOE's added during the year. Using this method, the Company's cost of finding for 1997 was $2.80 per BOE.

          A three year summary of cost of finding follows:

                                                                                                         Three
       (BOE's and Dollars stated in millions,                                                             Year
       except finding cost)                           1997             1996              1995            Total
       -------------------------------------------------------------------------------------------------------
       Oil reserves added                             34.6             46.3              18.2             99.1
       Gas reserves added BOE (6:1)                   92.9             88.0              29.0            209.9
       -------------------------------------------------------------------------------------------------------
       Total reserves added BOE                      127.5            134.3              47.2            309.0
       -------------------------------------------------------------------------------------------------------
       Costs incurred in oil and gas
         acquisition, exploration
         and development activities                 $356.9           $1,009            $  266         $1,631.9
       Average finding cost per BOE                 $ 2.80           $ 7.51            $ 5.64         $   5.28*

----------------------------
         *Three year weighted average

FINANCING

         Total long-term debt at December 31, 1997 was $645 million compared to $848 million (including current portion) at December 31, 1996, a decrease of 24 percent. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 44 percent at December 31, 1997, compared with 54 percent at December 31, 1996.

         The $300 million credit agreement is a revolving credit facility with a group of banks with a final maturity of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 22.5 basis points, was 5.9 percent at December 31, 1997. Financial covenants include maintenance of a cash flow multiple of at least four times interest cost and maintenance of a debt level which does not exceed 60 percent of the Company's shareholders' equity plus its debt.

         The $800 million credit agreement was terminated on December 24, 1997, and the outstanding balance of $200 million was refinanced in the $300 million credit agreement. The weighted average interest rate on the borrowings during 1997 was 6.9 percent.

         Total long-term debt outstanding at December 31, 1997, included $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4 % Senior Debentures Due 2097.

         The only principal payment on long-term debt due during the next five years is the outstanding balance of the $300 million credit agreement on December 24, 2002.

         On November 1, 1996, all of the Company's $230 million 4 1/4% Convertible Subordinated Notes Due 2003 were converted into 6,275,510 shares of common stock.

OTHER

         The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.5 million and $19.3 million at December 31, 1997 and 1996, respectively, and estimated gas imbalance liabilities were $21.6 million and $21.7 million at December 31, 1997 and 1996, respectively. These imbalances are valued at the amount that is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either during, or at the end of, the life of a well on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the periodic settlement of gas imbalances will have little impact on its liquidity.

         The Company has sold a number of non-strategic oil and gas properties over the past three years, recognizing pretax gains of approximately $15.9 million, $1.9 million and $3.6 million for 1997, 1996 and 1995, respectively. Total amounts of oil and gas reserves associated with these dispositions during the last three years were 6.6 million BBLS of oil and 89.3 BCF of gas. In 1997, the Company sold its Canadian operations for $43.1 million, with estimated reserves sold of 2.6 million BBLS of oil and 23.1 BCF of gas. The Company believes the disposition of non-strategic properties furthers the goal of concentrating its efforts on its strategic properties.

         The Company has paid quarterly cash dividends of $.04 per share since 1989, and currently anticipates it will continue to pay quarterly dividends of $.04 per share.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure requirements of SFAS No. 123 during 1996 and has presented in the footnotes to its financial statements pro forma disclosure as if the provisions of SFAS No. 123 had been adopted for all years reported within the Company's financial statements.

         The Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," in the first half of 1997. SFAS No. 128 and No. 129 are effective for the Company's financial statements in both interim and annual periods ending after December 15, 1997. SFAS No. 130 and No. 131 are effective for 1998. The Company adopted disclosure requirements of SFAS No. 128 and No. 129 in 1997 and has presented disclosure as if the provisions of SFAS No. 128 and No. 129 had been adopted for all years reported within the Company's financial statements.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements for the year ended December 31, 1997, include a full year of EDC operations as a wholly owned subsidiary of Samedan. The consolidated financial statements for the year ended December 31, 1996, include five months of consolidated operations. EDC was acquired by the Company on July 31, 1996.

NET INCOME AND REVENUES

         1997 VERSUS 1996. Net income for 1997 was $99.3 million, or $1.75 per share, compared with $83.9 million, or $1.63 per share in 1996. The increase in net income was achieved through record gas production, substantially higher gas prices and the sale of non-strategic properties. Total revenues were $1,116.6 million in 1997 and $887.2 million in 1996.

         Oil and gas revenues were $761.1 million in 1997, an increase of $156.5 million, or 26 percent, over 1996. The Company received an average oil price for 1997 of $17.86 per BBL, a two percent decrease from the average 1996 price of $18.28 per BBL. The average gas price increased 14 percent in 1997 to $2.48 per MCF from the 1996 average of $2.17 per MCF.

         Gathering, marketing and processing revenues were $329.9 million, an increase of 21 percent from the $273.7 million in 1996. The increase reflects an increase in marketed volumes for each of NTI and NGM, both wholly owned subsidiaries of the Company.

         Other income in 1997 was $25.6 million, compared with $8.9 million in 1996. Other income in 1997 included non-recurring income of $14.1 million resulting from the Company's sale of its Canadian operations, with estimated reserves sold of 2.6 million BBLS of oil and 23.1 BCF of gas. The proceeds of $43.1 million received from the sale of the Canadian properties were used to reduce the Company's debt existing under its credit agreement.

         1996 VERSUS 1995. Net income for 1996 was $83.9 million, or $1.63 per share, compared with $4.1 million, or $.08 per share in 1995. The increase in net income was achieved through increased oil and gas production and substantially higher oil and gas prices. Total revenues were $887.2 million in 1996 and $487.0 million in 1995.

         Oil and gas revenues were $604.6 million in 1996, an increase of $276.5 million, or 84 percent, over 1995. The Company received an average oil price for 1996 of $18.28 per BBL, a nine percent increase from the average 1995 price of $16.78 per BBL. The average gas price increased 26 percent in 1996 to $2.17 per MCF from the 1995 average of $1.72 per MCF. The increase in gas price was due primarily to higher demand and lower levels of gas storage than in the previous year.

         Gathering, marketing and processing revenues were $273.7 million, an increase of 143 percent from the $112.7 million in 1995. The increase reflects a full year of operations for NTI and NGM.

         Other income in 1996 was $8.9 million, compared with $46.2 million in 1995. Other income in 1995 included non-recurring income of $39.0 million resulting from the settlement of a Columbia Gas Transmission Corporation bankruptcy claim with Samedan.

NATURAL GAS INFORMATION

         A three-year summary of gas-related information follows:

                                                                       1997              1996             1995
       -------------------------------------------------------------------------------------------------------
       Proved reserves at year end (MMCF)                         1,482,215         1,156,250          850,339
       Gas revenues (millions)                                   $    499.4        $    365.4         $  167.4
       Average price per MCF*                                    $     2.48        $     2.17         $   1.72
       Average daily production (MMCF)                                565.4             469.4            272.2
       Gas sales as a percent of oil and gas sales                       67%               62%              52%

--------------------
        *The average price reflects a reduction per MCF of $.12 in 1997, $.33 in 1996 and $.004 in 1995 from hedging.

         1997 VERSUS 1996. Gas sales for 1997 increased 37 percent to $499.4 million from $365.4 million in 1996. Average daily production in 1997 increased 20 percent to 565.4 MMCF from 469.4 MMCF in 1996.

         The average gas price in 1997 increased 14 percent to $2.48 per MCF from $2.17 per MCF in 1996. During 1997, the Company's average gas prices ranged from a low of $1.80 in April to a high of $3.35 in January.

         International sales accounted for three percent of 1997 gas sales compared with two percent in 1996. Average daily gas production outside of the United States was 20,873 MCF in 1997 and 5,757 MCF in 1996.

         1996 VERSUS 1995. Gas sales for 1996 increased 118 percent to $365.4 million from $167.4 million in 1995. Average daily production in 1996 increased 72 percent to 469.4 MMCF from 272.2 MMCF in 1995.

         The average gas price in 1996 increased 26 percent to $2.17 per MCF from $1.72 per MCF in 1995. During 1996, the Company's average gas prices ranged from a low of $1.82 in April and October to a high of $3.15 in December.

CRUDE OIL INFORMATION

         A three-year summary of oil-related information follows:

                                                                       1997              1996             1995
       -------------------------------------------------------------------------------------------------------
       Proved reserves at year end
         (thousands of BBLS)                                        130,863           115,747           84,008
       Oil revenues (millions)                                     $  243.6          $  225.2          $ 153.5
       Average price per BBL*                                      $  17.86          $  18.28          $ 16.78
       Average daily production (BBLS)                               38,345            34,520           25,617
       Oil sales as a percent of
         oil and gas sales                                               33%               38%              48%

--------------------
       *The average price reflects a reduction of $.19 per BBL in 1997 and $2.35 per BBL in 1996 and includes an increase of $.16 per BBL in 1995 from hedging.

         1997 VERSUS 1996. Oil sales for 1997 increased eight percent to $243.6 million from $225.2 million in 1996. Average daily production in 1997 increased 11 percent to 38,345 BBLS from 34,520 BBLS in 1996.

         The average oil price for 1997 was $17.86 per BBL, a two percent decrease from the 1996 average of $18.28 per BBL. The Company's 1997 average oil prices ranged from a low of $15.74 per BBL in December to a high of $21.92 per BBL in January.

         International sales accounted for 19 percent of 1997 oil sales compared with 20 percent in 1996. Average daily oil production outside the United States was 8,250 BBLS in 1997 and 6,230 BBLS in 1996.

         1996 VERSUS 1995. Oil sales for 1996 increased 47 percent to $225.2 million from $153.5 million in 1995. Average daily production in 1996 increased 35 percent to 34,520 BBLS from 25,617 BBLS in 1995.

         The average oil price for 1996 was $18.28 per BBL, a nine percent increase from the 1995 average of $16.78 per BBL. The Company's 1996 average oil prices ranged from a low of $17.11 per BBL in January to a high of $19.74 per BBL in September.

         International sales accounted for 20 percent of 1996 oil sales compared with 15 percent in 1995. Average daily oil production outside the United States was 6,230 BBLS in 1996 and 3,777 BBLS in 1995.

HEDGING ACTIVITY

         The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties.

         During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 to $3.30 per MMBTU. The net effect of these 1997 hedges was a $.12 per MCF reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts.

         During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 to $24.35 per BBL. The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts.

         During 1996, the Company had natural gas hedging contracts that ranged from 39 percent to 86 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.60 to $3.59 per MMBTU. The net effect of these 1996 hedges was a $.33 per MCF reduction in the average natural gas price. At December 31, 1996, the Company was a party to natural gas hedging contracts to hedge approximately 21 percent of its estimated 1997 average daily natural gas production at an average price per MMBTU of $2.20.

         During 1996, the Company had crude oil hedging contracts that ranged from 48 percent to 55 percent of its average daily oil production for January through July and 62 percent to 100 percent of its average daily oil production for August through December. Crude oil hedges were in the price range of $16.50 to $24.27 per BBL. The net effect of these 1996 hedges was a $2.35 per BBL reduction in the average crude oil price. At December 31, 1996, the Company was a party to crude oil hedging contracts to hedge approximately 26 percent of its estimated 1997 annual crude oil production at an average price per BBL of $20.48.

         During 1995, Samedan had natural gas hedging contracts for November and December to hedge from 20 percent to 46 percent of its average daily natural gas production. For May to December 1995, Samedan had hedged approximately 20 percent of its daily crude oil production. Natural gas hedges were in the range of $1.60 to $1.96 per MMBTU and crude oil hedges were in the range of $18.56 to $20.27 per BBL. The net effect of these 1995 hedges was a $.004 per MCF reduction in the average natural gas price and a $.16 per BBL increase in the average crude oil price realized by the Company.

         In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day.

         At December 31, 1997, NGM had in place hedges ranging from approximately 645 MMBTU's to 29,279 MMBTU's of gas per day for January 1998 to March 1999 for future physical transactions. At December 31, 1996, NGM had in place hedges ranging from approximately 7,475 MMBTU's to 551,126 MMBTU's of gas per day for January 1997 to March 1998 for future physical transactions. During 1995, NGM had hedging transactions with large financial institutions that averaged approximately 126,000 MMBTU's of gas per day at prices linked to certain indices. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

COSTS AND EXPENSES

         1997 VERSUS 1996. Oil and gas exploration expense increased in 1997 by $36.8 million from 1996 to $86.7 million. The increase resulted primarily from a $14.1 million increase in dry hole expense and a full year of EDC foreign exploration costs for 1997.

         Oil and gas operations expense in 1997 increased $34.7 million from 1996 to $160.8 million. Lease operating expense increased $35 million in 1997 due to higher oil and gas production and a full year's ownership of EDC properties. Production taxes increased $1.8 million in 1997 due to higher production levels and gas prices.

         In 1997, depreciation, depletion and amortization ("DD&A") expense increased $67 million over 1996 due to the higher production levels and a full year of production from the EDC properties. The unit rate of DD&A expense per BOE, converting gas to oil on a 6:1 basis, was $6.33 for 1997, compared with $5.66 for 1996.

         The Company provides for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company's best estimate of such costs to be incurred in future years based on information from the Company's engineers. These estimated costs are provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The Company has provided $59.5 million for such future restoration and dismantlement costs which are classified in accumulated DD&A on the balance sheet at December 31, 1997. Total estimated future dismantlement and restoration costs of $143.9 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

         1996 VERSUS 1995. Oil and gas exploration expense increased in 1996 by $16.6 million from 1995 to $49.9 million. The increase resulted primarily from a $15.2 million increase in dry hole expense for 1996.

         Oil and gas operations expense in 1996 increased $44.3 million from 1995 to $126 million. Lease operating expense increased $37.7 million in 1996 due to higher oil and gas production from a greater number of properties and the acquisition of EDC. Production taxes increased $6.7 million in 1996 due to higher production levels and oil and gas prices.

         In 1996, DD&A expense increased $32.7 million over 1995 due to the record production levels and the EDC acquisition. The unit rate of DD&A expense per BOE, converting gas to oil on a 6:1 basis, was $5.66 for 1996, compared with $7.75 for 1995. The 1995 rate included $59.5 million of additional impairment for the writedown of certain long-lived assets in accordance with provisions of SFAS No. 121.

         The Company has provided $51.6 million for future liabilities related to dismantlement and restoration costs which are classified in accumulated DD&A on the balance sheet at December 31, 1996. Total estimated future dismantlement and restoration costs of $130.2 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

         In 1996, Selling, General and Administrative ("SG&A") expense increased $15.1 million over 1995 to $51.6 million. Administrative costs increased $11.1 million in 1996 due to the acquisition of EDC and the hiring of additional personnel to oversee increased operations. The Company estimates that approximately 32 percent of the EDC increase is due to non-recurring costs.

INTEREST EXPENSE

         1997 VERSUS 1996. During 1997, interest expense increased $14.5 million from 1996 to $53 million. This increase was due primarily to the indebtedness of the Company incurred in the financing of the acquisition of EDC. During 1996, the interest on the EDC acquisition reflects five months costs compared to twelve months of interest during 1997.

         1996 VERSUS 1995. In 1996, interest expense increased $16.6 million from 1995 to $38.5 million. This increase was due primarily to the financing of the EDC acquisition offset in part by the conversion into common stock on November 1, 1996, of the $230,000,000 4 1/4% Convertible Subordinated Notes Due 2003.

MARKETING SUBSIDIARIES

         NGM markets the Company's natural gas, as well as certain third-party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. The Company records all of NGM's non-affiliated sales as gathering, marketing and processing revenues. All intercompany sales and expenses have been eliminated.

         NTI markets a portion of the Company's oil, as well as certain third-party oil. The Company records all of NTI's non-affiliated sales as gathering, marketing and processing revenues. All intercompany sales and expenses have been eliminated.

         During 1997, NGM recorded $228.4 million in gathering, marketing and processing revenues and $218.8 million in gathering, marketing and processing expenses, generating a gross margin of $9.6 million for the year. In 1996, NGM recorded $197.4 million in gathering, marketing and processing revenues and $184.6 million in gathering, marketing and processing expenses, generating a gross margin of $12.8 million for the year. In 1995, NGM recorded $104.6 million in gathering, marketing and processing revenues and $100.6 million in gathering, marketing and processing expenses, generating a gross margin of $4.0 million for the year.

         During 1997, NTI recorded $101.5 million in gathering, marketing and processing revenues and $95.0 million in gathering, marketing and processing expenses, generating a gross margin of $6.5 million for the year. In 1996, NTI recorded $76.3 million in gathering, marketing and processing revenues and $68.9 million in gathering, marketing and processing expenses, generating a gross margin of $7.4 million for the year. In 1995, NTI began marketing a portion of the Company's oil as well as certain third-party oil and recorded $8.1 million in gathering, marketing and processing revenues and $7.3 million in gathering, marketing and processing expenses, generating a gross margin of $791,000 for the year.

FUTURE TRENDS

         The Company expects higher production volumes in 1998 compared to 1997. The increase in volume is expected primarily due to the production associated with oil and gas properties acquired from New England Energy Incorporated, effective January 1, 1998, as well as certain new oil and gas properties expected to commence production during the year. Revenue, however, may also be impacted by commodity prices which are expected to remain volatile during 1998.

         The Company has set its 1998 capital budget at approximately $400 million, exclusive of producing property acquisitions. The capital budget includes the expected 1998 expenditures for the first phase of construction for the Equatorial Guinea methanol plant and exploration, exploitation and development expenditures. The Company expects to fund the 1998 capital budget through its cash flow from operations. The Company will fund the New England Energy Incorporated property acquisition through short-term borrowings under its current $300 million credit agreement.

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

         Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan (and the other plaintiffs). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. In August 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). The MMS has until April 14, 1998 to appeal the MMS Injunction.

         Notwithstanding the ultimate outcome with respect to the MMS Injunction, Samedan may be the subject of future legal actions by property owners claiming royalties on other settlement payments received by Samedan. There can be no assurance that Samedan will prevail in any such action. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

         Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used hedging and may do so in the future as a means of controlling its exposure to price changes. The Company cannot predict the extent to which its operations will be impacted by inflation, government regulation or changing prices. Market risk is a new disclosure that the Company is required to report through quantitative and qualitative disclosures. The required disclosures are presented in the financial statements and footnotes. For more information concerning market risk, see "Item 8. Financial Statements and Supplementary Data--Supplemental Oil and Gas Information (Unaudited)" in this Form 10-K.

         The Company is currently in the process of updating its computer software programs and operating systems so that these systems will properly utilize dates beyond December 31, 1999. The Company does not expect the cost to modify its information systems to be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of its year 2000 compliance plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Under the general instructions, the Registrant's disclosures about market risk pursuant to this item should be made in the Registrant's Form 10-K for the year ending December 31, 1998.

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Public Accountants................................................................   29

   Consolidated Balance Sheet as of December 31, 1997 and 1996.............................................   30

   Consolidated Statement of Operations for each of the three years in the period ended
     December 31, 1997.....................................................................................   31

   Consolidated Statement of Cash Flows for each of the three years in the period ended
     December 31, 1997.....................................................................................   32

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended
     December 31, 1997.....................................................................................   33

   Notes to Consolidated Financial Statements..............................................................   34

   Supplemental Oil and Gas Information (Unaudited)........................................................   47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Noble Affiliates, Inc.:

         We have audited the accompanying consolidated balance sheet of Noble Affiliates, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Affiliates, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
January 30, 1998

CONSOLIDATED BALANCE SHEET               NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                             December 31,
---------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                                      1997             1996
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and short-term cash investments                                            $    55,075      $    94,768
   Accounts receivable - trade                                                         162,667          206,151
   Materials and supplies inventories                                                    2,805            4,489
   Other current assets                                                                 38,087           11,395
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                            258,634          316,803
---------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas mineral interests, equipment and facilities
     (successful efforts method of accounting)                                       2,766,741        2,536,524
   Other                                                                                40,286           35,440
---------------------------------------------------------------------------------------------------------------
                                                                                     2,807,027        2,571,964
   Accumulated depreciation, depletion and amortization                             (1,260,601)      (1,000,200)
---------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment, net                                      1,546,426        1,571,764
---------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                            70,424           68,371
---------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                            $ 1,875,484      $ 1,956,938
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable - trade                                                        $   163,563      $   143,408
   Other current liabilities                                                            28,456           75,736
   Current installments of long-term debt                                                                50,000
   Income taxes - current                                                               25,001           10,662
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                       217,020          279,806
---------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                  144,083          108,434
---------------------------------------------------------------------------------------------------------------
OTHER DEFERRED CREDITS AND NONCURRENT LIABILITIES                                       56,425           50,603
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                         644,967          798,028
---------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
   Common stock - par value $3.33 1/3; 100,000,000 shares authorized;
     58,423,438 and 58,321,297 shares issued in 1997 and 1996, respectively            194,743          194,402
   Capital in excess of par value                                                      358,054          355,651
   Retained earnings                                                                   275,610          185,432
---------------------------------------------------------------------------------------------------------------
                                                                                       828,407          735,485
   Less common stock in treasury, at cost (1997 and 1996, 1,524,900 shares)            (15,418)         (15,418)
---------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                      812,989          720,067
---------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND EQUITY                                            $ 1,875,484      $ 1,956,938
---------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS    NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                              Year ended December 31,
---------------------------------------------------------------------------------------------
(In thousands, except per share amounts)               1997             1996             1995
---------------------------------------------------------------------------------------------
REVENUES:
   Oil and gas sales and royalties              $   761,145      $   604,588      $   328,134
   Gathering, marketing and processing              329,868          273,690          112,702
   Other income                                      25,610            8,925           46,182
---------------------------------------------------------------------------------------------
       Total Revenue                              1,116,623          887,203          487,018
---------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oil and gas exploration                           86,698           49,861           33,246
   Oil and gas operations                           160,765          126,044           81,735
   Gathering, marketing and processing              313,807          253,529          107,867
   Depreciation, depletion and amortization         300,354          233,604          200,914
   Selling, general and administrative               50,545           51,567           36,514
   Interest                                          53,008           38,474           21,871
   Interest capitalized                              (6,239)          (2,165)          (3,127)
---------------------------------------------------------------------------------------------
       Total Expenses                               958,938          750,914          479,020
---------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                 157,685          136,289            7,998

INCOME TAX PROVISIONS:
   Current                                           25,569           31,376           (9,123)
   Deferred                                          32,838           21,033           13,035
---------------------------------------------------------------------------------------------
       Total Tax Provision                           58,407           52,409            3,912
---------------------------------------------------------------------------------------------
NET INCOME                                      $    99,278      $    83,880      $     4,086
---------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                        $      1.75      $      1.63      $       .08
---------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                      $      1.73      $      1.55      $       .08
---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                             56,872           51,414           50,046
   Diluted                                           57,421           57,223           50,466
---------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS     NOBLE AFFILIATES, INC. AND SUBSIDIARIES


                                                                          Year ended December 31,
-------------------------------------------------------------------------------------------------------
(In thousands)                                                       1997           1996           1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  99,278      $  83,880      $   4,086
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation, depletion and amortization                     300,354        233,604        200,914
     Amortization of undeveloped leasehold costs, net               8,146          5,827          6,465
     (Gain) loss on disposal of assets                            (11,007)        (3,335)        (3,289)
     Noncurrent deferred income taxes                              35,650         38,989          7,642
     Increase in other deferred credits                             5,822         14,409         14,194
     (Increase) decrease in other                                   1,684        (16,296)          (399)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable                    43,484        (89,141)       (29,786)
     (Increase) decrease in other current assets                  (25,053)        10,608          5,151
     Increase (decrease) in accounts payable                      (29,845)        37,536         27,063
     Increase (decrease) in other current liabilities              17,058         64,864          6,879
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         445,571        380,945        238,920
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (326,958)      (257,719)      (255,188)
   Acquisition of Energy Development Corporation                                (768,185)
   Proceeds from sale of property, plant and equipment             54,543         26,758         10,745
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                            (272,415)      (999,146)      (244,443)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                        2,744          7,851          3,766
   Cash dividends paid                                             (9,100)        (8,311)        (8,006)
   Proceeds from bank borrowings                                                 800,000         30,000
   Repayment of bank debt                                        (549,000)       (99,000)       (30,000)
   Proceeds from issuance of long-term debt                       342,507
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (212,849)       700,540         (4,240)
-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS       (39,693)        82,339         (9,763)
CASH AND SHORT-TERM CASH INVESTMENTS AT BEGINNING OF YEAR          94,768         12,429         22,192
-------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM CASH INVESTMENTS AT END OF YEAR             $  55,075      $  94,768      $  12,429
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest (net of amount capitalized)                         $  46,140      $  28,652      $  17,659
   Income taxes                                                 $  32,415      $  11,500      $

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                            Capital in     Treasury
                                               Common Stock                  Excess of     Stock at       Retained
(In thousands, except shares issued)          Shares Issued       Amount     Par Value        Cost        Earnings
------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1995                                  51,537,455     $171,790      $141,911      $(15,418)     $113,783
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                   4,086
Exercise of stock options                           185,192          617         3,148
Cash dividends ($ .16 per share)                                                                            (8,006)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995                                51,722,647     $172,407      $145,059      $(15,418)     $109,863
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  83,880
Exercise of stock options                           323,140        1,077         6,774
Redemption of convertible notes                   6,275,510       20,918       203,818
Cash dividends ($ .16 per share)                                                                            (8,311)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                                58,321,297     $194,402      $355,651      $(15,418)     $185,432
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  99,278
Exercise of stock options                           102,141          341         2,403
Cash dividends ($.16 per share)                                                                             (9,100)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                                58,423,438     $194,743      $358,054      $(15,418)     $275,610
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in tables, unless otherwise indicated,
                  are in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated accounts include Noble Affiliates, Inc. (the "Company") and the consolidated accounts of its wholly owned subsidiaries: Noble Gas Marketing, Inc. ("NGM"); Noble Trading, Inc. ("NTI"); NPM, Inc.; and Samedan Oil Corporation ("Samedan"). Listed below are consolidated entities at December 31, 1997.

     NOBLE AFFILIATES, INC.
         Noble Gas Marketing, Inc.
              Noble Gas Pipeline, Inc.
         Noble Trading, Inc.
         NPM, Inc.
         Samedan Oil Corporation
              Samedan Oil of Canada, Inc.
              Samedan of North Africa, Inc.
                  Samedan LPG
                      Samedan Methanol
              Samedan Pipe Line Corporation
              Samedan Royalty Corporation
              Samedan of Tunisia, Inc.
              Energy Development Corporation ("EDC")
                  Brabant Petroleum Limited
                  EDC Argentina, Inc.
                  EDC Australia, Ltd.
                  EDC China, Inc.
                  EDC Ecuador Ltd.
                  EDC HIPS, Inc.
                  EDC Portugal Ltd.
                  EDC Senegal Ltd.
                  Gasdel Pipeline System Incorporated
                  HGC, Inc.
                  Producers Service, Inc.

NATURE OF OPERATIONS

         The Company is principally engaged, through its subsidiaries, in the exploration, development, production and marketing of oil and gas. Samedan operates throughout the major basins in the United States, including the Gulf of Mexico, as well as international operations with production in Argentina, Equatorial Guinea and the U.K. Sector of the North Sea. The Company markets its oil and gas production through NGM, NTI and Samedan.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Such estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements as well as amounts of revenues and expenses recognized during the reporting period. Of the estimates and assumptions that affect reported results, the estimate of the Company's oil and gas reserves is the most significant.

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is considered the functional currency for each of the Company's international operations with the exception of Canada. The functional currency for Canada is the Canadian dollar which has been translated into U.S. dollars for the financial statements. Translation gains or losses were not material in any of the periods presented.

INVENTORIES

          Materials and supplies inventories, consisting principally of tubular goods and production equipment, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

         The Company accounts for its oil and gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing oil and gas properties are amortized to operations by the unit-of-production method based on proved developed oil and gas reserves on a property by property basis as estimated by Company engineers. Estimated future restoration and abandonment costs are recorded by charges to depreciation, depletion and amortization ("DD&A") expense over the productive lives of the related properties. The Company has provided $59.5 million for such future costs classified with accumulated DD&A in the balance sheet. The total estimated future dismantlement and restoration costs of $143.9 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

         Undeveloped oil and gas properties, which are individually significant, are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other undeveloped properties are amortized on a composite method based on the Company's experience of successful drilling and average holding period. Geological and geophysical costs, delay rentals and costs to drill exploratory wells which do not find proved reserves are expensed. Repairs and maintenance are charged to expense as incurred.

         Developed oil and gas properties and other long-lived assets are periodically assessed to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs this review of recoverability by estimating future cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment is recognized based on the discounted amount of such cash flows.

INCOME TAXES

         The Company files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in February 1997. The Company adopted disclosure requirements of SFAS No. 128 during 1997 and restated all previously presented financial statements in conformity with SFAS No. 128. Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options and the dilutive effect of the convertible subordinated notes, which were converted on November 1, 1996.

         The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS as of December 31:


                                           1997                          1996                          1995
                            ------------------------------   --------------------------   ---------------------------
                                    Income          Shares        Income         Shares        Income          Shares
(shares in thousands)          (Numerator)   (Denominator)   (Numerator)  (Denominator)   (Numerator)   (Denominator)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                  $99,278          56,872       $83,880         51,414        $4,086          50,046
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                    $1.75                        $1.63                         $.08
---------------------------------------------------------------------------------------------------------------------

Net income/shares                  $99,278          56,872       $83,880         51,414        $4,086          50,046
Effect of Diluted Securities
   Stock options                                       549                          556                           420
   4 1/4% Convertible
   Subordinated Notes (1)                                          4,692          5,253
                            -----------------------------------------------------------------------------------------
Adjusted net income
   and shares                      $99,278          57,421       $88,572         57,223        $4,086          50,466
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                  $1.73                        $1.55                         $.08
---------------------------------------------------------------------------------------------------------------------

         (1) In 1995, the 4 1/4% Convertible Subordinated Notes were anti-dilutive and were converted on November 1, 1996.

CAPITALIZATION OF INTEREST

         The Company capitalizes interest costs associated with the acquisition or construction of significant oil and gas properties.

STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and short-term cash investments include cash on hand and investments purchased with original maturities of three months or less.

REVENUE RECOGNITION AND GAS IMBALANCES

         Samedan and EDC have a gas sales contract with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM.

         NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan, EDC and third parties. All intercompany sales and costs have been eliminated.

         The Company follows an entitlements method of accounting for its gas imbalances. Gas imbalances occur when the Company sells more or less gas than its entitled ownership percentage of total gas production. Any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. The Company records the noncurrent liability in Other Deferred Credits and Noncurrent Liabilities, and the current liability in Other Current Liabilities. The Company's gas imbalance liabilities were $21.6 million and $21.7 million for 1997 and 1996, respectively. The Company records the noncurrent receivable in Other Assets, and the current receivable in Other Current Assets. The Company's gas imbalance receivables were $18.5 million and $19.3 million for 1997 and 1996, respectively, and are valued at the amount which is expected to be received.

TAKE-OR-PAY SETTLEMENTS

         The Company records gas contract settlements which are not subject to recoupment in Other Income when the settlement is received.

TRADING AND HEDGING ACTIVITIES

         The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties.

         During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 to $3.30 per million British Thermal Units ("MMBTU"). The net effect of these 1997 hedges was a $.12 per thousand cubic feet ("MCF") reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts.

         During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 to $24.35 per barrel ("BBL"). The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts.

         During 1996, the Company had natural gas hedging contracts that ranged from 39 percent to 86 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.60 to $3.59 per MMBTU. The net effect of these 1996 hedges was a $.33 per MCF reduction in the average natural gas price. At December 31, 1996, the Company was a party to natural gas hedging contracts to hedge approximately 21 percent of its estimated 1997 average daily natural gas production at an average price per MMBTU of $2.20.

         During 1996, the Company had crude oil hedging contracts that ranged from 48 percent to 55 percent of its average daily oil production for January through July and 62 percent to 100 percent of its average daily oil production for August through December. Crude oil hedges were in the price range of $16.50 to $24.27 per BBL. The net effect of these 1996 hedges was a $2.35 per BBL reduction in the average crude oil price. At December 31, 1996, the Company was a party to crude oil hedging contracts to hedge approximately 26 percent of its estimated 1997 annual crude oil production at an average price per BBL of $20.48.

         During 1995, Samedan had natural gas hedging contracts for November and December to hedge from 20 percent to 46 percent of its average daily natural gas production. For May to December 1995, Samedan had hedged approximately 20 percent of its daily crude oil production. Natural gas hedges were in the range of $1.60 to $1.96 per MMBTU and crude oil hedges were in the range of $18.56 to $20.27 per BBL. The net effect of these 1995 hedges was a $.004 per MCF reduction in the average natural gas price and a $.16 per BBL increase in the average crude oil price realized by the Company.

         In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or New York Mercantile Exchange ("NYMEX") related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day.

         At December 31, 1997, NGM had in place hedges ranging from approximately 645 MMBTU's to 29,279 MMBTU's of gas per day for January 1998 to March 1999 for future physical transactions. At December 31, 1996, NGM had in place hedges ranging from approximately 7,475 MMBTU's to 551,126 MMBTU's of gas per day for January 1997 to March 1998 for future physical transactions. During 1995, NGM had hedging transactions with large financial institutions that averaged approximately 126,000 MMBTU's of gas per day at prices linked to certain indices. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

SELF-INSURANCE

The Company self-insures the medical and dental coverage provided to certain of its employees, certain workers' compensation and the first $200,000 of its general liability coverage.

         A provision for self-insured claims is recorded when sufficient information is available to reasonably estimate the amount of the loss.

RECLASSIFICATION

         Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

RECENTLY ISSUED PRONOUNCEMENTS

         In December 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company plans on adopting both SFAS No. 130 and No. 131 in 1998. The Company anticipates there will be no material impact associated with the adoption of these standards.

NOTE 2 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments pursuant to the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."

CASH AND SHORT-TERM CASH INVESTMENTS

         The carrying amount approximates fair value due to the short maturity of the instruments.

OIL AND GAS PRICE HEDGE AGREEMENTS

         The fair value of oil and gas price hedges is the estimated amount the Company would receive or pay to terminate the hedge agreements at the reporting date taking into account the creditworthiness of the hedging parties.

LONG-TERM DEBT

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, for each of the years are as follows:

                                                             1997                               1996
                                                ---------------------------        ---------------------------
                                                  Carrying             Fair          Carrying             Fair
                                                    Amount            Value            Amount            Value
--------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments            $   55,075       $   55,075        $   94,768       $   94,768
Oil and gas hedge agreements                                                       $    5,180       $  (26,869)
Long-term debt (including current portion)      $  644,967       $  740,000        $  848,028       $  854,000

NOTE 3 - DEBT

         A summary of debt at December 31 follows:

                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
$800 million Credit Agreement                                                      $                  $749,000
$300 million Credit Agreement                                                         200,000
7 1/4% Notes Due 2023                                                                 100,000          100,000
8% Senior Notes Due 2027                                                              250,000
7 1/4% Senior Debentures Due 2097                                                     100,000
--------------------------------------------------------------------------------------------------------------
Outstanding debt                                                                      650,000          849,000
--------------------------------------------------------------------------------------------------------------
Less: current portion                                                                                   50,000
Less: unamortized discount                                                              5,033              972
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     $  644,967         $798,028
--------------------------------------------------------------------------------------------------------------

         Total long-term debt at December 31, 1997, was $645 million compared to $848 million (including current portion) at December 31, 1996, a decrease of 24 percent. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 44 percent at December 31, 1997, compared with 54 percent at December 31, 1996.

         The $300 million credit agreement is a revolving credit facility with a group of banks with a final maturity of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 22.5 basis points, was 5.9 percent at December 31, 1997. Financial covenants include maintenance of a cash flow multiple of at least four times interest cost and maintenance of a debt level which does not exceed 60 percent of the Company's shareholders' equity plus its debt.

         The $800 million credit agreement was terminated on December 24, 1997, and the outstanding balance of $200 million was refinanced in the $300 million credit agreement. The weighted average interest rate on the borrowings during 1997 was 6.9 percent.

         Total long-term debt outstanding at December 31, 1997, included $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4 % Senior Debentures Due 2097.

         The only principal payment on long-term debt due during the next five years is the outstanding balance of the $300 million credit agreement on December 24, 2002.

         On November 1, 1996, all of the Company's $230 million 4 1/4% Convertible Subordinated Notes Due 2003 were converted into 6,275,510 shares of common stock.

NOTE 4 - INCOME TAXES

         The components of income from operations before income taxes for each year are as follows:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Domestic                                                           $159,535          $137,462        $  18,368
Foreign                                                              (1,850)           (1,173)         (10,370)
--------------------------------------------------------------------------------------------------------------
                                                                   $157,685          $136,289        $   7,998
--------------------------------------------------------------------------------------------------------------

The income tax provisions relating to operations for each year consist of the following:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
U.S. current                                                        $22,146          $ 26,425          $(9,309)
U.S. deferred                                                        34,344            17,918           11,327
State current                                                           587               844               65
State deferred                                                         (622)              644              258
Foreign current                                                       2,836             4,107              121
Foreign deferred                                                       (884)            2,471            1,450
--------------------------------------------------------------------------------------------------------------
                                                                    $58,407          $ 52,409          $ 3,912
--------------------------------------------------------------------------------------------------------------



         The following table details the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31:

(Amounts expressed in percentages)                                     1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Statutory rate                                                         35.0              35.0             35.0
Effect of:
   Percentage depletion                                                 (.1)              (.1)            (1.4)
   State taxes                                                                             .7              2.6
   Foreign taxes                                                         .8               3.1             12.8
   Losses from international operations                                 1.4                .1
   Other, net                                                           (.1)              (.3)             (.1)
--------------------------------------------------------------------------------------------------------------
Effective rate                                                         37.0              38.5             48.9
--------------------------------------------------------------------------------------------------------------

         The net current deferred tax asset (liability) in the following table is classified as Other Current Assets in the Consolidated Balance Sheet at December 31, 1997 and 1996. The tax effects of temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were:

                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
U.S. and State Current Deferred Tax Assets:
   Accrued expenses                                                               $    (2,269)      $     (197)
   Deferred income                                                                      3,127              255
   Deferred hedge                                                                                         (219)
   Minimum tax                                                                                             286
   Allowance for doubtful accounts                                                        496            1,186
   Other                                                                                  903             (111)
--------------------------------------------------------------------------------------------------------------
   Net current deferred tax asset                                                       2,257            1,200
--------------------------------------------------------------------------------------------------------------
U.S. and State Non-current Deferred Tax Liabilities:
   Property, plant and equipment, principally due to
    differences in depreciation, amortization, lease
    impairment and abandonments                                                      (138,771)        (100,983)
   Accrued expenses                                                                     4,390            3,454
   Deferred income                                                                      6,351            6,629
   Income tax accruals                                                                 10,688           11,215
   Other                                                                                1,548              423
--------------------------------------------------------------------------------------------------------------
   Net non-current deferred liability                                                (115,794)         (79,262)
--------------------------------------------------------------------------------------------------------------
   U.S. and state net deferred tax liability                                         (113,537)         (78,062)
--------------------------------------------------------------------------------------------------------------
Foreign Deferred Tax Liabilities:
   Property, plant and equipment of
    foreign operations                                                                (28,289)         (25,226)
   Valuation allowance                                                                                  (3,946)
--------------------------------------------------------------------------------------------------------------
   Deferred tax liability                                                             (28,289)         (29,172)
--------------------------------------------------------------------------------------------------------------
Total deferred taxes                                                              $  (141,826)      $ (107,234)
--------------------------------------------------------------------------------------------------------------

         A valuation allowance of $3.9 million for 1996 related to the Company's foreign operations was established for the portion of the deferred tax assets which management believed unlikely to have a tax benefit realized. The valuation allowance for 1996 was related to Canada and was written off in 1997 due to the sale of the Company's Canadian assets.

NOTE 5 - COMMON STOCK, STOCK OPTIONS AND STOCKHOLDER RIGHTS

         The Company has two stock option plans, the 1992 Stock Option and Restricted Stock Plan ("1992 Plan") and the 1988 Non-Employee Director Stock Option Plan ("1988 Plan"). The Company accounts for these plans under APB Opinion 25, under which no compensation cost has been recognized in the accompanying financial statements.

         Under the Company's 1992 Plan, the Board of Directors may grant stock options and award restricted stock. No restricted stock has been issued under the 1992 Plan. Since the 1992 Plan's adoption, stock options have been issued at the market price on the date of grant. The earliest the granted options may be exercised is over a three year period at the rate of 33 1/3% each year commencing on the first anniversary of the grant date. The options expire ten years from the grant date. The 1992 Plan was amended in 1997, with a vote of the shareholders, to increase the maximum number of shares of common stock that may be issued under the 1992 Plan to 4,000,000 shares. At December 31, 1997, the Company had reserved 3,735,166 shares of common stock for issuance, including 1,850,282 shares available for grant under its 1992 Plan.

         The Company's 1988 Plan allows stock options to be issued to certain non-employee directors at the market price on the date of grant. The options may be exercised one year after issue and expire ten years from the grant date. The 1988 Plan provides for the grant of options to purchase a maximum of 550,000 shares of the Company's authorized but unissued common stock. At December 31, 1997, the Company had reserved 433,000 shares of common stock for issuance, including 274,000 shares available for grant under its 1988 Plan.

         Stock options outstanding under the plans mentioned above and two previously terminated plans are presented for the periods indicated.

                                                                                      Number          Option
                                                                                    of Shares       Price Range
---------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1994                                                       1,429,382     $10.63-$30.00
---------------------------------------------------------------------------------------------------------------
  Granted                                                                             357,663     $24.25-$25.50
  Exercised                                                                          (185,192)    $10.63-$27.25
  Canceled                                                                            (18,144)    $16.88-$27.25
---------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1995                                                       1,583,709     $10.63-$30.00
---------------------------------------------------------------------------------------------------------------
  Granted                                                                             376,368     $37.63-$40.38
  Exercised                                                                          (323,140)    $10.63-$27.25
  Canceled                                                                            (34,839)    $16.88-$27.25
---------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1996                                                       1,602,098     $10.63-$40.38
---------------------------------------------------------------------------------------------------------------
  Granted                                                                             707,307     $39.63-$39.88
  Exercised                                                                          (102,141)    $10.63-$40.38
  Canceled                                                                             (1,929)    $24.25-$27.25
---------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1997                                                       2,205,335     $11.63-$40.38
---------------------------------------------------------------------------------------------------------------

EXERCISABLE AT DECEMBER 31, 1997                                                    1,158,175     $11.63-$40.38
---------------------------------------------------------------------------------------------------------------

         The following schedule shows the Company's net income and net income per share for each of the years ended December 31, had compensation costs been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation."

                                                                        1997              1996            1995
--------------------------------------------------------------------------------------------------------------
Net Income:
   As Reported                                                       $99,278           $83,880          $4,086
   Pro Forma                                                         $90,874           $82,447          $3,651
Basic Earnings Per Share:
   As Reported                                                       $  1.75          $   1.63          $  .08
   Pro Forma                                                         $  1.60          $   1.60          $  .07
Diluted Earnings Per Share:
   As Reported                                                       $  1.73          $   1.55          $  .08
   Pro Forma                                                         $  1.58          $   1.44          $  .07

         The SFAS No. 123 method of accounting is not required to be applied to options granted prior to 1995. The pro forma information presented above is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively:

(Amounts expressed in percentages)                                     1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Interest rate                                                          6.03              6.62             6.33
Dividend yield                                                          .40               .40              .66
Expected volatility                                                   32.97             32.89            33.33

         The weighted average fair value of options granted using the Black-Scholes option model for 1997, 1996 and 1995, respectively:

(Amounts expressed in dollars)                                         1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Black-Scholes model weighted average fair value
   option price                                                      $18.28            $18.95           $11.05

         The Company adopted a stockholder rights plan on August 27, 1997, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Noble Affiliates, Inc. Common Stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $150.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Affiliates, Inc. Common Stock. The dividend distribution was made on September 8, 1997, to stockholders of record at the close of business on that date. The Rights will expire on September 8, 2007.

NOTE 6 - EMPLOYEE BENEFIT PLANS

PENSION PLAN

         The Company has a non-contributory defined benefit pension plan covering substantially all of its domestic employees. The benefits are based on an employee's years of service and average earnings for the 60 consecutive calendar months of highest compensation. The Company also has an unfunded restoration plan to ensure payments of amounts for which employees are entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. The Company's funding policy has been to make annual contributions equal to the actuarially computed liability to the extent such amounts are deductible for income tax purposes. Plan assets consist principally of equity securities and fixed income investments.

         The periodic pension expense included the following components for the years ended December 31:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Service cost-benefits earned in the period                        $   3,003          $  2,212          $ 1,781
Interest cost on projected benefit obligation                         4,078             3,382            3,298
Actual return on plan assets                                        (10,060)           (6,734)          (8,611)
Net amortization and deferral                                         6,917             3,621            5,461
--------------------------------------------------------------------------------------------------------------
Net pension expense                                               $   3,938          $  2,481          $ 1,929
--------------------------------------------------------------------------------------------------------------

         The funded status of the Company's pension plans at December 31 was as follows:

                                                                     1997                         1996
                                                            ----------------------      ----------------------
                                                               Funded     Unfunded         Funded     Unfunded
--------------------------------------------------------------------------------------------------------------
Actuarial present value of:
    Vested benefit obligation                               $  31,350    $   4,202      $  27,694      $ 3,473
    Accumulated benefit
      obligation                                               35,939        4,586         31,476        3,623
--------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                   52,134       10,353         42,506        5,074
Plan assets at fair value                                      55,611                      47,921
--------------------------------------------------------------------------------------------------------------
Plan assets in excess of
    (less than) projected
    benefit obligation                                          3,477      (10,353)         5,415       (5,074)
Unrecognized net (gain) loss                                  (12,486)       4,287        (11,775)          32
Unrecognized net (asset)
    liability at transition                                    (1,721)       3,009         (1,936)       3,248
Unrecognized prior
    service cost                                                2,608          521          2,579          451
--------------------------------------------------------------------------------------------------------------
Accrued pension cost                                        $  (8,122)   $  (2,536)     $  (5,717)     $(1,343)
--------------------------------------------------------------------------------------------------------------

The Company's assumptions as of December 31 in determining the pension cost and liability for the three years were as follows:


(Amounts expressed in percentages)                                     1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Discount rate                                                          7.25              7.75             7.25
Rates of increase in compensation                                      5.50              5.50             5.50
Long-term rate of return on plan assets                                8.50              8.50             8.50

EMPLOYEE SAVINGS PLAN

         The Company has an employee savings plan ("ESP") which is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant's contribution not to exceed six percent of the employee's base compensation. Plan contributions of $1,369,000, $1,053,000 and $895,000 for 1997, 1996 and 1995, respectively, were charged to expense.

OTHER EMPLOYEE PLANS

         The Company sponsors other plans for the benefit of its employees and retirees. These plans include health care and life insurance benefits. The accumulated postretirement benefit obligation of these plans was computed using an assumed discount rate of 7.25, 7.75 and 7.25 percent in 1997, 1996 and 1995, respectively. The health care cost trend rate was assumed to be nine percent for 1997, declining by one percent for three successive years to six percent in 2000 and 2001, decreasing to five percent for 2002 and remaining at that rate thereafter.

         If the health care cost trend rate was increased one percent for all future years, the accumulated postretirement benefit obligation as of December 31, 1997, would have increased approximately $352,000. The effect of this change on the aggregate of service and interest cost for 1997 would have been an increase of approximately $55,000.

         Net postretirement benefit cost included the following components for the years ended December 31:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Service cost-benefits earned in the period                             $210              $180             $140
Interest cost-accumulated benefit obligation                            154               143              123
Net loss amortization                                                    14                27               12
--------------------------------------------------------------------------------------------------------------
Net postretirement benefit cost                                        $378              $350             $275
--------------------------------------------------------------------------------------------------------------

         The plan's postretirement benefit obligation at December 31 was as follows:

                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                           $   (143)         $  (357)
  Fully eligible active employees                                                        (272)            (377)
  Active employees, not fully eligible                                                 (1,969)          (1,418)
--------------------------------------------------------------------------------------------------------------
Total participants                                                                     (2,384)          (2,152)
Plan assets
--------------------------------------------------------------------------------------------------------------
Funded status                                                                          (2,384)          (2,152)
Unrecognized net loss                                                                     455              554
--------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation                                            $ (1,929)         $(1,598)
--------------------------------------------------------------------------------------------------------------


NOTE 7 - EDC ACQUISITION

         On July 31, 1996, Samedan acquired all the outstanding shares of common stock of EDC for $768 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to EDC's assets and liabilities based on fair values at the date of the acquisition.

         The operating results of EDC have been included in the Consolidated Statement of Operations from the date of the acquisition. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation, depletion and amortization based on the fair value of EDC's property, plant and equipment and expected savings from the termination of certain EDC employees and facilities consolidation.

         The following information has been prepared assuming the acquisition had taken place at the beginning of 1996 and 1995:

                                                                                           Pro Forma
                                                                             -----------------------------------
(unaudited)                                                                         1996                    1995
----------------------------------------------------------------------------------------------------------------
Revenues                                                                     $ 1,103,334                $842,757
Net income                                                                   $    74,082                $     73
Basic earnings per share                                                     $      1.44                $   0.00
Diluted earnings per share                                                   $      1.29                $   0.00

         The pro forma information presented above is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods.

NOTE 8 - ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

         Included in accounts receivable-trade is an allowance for doubtful accounts at December 31 of the following:

                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                                       $ 1,401           $3,083

         Other current assets at December 31 include the following:

                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
Deferred hedges                                                                       $                 $1,684
Deferred tax asset                                                                    $ 2,257           $1,200

         Other current liabilities at December 31 include the following:


                                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
Gas imbalance liabilities                                                              $4,153           $3,583

         Oil and gas operations expense included the following for the years ended December 31:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Lease operating expense                                           $ 151,712         $ 116,692          $78,959
Production taxes                                                  $  11,947         $  10,108          $ 3,426

         Oil and gas exploration expense included the following for the years ended December 31:

                                                                       1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Dry hole expense                                                    $46,902          $ 32,762          $17,608
Undeveloped lease amortization                                      $ 8,146          $  5,827          $ 6,465
Abandoned assets                                                    $ 4,923          $    545          $   483
Seismic                                                             $19,095          $ 11,885          $ 8,358

         During the past three years, there was no purchaser that accounted for more than ten percent of total oil and gas sales and royalties.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 during the fourth quarter of 1995.

         The assets impaired under SFAS No. 121 are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties was charged to DD&A expense. The Company recognized a $59.5 million SFAS No. 121 impairment for 1995. This impairment included $3.2 million in Tunisia, $4.1 million in Canada, $18.4 million onshore U.S., and $33.8 million offshore Gulf of Mexico properties.

         The Company recorded no asset impairment under SFAS No. 121 for its properties during 1997 and 1996.

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (Unaudited)

PROVED OIL AND GAS RESERVES (Unaudited)

         The following reserve schedule was developed by the Company's reserve engineers and set forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented.


                                                Natural Gas and                           Crude Oil & Condensate
                                              Casinghead Gas (MMCF)                         (BBLS in thousands)
                                     ---------------------------------------     --------------------------------------
PROVED RESERVES AS OF:               United States International(1)    TOTAL     United States  International(1)  TOTAL
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994                        744,245       34,705        778,950        65,536         9,991         75,527
-----------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates          (35,728)      (4,776)       (40,504)          247          (517)          (270)
Extensions, discoveries and
   other additions                       143,589        6,558        150,147        12,270         3,658         15,928
Production                               (94,038)      (2,946)       (96,984)       (8,175)       (1,405)        (9,580)
Sale of minerals in place                 (2,424)      (3,489)        (5,913)         (115)           (6)          (121)
Purchase of minerals in place             62,657        1,986         64,643         1,144         1,380          2,524
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995                        818,301       32,038        850,339        70,907        13,101         84,008
-----------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates          (30,618)      (2,792)       (33,410)         (187)          731            544
Extensions, discoveries and
   other additions                       127,399        9,825        137,224         7,701         2,507         10,208
Production                              (162,996)      (5,104)      (168,100)      (10,785)       (2,287)       (13,072)
Sale of minerals in place                (49,851)      (4,286)       (54,137)       (1,239)         (216)        (1,455)
Purchase of minerals in place            377,372       46,962        424,334        15,920        19,594         35,514
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                      1,079,607       76,643      1,156,250        82,317        33,430        115,747
-----------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates           (1,228)      (1,110)        (2,338)        1,516           865          2,381
Extensions discoveries and
   other additions                       226,546      329,230        555,776        16,501        15,211         31,712
Production                              (195,085)      (7,551)      (202,636)      (11,450)       (3,024)       (14,474)
Sale of minerals in place                 (6,934)     (22,299)       (29,233)         (184)       (4,797)        (4,981)
Purchase of minerals in place              4,252          144          4,396           365           113            478
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                      1,107,158      375,057      1,482,215        89,065        41,798        130,863
-----------------------------------------------------------------------------------------------------------------------

         (1) The December 31, 1997, proved reserves for the Company's international operations are detailed as follows:

              Proved Reserves              Equatorial Guinea       Argentina          United Kingdom          Total
              -----------------------------------------------------------------------------------------------------
              Oil (thousand BBLS)               22,767               11,997                 7,034            41,798
              Gas (MMCF)                       322,204                5,565                47,288           375,057

         Proved Reserves. Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

PROVED DEVELOPED OIL AND GAS RESERVES (Unaudited)

         The following reserve schedule was developed by the Company's reserve engineers and set forth the changes in estimated quantities of proved developed oil and gas reserves of the Company presented as of the beginning of each year.

                                                Natural Gas and                           Crude Oil & Condensate
                                              Casinghead Gas (MMCF)                         (BBLS in thousands)
                                     ---------------------------------------     --------------------------------------
PROVED DEVELOPED RESERVES:           United States International(1)    TOTAL     United States  International(1)  TOTAL
-----------------------------------------------------------------------------------------------------------------------
   January 1, 1995                       658,228       34,705        692,933        63,013         8,305         71,318
   January 1, 1996                       750,753       32,036        782,789        67,368        11,667         79,035
   January 1, 1997                     1,010,837       50,258      1,061,095        78,564        29,334        107,898
   January 1, 1998                     1,022,192       66,279      1,088,471        82,713        29,422        112,135

         Proved Developed Reserves. Proved developed reserves are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods.


COSTS INCURRED IN OIL AND GAS ACTIVITIES (Unaudited)

         Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities during the year are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

                                   1997                               1996                            1995
                    -------------------------------  --------------------------------  ------------------------------
                         U.S.     Int'l      TOTAL        U.S.       Int'l      TOTAL       U.S.     Int'l      TOTAL
---------------------------------------------------------------------------------------------------------------------
Property acquisition
    costs:
  Proved            $   3,884  $     28  $   3,912   $ 541,363   $ 146,052  $ 687,415  $  36,728  $  6,932  $  43,660
  Unproved             16,668     3,178     19,846      24,672      21,737     46,409      8,209     1,096      9,305
---------------------------------------------------------------------------------------------------------------------
Total               $  20,552  $  3,206  $  23,758   $ 566,035   $ 167,789  $ 733,824  $  44,937  $  8,028  $  52,965
---------------------------------------------------------------------------------------------------------------------
Exploration
    costs           $  81,141  $ 36,023  $ 117,164   $  81,018   $   9,981  $  90,999  $  39,008  $ 11,586  $  50,594
---------------------------------------------------------------------------------------------------------------------
Development
    costs           $ 201,788  $ 14,180  $ 215,968   $ 176,419   $   7,886  $ 184,305  $ 159,405  $  2,981  $ 162,386
---------------------------------------------------------------------------------------------------------------------

AGGREGATE CAPITALIZED COSTS (Unaudited)

         Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31:

                                                          1997                                  1996
                                      -------------------------------------  --------------------------------------
                                             U. S.       Int'l        TOTAL        U. S.        Int'l         TOTAL
-------------------------------------------------------------------------------------------------------------------
Unproved oil and gas properties       $     57,666   $   7,190  $    64,856  $    49,380     $ 26,591   $    75,971
Proved oil and gas properties            2,473,989     227,896    2,701,885    2,242,325      218,228     2,460,553
-------------------------------------------------------------------------------------------------------------------
                                         2,531,655     235,086    2,766,741    2,291,705      244,819     2,536,524
Accumulated DD&A                        (1,201,446)    (36,338)  (1,237,784)    (943,055)     (33,778)     (976,833)
------------------------------------------------------------------------------------------------------ ------------
Net capitalized costs                 $  1,330,209   $ 198,748   $1,528,957   $1,348,650     $211,041    $1,559,691
-------------------------------------------------------------------------------------------------------------------

OIL AND GAS OPERATIONS (Unaudited)

         Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities are shown below.

                                      1997                            1996                            1995
                         -----------------------------  ------------------------------  ------------------------------
                             U.S.     Int'l      TOTAL       U.S.     Int'l      TOTAL       U.S.     Int'l      TOTAL
----------------------------------------------------------------------------------------------------------------------
Revenues                 $696,882   $64,263   $761,145   $548,488   $56,100   $604,588   $301,710   $26,424   $328,134
Production costs          164,441    22,153    186,594    118,387    20,737    139,124     74,911     7,473     82,384
Exploration
   expenses                56,177    24,555     80,732     43,844    15,473     59,317     40,971    12,262     53,233
DD&A and valuation
   provision              280,862    21,967    302,829    222,426    13,767    236,193    191,227    13,115    204,342*
----------------------------------------------------------------------------------------------------------------------
Income (loss)             195,402    (4,412)   190,990    163,831     6,123    169,954     (5,399)   (6,426)   (11,825)
Income tax
   expense (benefit)       67,934      (183)    67,751     57,873     4,850     62,723     (2,046)   (2,296)    (4,342)
----------------------------------------------------------------------------------------------------------------------
Results of operations
   from producing
   activities (excluding
   corporate overhead
   and interest costs)   $127,468   $(4,229)  $123,239   $105,958   $ 1,273   $107,231  $  (3,353) $ (4,130)  $(7,483)
------------------------------------------------------------------------------------------------------------- --------

    *Includes $59.5 million of additional DD&A as a result of adoption of SFAS
     No. 121.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Unaudited)

         The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1997, 1996 and 1995 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                      1997                           1996                          1995
                        ----------------------------   --------------------------------   ---------------------------
(in millions of dollars)   U.S.       Int'l    TOTAL      U.S.         Int'l     TOTAL       U.S.      Int'l    TOTAL
---------------------------------------------------------------------------------------------------------------------
Future cash inflows      $4,330      $ 953    $5,283   $ 6,013        $878      $6,891     $3,610     $ 277   $ 3,887
Future production and
  development costs       2,040        330     2,370     2,078         361       2,439      1,055        58     1,113
Future income tax
  expenses                  612        166       778     1,078         147       1,225        709        61       770
---------------------------------------------------------------------------------------------------------------------
Future net cash flows     1,678        457     2,135     2,857         370       3,227      1,846       158     2,004
10% annual discount for
  estimated timing of
  cash flows                615        168       783       890         115       1,005        673        57       730
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
  discounted future net
  cash flows             $1,063      $ 289    $1,352   $ 1,967        $255      $2,222     $1,173     $ 101   $ 1,274
---------------------------------------------------------------------------------------------------------------------

         The future net cash inflows for 1997 do not include cash flows relating to the Company's anticipated future methanol sales. For more information regarding Samedan's methanol plant, see Item 1. and Item 2. "Business--Oil and Gas" of this Form 10-K.

         Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves, with consideration given to the effect of existing trading and hedging contracts if any. The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $16.22 per BBL.

         West Texas intermediate crude oil price in mid February 1998 was approximately $2.72 per BBL lower than year-end 1997. The Company estimates that a $1.00 per BBL change in the average oil price from the year-end price would change discounted future net cash flows before income taxes by approximately $74 million.

         The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $2.55 per MCF. Natural gas index prices at Henry Hub have decreased approximately $.33 per MCF in mid February 1998 compared with the year-end index. The Company estimates that a $.10 per MCF change in the average gas price from the year-end price would change discounted future net cash flows before income taxes by approximately $83 million.

         Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

         Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company's proved oil and gas reserves.

         At December 31, 1997, the Company had estimated gas imbalance receivables of $18.5 million and estimated liabilities of $21.6 million; at year-end 1996, $19.3 million in receivables and $21.7 million in liabilities; and at year-end 1995, $12.3 million in receivables and $11.4 million in liabilities. Neither the gas imbalance receivables nor liabilities have been included in the standardized measure of discounted future net cash flows as of each of the three years ended December 31, 1997, 1996 and 1995.

         Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year end are shown below.

(In millions of dollars)                                               1997              1996             1995
--------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows at the beginning
  of the year                                                       $ 2,222           $ 1,274           $  736
Extensions, discoveries and improved
  recovery, less related costs                                          501               256              378
Revisions of previous quantity estimates                                 13               (76)             (53)
Changes in estimated future
  development costs                                                     (15)              (21)             (29)
Purchases/sales of minerals in place                                    (45)            1,043              116
Net changes in prices and production costs                           (1,259)              212              378
Accretion of discount                                                   310               178              103
Sales of oil and gas produced, net of
  production costs                                                     (594)             (475)            (241)
Development costs incurred during
  the period                                                             38                74               67
Net change in income taxes                                              332              (368)            (216)
Change in timing of estimated future
  production, and other                                                (151)              125               35
--------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows at the end
  of the year                                                       $ 1,352           $ 2,222           $1,274
--------------------------------------------------------------------------------------------------------------

INTERIM FINANCIAL INFORMATION (Unaudited)

         Interim financial information for the years ended December 31, 1997 and 1996 are as follows:

                                                                        Quarter Ended
                                                --------------------------------------------------------------
                                                  Mar. 31,         June 30,         Sept. 30,       Dec. 31,(1)
--------------------------------------------------------------------------------------------------------------
1997
Revenues                                        $  322,455       $  236,667        $  234,349       $  323,153
Gross profit
   from operations                              $   74,625       $   32,596        $   34,694       $   62,539
Net income                                      $   38,363       $   13,152        $   15,177       $   32,586
Basic earnings per share                        $      .67       $      .23        $      .27       $      .57
Diluted earnings per share                      $      .67       $      .23        $      .26       $      .57
1996
Revenues                                        $  170,423       $  183,572        $  235,933       $  297,275
Gross profit
   from operations                              $   40,410       $   31,066        $   37,333       $   63,789
Net income                                      $   22,679       $   16,859        $   15,306       $   29,036
Basic earnings per share                        $      .45       $      .33        $      .31       $      .53
Diluted earnings per share                      $      .43       $      .32        $      .29       $      .51

(1) During the fourth quarter of 1997 and 1996, DD&A expense increased $5.5 million and $.8 million, respectively, relating to the cumulative effect of oil and gas reserve revisions on the DD&A provision for the preceding three quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section entitled "Election of Directors" in the Registrant's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

         The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

         The section entitled "Executive Compensation" in the Registrant's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation and Benefits Committee and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation--Performance Graph" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 1998 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section entitled "Certain Transactions" in the Registrant's proxy statement for the 1998 annual meeting of stockholders sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

                                     PART IV

ITEM 14.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The following documents are filed as a part of this report:

            (1) Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements in Item 8 hereof.

            (2) Exhibits: The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

       (b) No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NOBLE AFFILIATES, INC..

Date:  March 16, 1998                            By: /s/ William D. Dickson
                                                    ----------------------------
                                                 William D. Dickson,
                                                 Senior Vice President-Finance
                                                 and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----
/s/ Robert Kelley                                  Chairman of the Board, President,         March 16, 1998
------------------------------------               Chief Executive Officer and
Robert Kelley                                      Director (Principal Executive
                                                   Officer)


/s/ William D. Dickson                             Senior Vice President-Finance and         March 16, 1998
------------------------------------               Treasurer (Principal Financial Officer)
William D. Dickson


/s/ James L. McElvany                              Vice President and Controller             March 16, 1998
------------------------------------               (Principal Accounting Officer)
James L. McElvany


/s/ Alan A. Baker                                  Director                                  March 16, 1998
------------------------------------
Alan A. Baker


/s/ Michael A. Cawley                              Director                                  March 16, 1998
------------------------------------
Michael A. Cawley


/s/ Edward F. Cox                                  Director                                  March 16, 1998
------------------------------------
Edward F. Cox


/s/ James C. Day                                   Director                                  March 16, 1998
------------------------------------
James C. Day


/s/ Harold F. Kleinman                             Director                                  March 16, 1998
------------------------------------
Harold F. Kleinman


/s/ George J. McLeod                               Director                                  March 16, 1998
------------------------------------
George J. McLeod

                                INDEX TO EXHIBITS

Exhibit
Number                                               Exhibit **
-------                                              -------
3.1      --     Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2      --     Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated
                August 27, 1997 (filed Exhibit A of Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A
                filed on August 28, 1997 and incorporated herein by reference).

3.3      --     Amendments of Articles III and VI of the Bylaws of the Registrant adopted February 3, 1998.

3.4      --     Composite copy of Bylaws of the Registrant as currently in effect.

4.1      --     Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas,  N.A., as
                Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the Registrant's 7 1/4%
                Notes Due 2023 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

4.2      --     Indenture relating to Senior Debt Securities dated as of April 1, 1997 between the Registrant and U.S.
                Trust Company of Texas, N.A., as Trustee (filed as Exhibit 4.1 to the  Registrant's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.3      --     First Indenture Supplement relating to $250 million of the Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas,  N.A., as Trustee (filed as
                Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.4      --     Second Indenture Supplement, between the Company and U.S. Trust Company of Texas, N.A. as trustee, relating to $100 million of the Registrant's 7 1/4% Senior Debentures Due 2097 dated as of August 1,
                1997 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                30, 1994 and incorporated herein by reference).

10.1*    --     Samedan Oil Corporation Bonus Plan, as amended and restated on September 24, 1996 (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.2*    --     Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21, 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.3*    --     Noble Affiliates Thrift Restoration Plan dated May 9, 1994 (filed as Exhibit 10.6 to the Registrant's
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

10.5*    --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated, dated
                November 2, 1992 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                (Registration No. 33-54084) and incorporated herein by reference).

Exhibit
Number                                               Exhibit **
-------                                              -------
10.6*    --     1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement
                on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.7*    --     Amendment No. 1 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the
                Registrant's Registration Statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.8*    --     Amendment No. 2 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 10.11 to the
                Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated  herein by reference).

10.9*    --     1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 1.1 to the Registrant's
                Registration Statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.10*   --     1978 Non-Qualified Stock Option Plan of the Registrant, as amended July 27, 1978 (filed as Exhibit 1.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 2-64600) and incorporated herein by reference).

10.11*   --     Amendment No. 2 to the 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.12*   --     Amendment No. 3 to the 1978 Non-Qualified Stock Option Plan of the Registrant (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.13*   --     1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant, as amended and restated, effective as of January 30, 1996 (filed as Exhibit 10.13 to the Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.14*   --     Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.18 to the  Registrant's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.15    --     Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as
                Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.16    --     Stock Purchase Agreement dated as of July 1, 1996, between Samedan Oil Corporation and Enterprise
                Diversified Holdings Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form
                8-K (Date of Event: July 31, 1996) dated August 13, 1996 and incorporated herein by reference).

10.17    --     Credit Agreement dated as of July 31, 1996 among the Registrant, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders (filed as Exhibit 10.1 to the
                Registrant's Current Report on Form 8-K (Date of Event: July 31, 1996), filed on August 13, 1996 and incorporated herein by reference).

10.18    --     First Amendment to Credit Agreement dated as of October 15, 1996 among the  Registrant, as borrower, certain commercial lending institutions which are or may become parties thereto, as lenders, and Union
                Bank of Switzerland, Houston Agency, as agents for the lender (filed as Exhibit 4.2 to the Registrant's
                Registration Statement on Form S-3 (No. 333-14275) and incorporated herein by reference).

Exhibit
Number                                               Exhibit **
-------                                              -------
10.19*   --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended and restated on December
                10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.20    --     Amended and Restated Credit Agreement dated as of December 24, 1997 among the Registrant, as borrower, and Union Bank of Switzerland, Houston agency, as the agent for the lender, and NationsBank of Texas,
                N.A. and Texas Commerce Bank National Association, as managing agents, and Bank of Montreal, CIBC Inc.,
                The First National Bank of Chicago, Royal Bank of Canada, and Societe Generale, Southwest agency, as co-agents, and certain commercial lending institutions, as lenders.

21       --     Subsidiaries.

23       --     Consent of Arthur Andersen LLP.

27       --     Financial Data Schedule.

------------------

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

         ** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Senior Vice President
             - Finance and Treasurer, Noble Affiliates, Inc., Post Office Box 1967, Ardmore, Oklahoma 73402.