Form 10-Q
period 1998-03-31
NOBLE AFFILIATES INC
filed 1998-05-12
CIK 72207

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             -------------------

                                  FORM 10-Q


            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                   (580) 223-4110
                (Registrant's telephone number, including area code)

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

   Number of shares of common stock outstanding as of April 29, 1998: 56,952,769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                   NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)

                                                (Unaudited)
                                                  March 31,     December 31,
                                                    1998            1997
                                                ----------      ----------
ASSETS
Current Assets:
   Cash and short-term cash investments         $   48,921      $   55,075
   Accounts receivable-trade                       137,393         162,667
   Materials and supplies inventories                3,624           2,805
   Other current assets                              5,204          15,385
                                                ----------      ----------
   Total Current Assets                            195,142         235,932
                                                ----------      ----------

Property, Plant and Equipment, at cost           2,990,658       2,807,027
   Less:  accumulated depreciation,
          depletion and amortization            (1,316,245)     (1,260,601)
                                                ----------      ----------
                                                 1,674,413       1,546,426
                                                ----------      ----------

Other Assets                                        58,991          70,424
                                                ----------      ----------
   Total Assets                                 $1,928,546      $1,852,782
                                                ----------      ----------
                                                ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade                       $  164,737      $  163,563
   Other current liabilities                        35,517          28,456
   Current installments of long-term debt
   Income taxes-current                              2,573           2,299
                                                ----------      ----------
   Total Current Liabilities                       202,827         194,318
                                                ----------      ----------
Deferred Income Taxes                              148,432         144,083
                                                ----------      ----------
Other Deferred Credits and Noncurrent
 Liabilities                                        56,364          56,425
                                                ----------      ----------
Long-term Debt                                     695,011         644,967
                                                ----------      ----------

Shareholders' Equity:
   Common stock                                    194,917         194,743
   Capital in excess of par value                  359,361         358,054
   Retained earnings                               287,052         275,610
                                                ----------      ----------
                                                   841,330         828,407
Less common stock in treasury
   (at cost, 1,524,900 shares)                     (15,418)        (15,418)
                                                ----------      ----------
   Total Shareholders' Equity                      825,912         812,989
                                                ----------      ----------
   Total Liabilities and Shareholders'
    Equity                                      $1,928,546      $1,852,782
                                                ----------      ----------
                                                ----------      ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998              1997
                                                ---------          ---------
REVENUES:
  Oil and gas sales and royalties                $166,937          $219,322
  Gathering, marketing and processing              79,598           100,110
  Other income                                      1,603             3,023
                                                 --------          --------
                                                  248,138           322,455
                                                 --------          --------

COSTS AND EXPENSES:
  Oil and gas exploration                          16,615            19,605
  Oil and gas operations                           39,690            43,517
  Gathering, marketing and processing              76,294            94,801
  Depreciation, depletion and amortization         70,312            77,720
  Selling, general and administrative              13,061            12,187
  Interest                                         11,530            14,284
  Interest capitalized                             (1,550)             (713)
                                                 --------          --------
                                                  225,952           261,401
                                                 --------          --------

INCOME BEFORE TAXES                                22,186            61,054

INCOME TAX PROVISION                                8,468(1)         22,691(1)

NET INCOME                                        $13,718          $ 38,363
                                                 --------          --------
                                                 --------          --------
BASIC EARNINGS PER SHARE                          $   .24(2)       $    .67(2)
                                                 --------          --------
                                                 --------          --------
DILUTED EARNINGS PER SHARE                        $   .24(2)       $    .67(2)
                                                 --------          --------
                                                 --------          --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  NOBLE AFFILIATES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1998           1997
                                                                ------         ------
Cash Flows from Operating Activities:
  Net income                                                  $  13,718       $ 38,363
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization                     70,312         77,720
    Amortization of undeveloped lease costs, net                    596          1,087
    Increase in  deferred credits                                 4,288         18,169
    Decrease in other assets and other noncash items, net        12,065          4,746
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable                   25,274         64,588
    (Increase) decrease in other current assets and
     inventories                                                  9,385          3,934
    Increase (decrease) in accounts payable                       1,174        (35,053)
    Increase (decrease) in other current liabilities              7,336            584
                                                              ---------       --------

Net Cash Provided by Operating Activities                       144,148        174,138
                                                              ---------       --------
Cash Flows From Investing Activities:
  Capital expenditures                                         (201,128)       (69,361)
  Proceeds from sale of property, plant and equipment             1,622            271
                                                              ---------       --------
Net Cash Used in Investing Activities                          (199,506)       (69,090)
                                                              ---------       --------
Cash Flows From Financing Activities:
  Exercise of stock options                                       1,481          1,506
  Cash dividends                                                 (2,277)        (2,274)
  Proceeds from bank borrowings                                  50,000
                                                              ---------       --------
Net Cash Provided by (Used in) Financing Activities              49,204           (768)
                                                              ---------       --------
Increase (Decrease) in Cash and Short-term Cash
 Investments                                                     (6,154)       104,280
                                                              ---------       --------
Cash and Short-term Cash Investments at Beginning
 of Period                                                       55,075         94,768
                                                              ---------       --------
Cash and Short-term Cash Investments at End of Period         $  48,921       $199,048
                                                              ---------       --------
                                                              ---------       --------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized)                        $   6,472       $ 14,806
  Income taxes                                                                $  4,750

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

     In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of operations and the cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(1)  INCOME TAX PROVISION

     For the three months ended March 31:

                                                     (In thousands)
                                                  --------------------
                                                    1998        1997
                                                  -------     --------
     Current                                      $ 3,804     $  9,257
     Deferred                                       4,664       13,434
                                                  -------     --------

                                                  $ 8,468     $ 22,691
                                                  -------     --------
                                                  -------     --------

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in February 1997. The Company adopted the disclosure requirements of SFAS No. 128 during 1997 and restated all previously presented financial statements in conformity with SFAS No. 128. Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

     The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS for the quarter ending March 31:

                                                        1998                             1997
                                          -------------------------------    ------------------------------
                                            INCOME             SHARES          INCOME            SHARES
(IN THOUSANDS, EXCEPT PER SHARE)          (NUMERATOR)       (DENOMINATOR)    (NUMERATOR)      (DENOMINATOR)
-----------------------------------------------------------------------------------------------------------
Net income/shares                           $13,718            56,912          $38,363           56,841
-----------------------------------------------------------------------------------------------------------
BASIC EPS                                               $.24                             $.67
-----------------------------------------------------------------------------------------------------------

Net income/shares                           $13,718            56,912          $38,363           56,841
Effect of Dilutive Securities
  Stock options                                                   480                               582
Adjusted net income/shares                  $13,718            57,392          $38,363           57,423
-----------------------------------------------------------------------------------------------------------
DILUTED EPS                                             $.24                             $.67
-----------------------------------------------------------------------------------------------------------

(3) RESTATEMENT TO CONFORM TO CURRENT YEAR PRESENTATION

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

 (4)  MINERALS MANAGEMENT SERVICE CLAIMS

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

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan (and the other plaintiffs). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. In 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). The MMS had until April 14, 1998 to appeal the MMS Injunction and elected not to do so. The Company is reviewing the impact of that decision.

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

     In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $144.1 million in the three months ended March 31, 1998 from $174.1 million in the same period of 1997. Cash and short-term cash investments decreased from $55.1 million at December 31, 1997 to $48.9 million at March 31, 1998.

     The Company has expended approximately $201.1 million of its $451.2 million 1998 capital budget through March 31, 1998. The Company expects to fund its remaining 1998 capital budget from cash flows from operations. The Company's 1998 capital budget includes approximately $48.4 million for acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     The Company's current ratio (current assets divided by current liabilities) was .96 at March 31, 1998 compared with 1.21 at December 31, 1997.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $19.0 million at March 31, 1998 and $18.5 million at December 31, 1997. Estimated gas imbalance liabilities were $21.6 million at March 31, 1998 and at December 31, 1997. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

     The Company purchased oil and gas properties from New England Energy Incorporated, a wholly owned subsidiary of New England Electric System, for $50 million, effective as of January 1, 1998. The Company estimates net proved reserves of the properties to be 1 million barrels of oil/condensate and 50.2 billion cubic feet of gas as of the effective date.

RESULTS OF OPERATIONS

     For the first quarter of 1998, the Company recorded net income of $13.7 million, or $.24 per share, compared with net income of $38.4 million, or $.67 per share, in the first quarter of 1997. The decrease resulted primarily from substantially lower product prices.

     Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, decreased 19 percent for the three months ended March 31, 1998 compared with the same period in 1997. The primary reasons for the decreased sales were a decrease in average gas price of 17 percent, coupled with an average daily production decrease of two percent in the 1998 first quarter, compared with the first quarter of 1997.

     Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased 35 percent for the three months ended March 31, 1998, compared with the same period in 1997. The decrease in sales was primarily due to an average oil price decrease of 33 percent, and an average daily production decrease of three percent in the first quarter of 1998, compared with the first quarter of 1997.

     NGM markets the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. NTI markets a portion of the Company's oil as well as certain third party oil. The Company records all of NGM's and NTI's sales as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

     For the first quarter of 1998, revenues and expenses from combined NGM and NTI third party sales totaled $79.6 million and $76.3 million, respectively, for a gross margin of $3.3 million. In comparison, combined NGM and NTI third party sales and expenses of $100.1 million and $94.8 million, respectively, resulted in a gross margin of $5.3 million for the first quarter of 1997.

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

     The Company had no natural gas or crude oil hedging contracts related to its production in the first quarter of 1998.

     NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the first quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 783,000 MMBTU's of gas per day. Hedges for April 1998 through March 2000, which range from 20,000 MMBTU's to 686,000 MMBTU's of gas per day for future physical transactions, were not closed at March 31, 1998. During the first quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 679,000 MMBTU's of gas per day.

     Certain selected oil and gas operating statistics follow:

                                              For the three months
                                                 ended March 31,
                                           --------------------------
                                              1998             1997
                                           ---------        ---------
Oil revenue (in thousands)                 $  45,055        $  69,297
Average daily oil  production - BBLS          38,540           39,604
Average oil price per BBL                  $   13.37        $   19.93
Gas revenues (in thousands)                $ 117,476        $ 144,635
Average daily gas production - MCFS          599,082          612,185
Average gas price per MCF                  $    2.24        $    2.69

BBLS - barrels
MCF - thousand cubic feet


     Oil and gas exploration expense decreased $3.0 million to $16.6 million for the three months ended March 31, 1998, as compared with the same period of 1997. This decrease is primarily attributable to a $7.7 million decrease in dry hole expense offset by a $5.5 million increase in seismic expense, as compared to the same period of 1997.

     Depreciation, depletion and amortization (DD&A) expense decreased 10 percent for the three months ended March 31, 1998 compared with the same period in 1997. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $5.65 for the first three months of 1998 compared with $6.10 for the same period of 1997. The decrease in the unit rate per BOE is due to 1997 year-end reserve revisions on certain properties as a result of lower production performance, which revisions were recognized last year and thus lowered the depreciable basis beginning in 1998. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest capitalized rose to $1.5 million for the first quarter of 1998 from $.7 million for the first quarter of 1997. This increase resulted from increased construction projects for various properties of the Company located in the Gulf of Mexico.

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

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan (and the other plaintiffs). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. In 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). The MMS had until April 14, 1998 to appeal the MMS Injunction and elected not to do so. The Company is reviewing the impact of that decision.

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

     The Company is currently in the process of updating its computer software programs and operating systems so that these systems will properly utilize dates beyond December 31, 1999. The Company does not expect the cost to modify its information systems to be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of its 2000 compliance plan.

                        PART II.  OTHER INFORMATION
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 28, 1998 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 56,915,805 shares of common stock of the Company outstanding and entitled to vote, 44,383,861 shares were present in person or by proxy, representing approximately 78 percent.

                                                                      Number of Shares
                                             Number of Shares       WITHHOLDING AUTHORITY
                                           Voting FOR Election      to Vote for Election
                                               As Director               As Director
                                           -------------------      ---------------------
Alan A. Baker .............................     43,478,102                 905,759
Michael A. Cawley .........................     43,479,392                 904,469
Edward F. Cox .............................     43,480,294                 903,567
James C. Day ..............................     43,480,078                 903,783
Robert Kelley .............................     43,462,344                 921,517
Harold F. Kleinman ........................     42,887,917               1,495,944
George J. McLeod ..........................     43,472,898                 910,963


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NOBLE AFFILIATES, INC.
                                           (Registrant)





Date:  May 12, 1998                   By:  /s/ WILLIAM D. DICKSON
                                          ---------------------------------
                                          William D. Dickson,
                                          Senior Vice President-Finance and
                                           Treasurer
                                          (Principal Financial Officer
                                          and Authorized Signatory)

                               INDEX TO EXHIBITS


Exhibit
 Number                  Exhibit
-------   -------------------------------------

27.1      Financial Data Schedule