Form 10-K/A
period 1997-12-31
NOBLE AFFILIATES INC
filed 1998-06-29
CIK 72207

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

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
    Yes   X        No
       -------       --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------

         Aggregate market value of Common Stock held by nonaffiliates as of February 17, 1998: $1,918,000,000.

         Number of shares of Common Stock outstanding as of February 17, 1998:
56,958,238.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference into Part III.

================================================================================

         The Index to Exhibits of Noble Affiliates, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), to which reference is made in Item 14 of the 1997 Form 10-K for a list of the exhibits to the 1997 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 1997 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NOBLE AFFILIATES, INC.



Date:  June 29, 1998              By: /s/ WM. D. DICKSON
                                     -------------------------------------------
                                     Wm. D. Dickson,
                                     Senior Vice President-Finance and Treasurer

Exhibit
Number+                  Exhibit**


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

4.3 -- First Indenture Supplement relating to $250 million of the Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee (filed as Exhibit 4.2 to the Registrant's Quarter Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

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

Exhibit
Number+                               Exhibit**

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

10.14* --      Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.15  --      Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993 and incorporated herein by reference).

10.16  --      Stock Purchase Agreement dated as of July 1, 1996, between
               Samedan Oil Corporation and Enterprise Diversified Holdings
               Incorporated (filed as Exhibit 2.1 to the Registrant's Current
               Report on Form 8-K (Date of Event: July 31, 1996) dated August
               13, 1996 and incorporated herein by reference).

10.17  --      Credit Agreement dated as of July 31, 1996 among the Registrant, as borrower, certain commercial lending institutions which are or may become a party thereto, as lenders (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Date of Event: July
               31, 1996), filed on August 13, 1996 and incorporated herein by reference).

10.18  --      First Amendment to Credit Agreement dated as of October 15, 1996 among the Registrant, as borrower, certain commercial lending institutions which are or may become parties thereto, as lenders, and Union Bank of Switzerland, Houston Agency, as agents for the lender (filed as Exhibit 4.2 to the Registrant's Registration
               Statement on Form S-3 (No. 333-14275) and incorporated herein by reference).

10.19*  --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
               Plan, as amended and restated on December 10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996 and incorporated herein by reference).

Exhibit
Number +                            Exhibit**

10.20    --    Amended and Restated Credit Agreement dated as of December 24,
               1997 among the Registrant, as borrower, and Union Bank of Switzerland, Houston agency, as the agent for the lender, and NationsBank of Texas, N.A. and Texas Commerce Bank National
               Association, as managing agents, and Bank of Montreal, CIBC Inc., The First National Bank of Chicago, Royal Bank of Canada, and
               Societe Generale, Southwest agency, as co-agents, and certain commercial lending institutions, as lenders.

21        --   Subsidiaries.

23***     --   Consent of Arthur Andersen LLP.

27        --   Financial Data Schedule.

99.1***   --   Financial statements required by Form 11-K for the fiscal year ended December 31, 1997 with respect to the Noble Affiliates
               Thrift and Profit Sharing Plan (including the accountants' consent to incorporation thereof by reference).

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Senior Vice President - Finance and Treasurer, Noble Affiliates, Inc., Post Office Box 1967, Ardmore, Oklahoma 73402.

***           Filed herewith.

+             Filed previously unless indicated otherwise.