Form 10-Q
period 1998-06-30
NOBLE AFFILIATES INC
filed 1998-08-13
CIK 72207

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-Q


          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Number of shares of common stock outstanding as of August 3, 1998:
56,965,792

===============================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                  (Unaudited)
                                                    June 30,      December 31,
                                                      1998            1997
                                                  -----------     ------------
ASSETS
Current Assets:
  Cash and short-term cash investments........... $    38,798     $    55,075
  Accounts receivable-trade......................     148,930         162,667
  Materials and supplies inventories.............       4,619           2,805
  Other current assets...........................       6,024          15,385
                                                  -----------     -----------
  Total Current Assets..........................      198,371         235,932
                                                  -----------     -----------
Property, Plant and Equipment...................    3,083,722       2,807,027
   Less: accumulated depreciation,
         depletion and amortization.............   (1,375,797)     (1,260,601)
                                                  -----------     -----------
                                                    1,707,925       1,546,426
                                                  -----------     -----------
Other Assets....................................       60,692          70,424
                                                  -----------     -----------
    Total Assets................................  $ 1,966,988     $ 1,852,782
                                                  -----------     -----------
                                                  -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade........................  $   180,602     $   163,563
  Other current liabilities.....................       31,780          28,456
  Income taxes-current..........................          650           2,299
                                                  -----------     -----------
  Total Current Liabilities.....................      213,032         194,318
                                                  -----------     -----------
Deferred Income Taxes...........................      154,792         144,083
                                                  -----------     -----------
Other Deferred Credits and Noncurrent
  Liabilities...................................       42,937          56,425
                                                  -----------     -----------
Long-term Debt..................................      720,055         644,967
                                                  -----------     -----------

Shareholders' Equity:
  Common stock..................................      194,967         194,743
  Capital in excess of par value................      359,714         358,054
  Retained earnings.............................      296,909         275,610
                                                  -----------     -----------

                                                      851,590         828,407

Less common stock in treasury
   (at cost, 1,524,900 shares)..................      (15,418)        (15,418)
                                                  -----------     -----------
   Total Shareholders' Equity...................      836,172         812,989
                                                  -----------     -----------
   Total Liabilities and Shareholders' Equity...  $ 1,966,988     $ 1,852,782
                                                  -----------     -----------
                                                  -----------     -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                 Six Months Ended June 30,
                                                --------------------------
                                                   1998             1997
                                                ----------       ----------
REVENUES:
  Oil and gas sales and royalties.............  $  328,221       $  384,982
  Gathering, marketing and processing.........     149,786          167,332
  Other income................................      17,532            6,808
                                                ----------       ----------
                                                   495,539          559,122
                                                ----------       ----------


COSTS AND EXPENSES:
  Oil and gas exploration.....................      40,742           35,444
  Oil and gas operations......................      75,737           84,482
  Gathering, marketing and processing.........     144,493          158,094
  Depreciation, depletion and amortization....     145,212          149,028
  Selling, general and administrative.........      25,850           24,853
  Interest....................................      24,452           27,467
  Interest capitalized........................      (3,112)          (2,049)
                                                ----------       ----------
                                                   453,374          477,319
                                                ----------       ----------
INCOME BEFORE TAXES...........................      42,165           81,803

INCOME TAX PROVISION..........................      16,312 (1)       30,288 (1)
                                                ----------       ----------
NET INCOME....................................  $   25,853       $   51,515
                                                ----------       ----------
                                                ----------       ----------
BASIC EARNINGS PER SHARE.....................   $      .45 (2)   $      .91 (2)
                                                ----------       ----------
                                                ----------       ----------
DILUTED EARNINGS PER SHARE...................   $      .45 (2)   $      .90 (2)
                                                ----------       ----------
                                                ----------       ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1998           1997
                                                 ----------       ----------
REVENUES:
  Oil and gas sales and royalties............... $  161,284       $  165,660
  Gathering, marketing and processing...........     70,188           67,222
  Other income..................................     15,929            3,785
                                                 ----------       ----------

                                                    247,401          236,667
                                                 ----------       ----------

COSTS AND EXPENSES:
  Oil and gas exploration.......................     24,127           15,839
  Oil and gas operations........................     36,047           40,965
  Gathering, marketing and processing...........     68,199           63,293
  Depreciation, depletion and amortization......     74,900           71,308
  Selling, general and administrative...........     12,789           12,666
  Interest......................................     12,922           13,183
  Interest capitalized..........................     (1,562)          (1,336)
                                                 ----------       ----------
                                                    227,422          215,918
                                                 ----------       ----------

INCOME BEFORE TAXES.............................     19,979           20,749

INCOME TAX PROVISION............................      7,844 (1)        7,597(1)
                                                 ----------       ----------
NET INCOME...................................... $   12,135       $   13,152
                                                 ----------       ----------
                                                 ----------       ----------

BASIC EARNINGS PER SHARE........................ $      .21 (2)   $      .23(2)
                                                 ----------       ----------
                                                 ----------       ----------
DILUTED EARNINGS PER SHARE...................... $      .21 (2)   $      .23(2)
                                                 ----------       ----------
                                                 ----------       ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             1998          1997
                                                                          ----------    -----------
Cash Flows from Operating Activities:
  Net income                                                              $  25,853     $  51,515
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization............................    144,991       149,028
    Amortization of undeveloped lease costs, net........................      1,233         1,799
    Increase (decrease) in other deferred credits.......................     (2,780)       27,428
    (Increase) decrease in other assets and other noncash items, net....     15,661           814
  Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable..........................     13,737        65,319
    (Increase) decrease in other current assets and inventories.........      7,570         3,846
    Increase (decrease) in accounts payable.............................     17,039         6,255
    Increase (decrease) in other current liabilities....................      1,678       (56,356)
                                                                          ---------     ---------
Net Cash Provided by Operating Activities................................   224,982       249,648
                                                                          ---------     ---------

Cash Flows From Investing Activities:
  Capital expenditures..................................................   (315,702)     (129,400)
  Proceeds from sale of property, plant and equipment...................      2,114        10,575
                                                                          ---------     ---------

Net Cash Used in Investing Activities ..................................   (313,588)     (118,825)
                                                                          ---------     ---------

Cash Flows From Financing Activities:
  Exercise of stock options.............................................      1,884         1,891
  Cash dividends........................................................     (4,555)       (4,549)
  Repayment of bank debt................................................                 (389,000)
  Proceeds from issuance of senior debt.................................                  245,127
  Proceeds from bank borrowings.........................................     75,000
                                                                          ---------     ---------
Net Cash Provided by (Used in) Financing Activities ....................     72,329      (146,531)
                                                                          ---------     ---------
Increase (Decrease) in Cash and Short-term Cash Investments.............    (16,277)      (15,708)
                                                                          ---------     ---------
Cash and Short-term Cash Investments at Beginning of Period.............     55,075        94,768
                                                                          ---------     ---------

Cash and Short-term Cash Investments at End of Period...................  $  38,798     $  79,060
                                                                          ---------     ---------
                                                                          ---------     ---------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest (net of amount capitalized)..................................  $  22,193     $  28,156
  Income taxes .........................................................  $   4,276     $  11,750

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three month and six month periods ended June 30, 1998 and 1997, respectively and the cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(1)  INCOME TAX PROVISION

       For the six months ended June 30:

                                                                                          (In thousands)
                                                                                  ------------------------------
                                                                                   1998                   1997
                                                                                  -------                -------
       Current...........................................................         $ 5,297                $12,289
       Deferred..........................................................          11,015                 17,999
                                                                                  -------                -------

                                                                                  $16,312                $30,288
                                                                                  -------                -------
                                                                                  -------                -------

       For the three months ended June 30:

                                                                                          (In thousands)
                                                                                  ------------------------------
                                                                                   1998                   1997
                                                                                  -------                -------
       Current...........................................................         $ 1,492                $ 3,032
       Deferred..........................................................           6,352                  4,565
                                                                                  -------                -------

                                                                                  $ 7,844                $ 7,597
                                                                                  -------                -------
                                                                                  -------                -------

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in February 1997. The Company adopted the disclosure requirements of SFAS No. 128 during 1997 and restated all previously presented financial statements in conformity with SFAS No. 128. Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

     The following tables summarize the calculation of basic earnings per share ("EPS") and diluted EPS for the quarter ending June 30:

                                                                      1998                          1997
                                                           --------------------------   ---------------------------
                                                             INCOME        SHARES         INCOME         SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                            $12,135        56,958        $13,152        56,869
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                             $.21                        $.23
-------------------------------------------------------------------------------------------------------------------

Net income/shares                                            $12,135        56,958        $13,152        56,869
Effect of Dilutive Securities
   Stock options                                                               613                          519
Adjusted net income/shares                                   $12,135        57,571        $13,152        57,388
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                           $.21                        $.23
-------------------------------------------------------------------------------------------------------------------

For the six months ending June 30:

                                                                      1998                          1997
                                                           --------------------------   ---------------------------
                                                              INCOME        SHARES        INCOME         SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                            $25,853        56,936        $51,515        56,855
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                             $.45                         $.91
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                            $25,853        56,936        $51,515        56,855
Effect of Dilutive Securities
-----------------------------
   Stock options                                                               520                          601
Adjusted net income/shares                                   $25,853        57,456        $51,515        57,456
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                           $.45                         $.90
-------------------------------------------------------------------------------------------------------------------

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

     Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The Company had no natural gas or crude oil hedging contracts related to its production in the second quarter of 1998.

     In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the second quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 653,000 MMBTU's of gas per day. Hedges for July 1998 through October 2000, which range from 20,000 MMBTU's to 726,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 1998. During the second quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 454,182 MMBTU's of gas per day.

     NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the Statement's issuance (that is, fiscal quarters beginning

June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of adoption of SFAS No. 133.

(5)  MINERALS MANAGEMENT SERVICE CLAIMS

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

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan and the other plaintiffs (the "MMS Lawsuit"). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. In 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). The MMS had until April 14, 1998 to appeal the MMS Injunction and elected not to do so. Based upon the MMS Injunction, the Company in June 1998 recorded $13.7 million as other income which represented the amount of the reserve that the Company had established pending the outcome of the MMS Lawsuit.

     Samedan may be the subject of future legal actions by property owners claiming royalties on other settlement payments received by Samedan. There can be no assurance that Samedan will prevail in any such action. The Company is unable to estimate the possible amount of loss, if any, associated with this contingency.

(6)  METHANOL PLANT

     Through the recently formed Atlantic Methanol Production Company ("AMPC"), Samedan is participating, with a 50 percent expense interest, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

     On January 29, 1998, AMPC awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The plant is estimated to cost $317,000,000 and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $225.0 million in the six months ended June 30, 1998 from $249.6 million in the same period of 1997. Cash and short-term cash investments decreased from $55.1 million at December 31, 1997 to $38.8 million at June 30, 1998. Such decreases in cash are primarily the result of declining oil prices.

     The Company has expended approximately $315.7 million of its $451.0 million 1998 capital budget through June 30, 1998. The Company's 1998 capital budget includes approximately $48.4 million for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     The Company's current ratio (current assets divided by current liabilities) was .93 at June 30, 1998 compared with 1.21 at December 31, 1997.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.5 million at June 30, 1998 and December 31, 1997. Estimated gas imbalance liabilities were $20.9 million at June 30, 1998 and $21.6 million at December 31, 1997. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

     For the second quarter of 1998, the Company recorded net income of $12.1 million, or $.21 per share, compared to net income of $13.2 million, or $.23 per share, in the second quarter of 1997. During the first six months of 1998, the Company recorded net income of $25.9 million, or $.45 per share, compared to net income of $51.5 million, or $.91 per share, in the first six months of 1997.

     Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, increased 16 percent for the three months and decreased four percent for the six months ended June 30, 1998. The increase in sales for the second quarter is primarily due to a 14 percent increase in the average gas price and a one percent increase in average daily production, compared to the same quarter in 1997. For the six months ended June 30, 1998, gas sales decreased four percent primarily due to a four percent decrease in the average gas price, compared with the six months ended June 30, 1997.

     Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased 33 percent and 34 percent, respectively, for the three months and six months ended June 30, 1998, as compared with the same periods in 1997. The primary reasons for the decreased sales were due to a 31 percent and 32 percent decrease, respectively, in average oil price for the three months and six months ended June 30, 1998, as compared to the same periods in 1997. The average daily production decreased two percent for the three months and six months ended June 30, 1998, as compared with the same periods in 1997.

     NGM markets most of the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. NTI markets a portion of the Company's oil as well as certain third party oil. The Company records all NGM's and NTI's sales as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

     For the second quarter of 1998, revenues and expenses from combined NGM and NTI third party sales totaled $70.2 million and $68.2 million, respectively, for a gross margin of $2.0 million. In comparison, combined NGM and NTI third party sales and expenses of $67.2 million and $63.3 million, respectively, resulted in a gross margin of $3.9 million for the second quarter of 1997. For the six months ended June 30, 1998, combined NGM and NTI revenues and expenses from third party sales totaled $149.8 million and $144.5 million, respectively, for a gross margin of $5.3 million. In comparison, combined NGM and NTI third party sales and expenses of $167.3 million and $158.1 million, respectively, resulted in a gross margin of $9.2 million for the same period in 1997.

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

     The Company had no natural gas or crude oil hedging contracts related to its production in the second quarter of 1998.

     NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the second quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 653,000 MMBTU's of gas per day. Hedges for July 1998 through October 2000, which range from 20,000 MMBTU's to 726,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 1998. During the second quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 454,182 MMBTU's of gas per day.

       Certain selected oil and gas operating statistics follow:

                                               For the three months               For the six months
                                                  ended June 30,                    ended June 30,
                                              ----------------------           -----------------------
                                               1998           1997               1998           1997
                                              --------      --------           --------       --------
Oil revenues (in thousands)                   $ 40,110      $ 59,692           $ 85,165       $128,989
Average daily oil production - BBLS             37,690        38,434             38,113         39,015
Average oil price per BBL                     $  11.98      $  17.46           $  12.68       $  18.71
Gas revenue (in thousands)                    $118,065      $101,793           $235,541       $246,428
Average daily gas production - MCFS            572,436       566,852            585,685        589,393
Average gas price per MCF                     $   2.31      $   2.03           $   2.27       $   2.37

BBLS - BARRELS
MCFS - THOUSAND CUBIC FEET

     Oil and gas exploration expense increased $8.3 million and $5.3 million, respectively, for the three months and six months ended June 30, 1998, as compared to the same periods in 1997. These increases are primarily attributable to increases of $5.1 million and $2.8 million, respectively, in abandoned assets, compared with the same periods in 1997.

     Oil and gas operations expense decreased $4.9 million and $8.7 million, respectively, for the three months and six months ended June 30, 1998 compared to the same periods in 1997. These decreases are due primarily to decreased lease operations expenses of $3.6 million and $5.9 million, respectively, for the three months and six months ended June 30, 1998 compared to the same periods in 1997.

     Depreciation, depletion and amortization (DD&A) expense increased five percent and decreased three percent, respectively, for the three months and six months ended June 30, 1998 compared to the same periods in 1997. The unit rate of DD&A per barrel of oil equivalent (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $5.91 for the first six months of 1998, as compared to $6.00 for the same period of 1997. The decrease in the unit rate per BOE is due to 1997 year-end reserve revisions on certain properties as a result of lower production performance, which revisions were recognized last year and thus lowered the depreciable basis beginning in 1998. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $5.6 million and $11.6 million, respectively, was charged to DD&A for the three months and six months ended June 30, 1998 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest expense decreased $.3 million and $3.0 million for the three months and six months ended June 30, 1998, as compared to the same periods in 1997. This decrease resulted from the decreased debt associated with the EDC Acquisition.

     Interest capitalized increased $.2 million and $1.1 million, respectively, for the three months and six months ended June 30, 1998, as compared to the same periods in 1997. This increase resulted from construction projects for various properties located in the Gulf of Mexico.

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

     Samedan participated, in a joint effort with other energy companies and the Independent Petroleum Association of America ("IPAA"), in a test case which challenged the determination by the U.S. Minerals Management Service ("MMS") that royalties were payable to the government on certain settlement payments received by Samedan and the other plaintiffs (the "MMS Lawsuit"). The District Court for the District of Columbia (the "D.C. District Court") entered a judgment against Samedan in the amount of $20,000. In 1996, the Court of Appeals for the District of Columbia Circuit reversed the judgment against Samedan. In subsequent proceedings in the D.C. District Court consistent with the appellate court decision, on July 25, 1997, the court enjoined the MMS from taking action to collect from Samedan royalties on non-recoupable settlement payments (the "MMS Injunction"). The MMS had until April 14, 1998 to appeal the MMS Injunction and elected not to do so. Based upon the MMS Injunction, the Company in June 1998 recorded $13.7 million as other income which represented the amount of the reserve that the Company had established pending the outcome of the MMS Lawsuit.

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

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6 (a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NOBLE AFFILIATES, INC.
                                        (Registrant)




Date   August 13, 1998              /s/ WM. D. DICKSON
       -----------------------      -------------------------------------------
                                    WM. D. DICKSON
                                    Senior Vice President-Finance and Treasurer
                                    (Principal Financial Officer
                                    and Authorized Signatory)

                                INDEX TO EXHIBITS

                                                          Sequentially
Exhibit                                                     Numbered
Number                    Exhibit                             Page
-------         -------------------------------         -----------------

 27.1           Financial Data Schedule