Form 10-Q
period 1998-09-30
NOBLE AFFILIATES INC
filed 1998-11-12
CIK 72207

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q



                X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

Number of shares of common stock outstanding as of November 6, 1998: 56,977,171

                           PART I.  FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                      NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEET
                               (Dollars in thousands)

                                                  (Unaudited)
                                                  September 30,    December 31,
                                                      1998             1997
                                                  -------------    ------------
ASSETS
Current Assets:
   Cash and short-term cash investments             $    20,071    $    55,075
   Accounts receivable-trade                            150,040        162,667
   Materials and supplies inventories                     3,633          2,805
   Other current assets                                  12,964         15,385
                                                    ------------   ------------
   Total Current Assets                                 186,708        235,932
                                                    ------------   ------------
Property, Plant and Equipment                         3,123,534      2,807,027
   Less:  accumulated depreciation,
          depletion and amortization                 (1,430,506)    (1,260,601)
                                                    ------------   ------------
                                                      1,693,028      1,546,426
                                                    ------------   ------------
Other Assets                                             78,317         70,424
                                                    ------------   ------------

    Total Assets                                    $ 1,958,053    $ 1,852,782
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade                           $   190,198    $   163,563
   Other current liabilities                             34,076         28,456
   Income taxes-current                                     650          2,299
                                                    ------------   ------------
   Total Current Liabilities                            224,924        194,318
                                                    ------------   ------------
Deferred Income Taxes                                   145,499        144,083
                                                    ------------   ------------
Other Deferred Credits and Noncurrent Liabilities        48,629         56,425
                                                    ------------   ------------
Long-term Debt                                          730,099        644,967
                                                    ------------   ------------
Shareholders' Equity:
   Common stock                                         195,001        194,743
   Capital in excess of par value                       359,841        358,054
   Retained earnings                                    269,478        275,610
                                                    ------------   ------------

                                                        824,320        828,407

Less common stock in treasury
   (at cost, 1,524,900 shares)                          (15,418)       (15,418)
                                                    ------------   ------------
   Total Shareholders' Equity                           808,902        812,989
                                                    ------------   ------------
   Total Liabilities and Shareholders' Equity       $ 1,958,053    $ 1,852,782
                                                    ------------   ------------
                                                    ------------   ------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998            1997
                                                 --------------    -----------
REVENUES:
   Oil and gas sales and royalties               $      470,543     $  555,981
   Gathering, marketing and processing                  219,188        228,315
   Other income                                          18,119          9,175
                                                 --------------    -----------
                                                        707,850        793,471
                                                 --------------    -----------

COSTS AND EXPENSES:
   Oil and gas exploration                               82,317         57,463
   Oil and gas operations                               114,241        122,060
   Gathering, marketing and processing                  210,565        215,867
   Depreciation, depletion and amortization             228,802        219,813
   Selling, general and administrative                   38,476         36,353
   Interest                                              37,451         39,869
   Interest capitalized                                  (5,118)        (3,872)
                                                 --------------    -----------
                                                        706,734        687,553
                                                 --------------    -----------

INCOME BEFORE TAXES                                       1,116        105,918


INCOME TAX PROVISION                                        413(1)      39,226(1)
                                                 --------------    -----------

NET INCOME                                       $          703     $   66,692
                                                 --------------    -----------
                                                 --------------    -----------

BASIC EARNINGS PER SHARE                         $          .01(2)  $     1.17(2)
                                                 --------------    -----------
                                                 --------------    -----------

DILUTED EARNINGS PER SHARE                       $          .01(2)  $     1.16(2)
                                                 --------------    -----------
                                                 --------------    -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                Three Months Ended September 30,
                                               ---------------------------------
                                                       1998            1997
                                                ------------------------------
REVENUES:
   Oil and gas sales and royalties              $     142,322       $  170,999
   Gathering, marketing and processing                 69,402           60,983
   Other income                                           587            2,367
                                                --------------      -----------

                                                      212,311          234,349
                                                --------------     -----------
COSTS AND EXPENSES:
   Oil and gas exploration                             41,575           22,019
   Oil and gas operations                              38,504           37,578
   Gathering, marketing and processing                 66,072           57,773
   Depreciation, depletion and amortization            83,590           70,785
   Selling, general and administrative                 12,626           11,500
   Interest                                            12,999           12,402
   Interest capitalized                                (2,006)          (1,823)
                                                --------------      -----------
                                                      253,360          210,234
                                                --------------      -----------
INCOME (LOSS) BEFORE TAXES                            (41,049)          24,115

INCOME TAX PROVISION (BENEFIT)                        (15,899)(1)        8,938(1)
                                                --------------      -----------

NET INCOME (LOSS)                               $     (25,150)      $   15,177

                                                --------------      -----------
                                                --------------      -----------

BASIC EARNINGS (LOSS) PER SHARE                 $        (.44)(2)   $      .27(2)
                                                --------------      -----------
                                                --------------      -----------

DILUTED EARNINGS (LOSS) PER SHARE               $        (.44)(2)   $      .26(2)
                                                --------------      -----------
                                                --------------      -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         1998               1997
                                                                      -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                          $      703        $   66,692
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                             228,802           219,813
    Amortization of undeveloped lease costs, net                           2,415             2,983
    Increase (decrease) in other deferred credits                         (6,381)           27,515
    (Increase) decrease in other assets and other noncash items, net      27,606            (2,495)
Changes in working capital, not including cash:
    (Increase) decrease in accounts receivable                            12,627            79,706
    (Increase) decrease in other current assets and inventories            1,629             3,538
    Increase (decrease) in accounts payable                               26,635            (1,389)
    Increase (decrease) in other current liabilities                       3,969           (46,784)
                                                                      -----------       -----------

Net Cash Provided by Operating Activities                                298,005           349,579
                                                                      -----------       -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                  (416,297)         (205,462)
  Proceeds from sale of property, plant and equipment                      3,076            14,601
                                                                      -----------       -----------

Net Cash Used in Investing Activities                                   (413,221)         (190,861)
                                                                      -----------       -----------

Cash Flows From Financing Activities:
    Exercise of stock options                                              2,045             2,561
    Cash dividends                                                        (6,833)           (6,824)
    Repayment of bank debt                                                                (514,000)
    Proceeds from issuance of senior debt                                                  342,506
    Proceeds from bank borrowings                                         85,000
                                                                      -----------       -----------

Net Cash Provided by (Used in) Financing Activities                       80,212          (175,757)
                                                                      -----------       -----------

Increase (Decrease) in Cash and Short-term Cash Investments              (35,004)          (17,039)
                                                                      -----------       -----------

Cash and Short-term Cash Investments at Beginning of Period               55,075            94,768
                                                                      -----------       -----------

Cash and Short-term Cash Investments at End of Period                 $   20,071        $   77,729
                                                                      -----------       -----------
                                                                      -----------       -----------

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest (net of amount capitalized)                              $   27,423        $   33,817
    Income taxes                                                      $    4,276        $   18,415



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)

     In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(1)  INCOME TAX PROVISION (BENEFIT)

     For the nine months ended September 30:

                                                         (In thousands)
                                                 ------------------------------
                                                    1998                1997
                                                 ------------------------------
     Current                                     $ (1,454)            $ 21,245
     Deferred                                       1,867               17,981
                                                 ---------            ---------
                                                 $    413             $ 39,226
                                                 ---------            ---------
                                                 ---------            ---------

     For the three months ended September 30:

                                                         (In thousands)
                                                 ------------------------------
                                                    1998                1997
                                                 ------------------------------
     Current                                     $ (6,751)            $  8,956
     Deferred                                      (9,148)                 (18)
                                                 ---------            ---------
                                                 $(15,899)            $  8,938
                                                 ---------            ---------
                                                 ---------            ---------

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in February 1997. The Company adopted the disclosure requirements of SFAS No. 128 during 1997 and restated all previously presented financial statements in conformity with SFAS No. 128. Basic earnings (loss) per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net earnings (loss) per share of common stock includes the effect of outstanding stock options.

     The following tables summarize the calculation of basic earnings per share ("EPS") and diluted EPS for the nine months ending September 30:

                                                         1998                              1997
                                                         ----                              ----
                                                 INCOME             SHARES        INCOME               SHARES
(IN THOUSANDS, EXCEPT PER SHARE)             (NUMERATOR)      (DENOMINATOR)   (NUMERATOR)        (DENOMINATOR)
--------------------------------------------------------------------------------------------------------------
Net income/shares                              $703                  56,947       $66,692               56,863
--------------------------------------------------------------------------------------------------------------
BASIC EPS                                                $.01                              $1.17
--------------------------------------------------------------------------------------------------------------
Net income/shares                              $703                  56,947       $66,692               56,863
EFFECT OF DILUTIVE SECURITIES
     Stock options                                                      427                                628
Adjusted net income/shares                     $703                  57,374       $66,692               57,491
--------------------------------------------------------------------------------------------------------------
DILUTED EPS                                              $.01                              $1.16
--------------------------------------------------------------------------------------------------------------

          For the three months ending September 30:



                                                         1998                                 1997
                                                         ----                                 ----
                                                 INCOME                SHARES        INCOME               SHARES
(IN THOUSANDS, EXCEPT PER SHARE)             (NUMERATOR)         (DENOMINATOR)   (NUMERATOR)        (DENOMINATOR)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)/shares                     $(25,150)                  56,970       $15,177               56,880
-----------------------------------------------------------------------------------------------------------------
BASIC EPS                                                $(.44)                               $.27
-----------------------------------------------------------------------------------------------------------------

Net income (loss)/shares                     $(25,150)                  56,970       $15,177               56,880
EFFECT OF DILUTIVE SECURITIES
     Stock options                                                         300                                623
Adjusted net income (loss)/shares            $(25,150)                  57,270       $15,177               57,503
-----------------------------------------------------------------------------------------------------------------
DILUTED EPS                                              $(.44)                               $.26
-----------------------------------------------------------------------------------------------------------------


(3) RECLASSIFICATION TO CONFORM TO CURRENT YEAR PRESENTATION

     Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 presentation.

(4) TRADING AND HEDGING ACTIVITIES

     The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales of its production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, swaps, options and other contractual arrangements.

     Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The Company had no natural gas or crude oil hedging contracts related to its production in the third quarter of 1998. During the third quarter of 1997, the Company had natural gas hedging contracts that hedged approximately 21 percent of its average daily production. The net effect of these hedges was a $.06 per MCF reduction in the average natural gas price for the third quarter. The Company also had various crude oil hedging contracts that hedged approximately 20 percent of its average daily production in the third quarter of 1997. The net effect of these hedges was a $.03 per BBL decrease in the average crude oil price for the third quarter of 1997. For the nine months ended September 30, 1997, the net effect of natural gas hedging was an $.11 per MCF reduction in the average natural gas price. For the same period, the net effect of crude oil hedging was a $.21 per BBL reduction in the average crude oil price.

     In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the third quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 725,000 MMBTU's of gas per day. Hedges for October 1998 through October 2000, which range from 19,000 MMBTU's to 1,165,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 1998. During the third quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 394,000 MMBTU's of gas per day.

     NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in stockholder equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of adoption of SFAS No. 133.

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

(6) METHANOL PLANT

     Through the recently formed Atlantic Methanol Production Company ("AMPCO"), Samedan is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

     On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The plant is estimated to cost $317,000,000 and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

     The Company is currently funding construction of the methanol plant with cash flow from current operations. The Company is currently evaluating alternative methods for funding the balance of the construction project.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $297.7 million in the nine months ended September 30, 1998 from $349.6 million in the same period of 1997. Cash and short-term cash investments decreased from $55.1 million at December 31, 1997 to $20.1 million at September 30, 1998. Such decreases in cash are primarily the result of declining oil prices.

     The Company has expended approximately $416.3 million of its $451.0 million 1998 capital budget through September 30, 1998. The Company's 1998 capital budget includes approximately $48.4 million for potential acquisitions of producing properties. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

     Through the recently formed Atlantic Methanol Production Company ("AMPCO"), Samedan is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

     On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The plant is estimated to cost $317,000,000 and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

     The Company is currently funding construction of the methanol plant with cash flow from current operations. The Company is currently evaluating alternative methods for funding the balance of the construction project.

     The Company's current ratio (current assets divided by current liabilities) was .83 at September 30, 1998 compared with 1.21 at December 31, 1997.

     The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.3 million at September 30, 1998 and $18.5 million at December 31, 1997. Estimated gas imbalance liabilities were $21.5 million at September 30, 1998 and $21.6 million at December 31, 1997. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

    For the third quarter of 1998, the Company recorded a net loss of $25.2 million, or ($.44) per share, compared to net income of $15.2 million, or $.27 per share, in the third quarter of 1997. During the first nine months of 1998, the Company recorded net income of $.7 million, or $.01 per share, compared to net income of $66.7 million, or $1.17 per share, in the first nine months of 1997.

     Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, decreased seven percent and five percent, respectively, for the three months and nine months ended September 30, 1998, as compared with the same periods in 1997. The decrease in sales for the third quarter is primarily due to hurricane-related shut-ins which decreased the Company's production of gas by approximately 37 million cubic feet per day. For the nine months ended September 30, 1998, gas sales decreased primarily due to a five percent decrease in the average gas price received as compared with the same period of 1997.

     Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased 35 percent and 34 percent, respectively, for the three months and nine months ended September 30, 1998, as compared with the same periods in 1997. The primary reasons for the decreased sales were due to hurricane related shut-ins which decreased the Company's production of oil by approximately 1,550 barrels per day and a 34 percent decrease in the average oil price received for the three months ended September 30, 1998 as compared to the same period in 1997. For the nine months ended September 30, 1998, oil sales decreased primarily due to a 33 percent decrease in the average oil price received as compared to the same period of 1997.

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

     For the third quarter of 1998, revenues and expenses from combined NGM and NTI sales totaled $69.4 million and $66.1 million, respectively, for a gross margin of $3.3 million. In comparison, combined NGM and NTI sales and expenses of $61.0 million and $57.8 million, respectively, resulted in a gross margin of $3.2 million for the third quarter of 1997. For the nine months ended September 30, 1998, combined NGM and NTI revenues and expenses from sales totaled $219.2 million and $210.6 million, respectively, for a gross margin of $8.6 million. In comparison, combined NGM and NTI sales and expenses of $228.3 million and $215.9 million, respectively, resulted in a gross margin of $12.4 million for the same period in 1997.

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

    The Company had no natural gas or crude oil hedging contracts related to its production in the third quarter of 1998. During the third quarter of 1997, the Company had natural gas hedging contracts that hedged approximately 21 percent of its average daily production. The net effect of these hedges was a $.06 per MCF reduction in the average natural gas price for the third quarter. The Company also had various crude oil hedging contracts that hedged approximately 20 percent of its average daily production in the third quarter of 1997. The net effect of these hedges was a $.03 per BBL decrease in the average crude oil price for the third quarter. For the nine months ended September 30, 1997, the net effect of natural gas hedging was an $.11 per MCF reduction in the average natural gas price. For the same period, the net effect of crude oil hedging was a $.21 per BBL reduction in the average crude oil price.

     NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During the third quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 725,000 MMBTU's of gas per day. During the third quarter of 1997, NGM had hedging transactions with broker-dealers that represented approximately 394,000 MMBTU's of gas per day. Hedges for October 1998 through October 2000, which range from 19,000 MMBTU's to 1,165,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 1998.

     Certain selected oil and gas operating statistics follow:

                                                  For the three months     For the nine months
                                                  ended September 30,      ended September 30,
                                                  --------------------     -------------------
                                                     1998       1997          1998     1997
                                                     ----       ----          ----     ----
Oil revenues (in thousands)   ................    $  37,704   $ 57,854     $122,869  $186,843
Average daily oil production - BBLS...........       37,382     38,232       37,866    38,751
Average oil price per BBL     ................    $   11.21   $  16.91     $  12.19  $  18.11
Gas revenue (in thousands)    ................    $ 102,009   $109,155     $337,550  $355,583
Average daily gas  production - MCFS..........      534,433    537,050      568,414   571,754
Average gas price per MCF     ................    $    2.11   $   2.26     $   2.22  $   2.33

BBLS - BARRELS
MCFS - THOUSAND CUBIC FEET

     Oil and gas exploration expense increased $19.6 million and $24.9 million, respectively, for the three months and nine months ended September 30, 1998, as compared to the same periods in 1997. These increases are primarily attributable to increases of $10.0 million and $12.8 million, respectively, in abandoned assets, and increases of $17.0 million and $10.4 million, respectively, in dry hole expense, compared with the same periods of 1997. Seismic expense decreased $6.3 million in the third quarter of 1998, compared to the same period in 1997.

     Oil and gas operations expense increased $.9 million and decreased $7.8 million, respectively, for the three months and nine months ended September 30, 1998 compared to the same periods in 1997. The year to date decrease is due primarily to decreased lease operations expenses of $6.4 million for the nine months ended September 30, 1998 compared to the same period in 1997.

    Depreciation, depletion and amortization (DD&A) expense increased 18 percent and 4 percent, respectively, for the three months and nine months ended September 30, 1998 compared to the same periods in 1997. The unit rate of DD&A per barrel of oil equivalent (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $6.32 for the first nine months of 1998, as compared to $6.01 for the same period of 1997. The increase in the unit rate per BOE is due to production from recently completed high volume properties in the Gulf of Mexico. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. Approximately $5.2 million and $17.0 million, respectively, was charged to DD&A for the three months and nine months ended September 30, 1998 compared to $3.3 million and $10.2 million, respectively, for the three months and nine months ended September 30, 1997 for these estimated future liabilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest expense increased $.6 million and decreased $2.4 million, respectively, for the three months and nine months ended September 30, 1998, as compared to the same periods in 1997. The year to date decrease resulted from the 1997 repayment of debt associated with the Company's purchase of Energy Development Corporation in 1996.

     Interest capitalized increased $.2 million and $1.2 million, respectively, for the three months and nine months ended September 30, 1998, as compared to the same periods in 1997. This increase resulted from construction projects for various properties located in the Gulf of Mexico.

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

     The Company is currently funding construction of its methanol plant in Equatorial Guinea with cash flow from current operations. The Company is currently evaluating alternative methods for funding the balance of the construction project. See "--Liquidity and Capital Resources."

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOBLE AFFILIATES, INC.
                                       (Registrant)



Date  November 12, 1998             /s/ WM. D. DICKSON
      ---------------------        ---------------------------------
                                    WM. D. DICKSON
                                    Senior Vice President-Finance and Treasurer
                                    (Principal Financial Officer
                                    and Authorized Signatory)

                                INDEX TO EXHIBITS


                                                                 Sequentially
 Exhibit                                                             Numbered
 Number                              Exhibit                             Page
---------                  --------------------------          ---------------


    27.1                    Financial Data Schedule