Form 10-K405
period 1998-12-31
NOBLE AFFILIATES INC
filed 1999-03-25
CIK 72207

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

        (Mark One)

           [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                     Name of Each Exchange on
       Title of Each Class                               Which Registered
       -------------------                               ----------------
Common Stock, $3.33-1/3 par value                  New York Stock Exchange, Inc.
 Preferred Stock Purchase Rights                   New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

     Aggregate market value of Common Stock held by nonaffiliates as of February 12, 1999: $1,095,000,000.

     Number of shares of Common Stock outstanding as of February 12, 1999:
56,981,008.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on April 27, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference into Part III.

===============================================================================

                               TABLE OF CONTENTS

                                    PART I.

Item 1.  Business.........................................................    1

         General..........................................................    1

         Oil and Gas......................................................    2

             Exploration Activities.......................................    2

             Production Activities .......................................    4

             Acquisitions of Oil and Gas Properties, Leases and
             Concessions..................................................    5

             Marketing....................................................    5

             Regulations and Risks........................................    6

             Competition..................................................    7

         Unconsolidated Subsidiary........................................    7

         Employees........................................................    7

Item 2.  Properties.......................................................    8

         Offices..........................................................    8

         Oil and Gas......................................................    8

Item 3.  Legal Proceedings................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders..............   16

         Executive Officers of the Registrant.............................   16

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................   18

Item 6.  Selected Financial Data..........................................   19

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   20

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.......   30

Item 8.  Financial Statements and Supplementary Data......................   31

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................   56

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant...............   56

Item 11. Executive Compensation...........................................   56

Item 12. Security Ownership of Certain Beneficial Owners and Management...   56

Item 13. Certain Relationships and Related Transactions...................   56

                                    PART IV.

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K..   56

                                     PART I


ITEM 1.   BUSINESS.

         Part I and Part II of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K and the documents incorporated herein by reference regarding the Company's estimates of oil and gas reserves and the future net cash flows attributable thereto, anticipated capital expenditures, projected timing of planned projects or activities, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this Annual Report on Form 10-K and the other documents of the Company filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

         Noble Affiliates, Inc. is a Delaware corporation organized in 1969, and is principally engaged, through its subsidiaries, in the exploration, production and marketing of oil and gas.

         In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries, "Samedan" refers to Samedan Oil Corporation and its subsidiaries, "EDC" refers to Energy Development Corporation and its subsidiaries, "NGM" refers to Noble Gas Marketing, Inc. and its subsidiary, and "NTI" refers to Noble Trading, Inc. Samedan's subsidiaries include EDC. In this report, quantities of oil are expressed in barrels ("BBLS"); and quantities of natural gas are expressed in thousands of cubic feet ("MCF"), millions of cubic feet ("MMCF"), billions of cubic feet ("BCF"), trillions of cubic feet ("TCF") and million British Thermal Units ("MMBTU"). Equivalent units are expressed in thousand cubic feet of gas equivalents ("MCFe"), million cubic feet of gas equivalents ("MMCFe"), billion cubic feet of gas equivalents ("BCFe"), or trillion cubic feet of gas equivalents ("TCFe"), converting oil to gas at one barrel of oil equaling six thousand cubic feet of gas, or barrel of oil equivalents ("BOE") converting gas to oil at six thousand cubic feet of gas to one barrel of oil.

         The Company's wholly owned subsidiary, NGM, markets the majority of the Company's natural gas as well as third-party gas. The Company's wholly owned subsidiary, NTI, markets a portion of the Company's oil as well as third-party oil. For more information regarding NGM's operations and NTI's operations, see "Item 1. Business--Oil and Gas--Marketing" of this Form 10-K.

         The Company owns a 45 percent interest in Atlantic Methanol Production Company ("AMPCO"), an unconsolidated subsidiary accounted for on the equity method. For more information, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K.

OIL AND GAS

         The Company's wholly owned subsidiary, Samedan, directly or through various arrangements with other companies, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploration activities. Exploration activities include geophysical and geological evaluation and exploratory drilling on properties for which the Company has exploration rights. Samedan has been engaged in the exploration, production and marketing of oil and gas since 1932. Samedan has exploration, exploitation and production operations domestically and internationally. The domestic areas consist of: offshore in the Gulf of Mexico; the Gulf Coast area (Louisiana, New Mexico and Texas); the Mid Continent region (Oklahoma and Southern Kansas); and the Rocky Mountain division (Colorado, Montana, North Dakota, Wyoming and California). The international areas of operations include Argentina, China, Denmark, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea and the United Kingdom. For more information regarding Samedan's oil and gas properties, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

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

         In January 1997, the Registrant sold its Canadian operations. The consolidated financial statements of the Registrant (Item 8. of this Form 10-K) include the Canadian operations for 1996 and 1997. There were no Canadian operations in 1998.

         In January 1998, the Registrant acquired all the oil and gas properties of New England Energy Incorporated, a wholly owned subsidiary of New England Energy Systems, for $50 million. The consolidated financial statements of the Registrant (Item 8. of this Form 10-K) include the revenues and expenditures associated with these properties for the entire year.

         Exploration Activities

         Gulf of Mexico. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf of Mexico (offshore Texas and Louisiana) since 1968. Generally, properties in the Gulf of Mexico are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties. The Company's current production in the Gulf of Mexico is derived from 220 wells operated by Samedan and 364 wells operated by others. During the past 30 years, Samedan has drilled or participated in the drilling of 894 gross wells in the Gulf of Mexico. At December 31, 1998, the Company held offshore federal leases covering 1,059,443 gross developed acres and 996,017 gross undeveloped acres in the Gulf of Mexico on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Gulf Coast Area. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf Coast area (onshore Louisiana, New Mexico and Texas) since the 1930's. The Company's current production in the Gulf Coast area is derived from 636 wells operated by Samedan and 1,484 wells operated by others. Properties in the Gulf Coast area are characterized by gas reservoirs with strong production rates and oil fields with primary and secondary recovery operations which tend to deplete more gradually than the Company's offshore properties. At December 31, 1998, the Company held 177,132 gross developed acres and 157,733 gross undeveloped acres in the Gulf Coast area on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Mid Continent Region. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Mid Continent region (Oklahoma and Southern Kansas) since 1932. The Company's current oil and gas production in the Mid Continent region is derived from 517 wells operated by Samedan and 1,449 wells operated by others. Reservoirs in the Mid Continent region tend to be characterized by stable oil and gas production from primary and secondary recovery operations. These reservoirs tend to produce for longer periods compared to the Company's offshore properties. At December 31, 1998, the Company held 260,042 gross developed acres and 98,928 gross undeveloped acres in the Mid Continent region on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Rocky Mountain Division. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Rocky Mountain division (Colorado, Montana, North Dakota, Wyoming and California) since 1960. The Company's current production in the Rocky Mountain division is derived from 945 wells operated by Samedan and 784 wells operated by others. Reservoirs in the Rocky Mountain division are primarily characterized by oil and gas production from primary recovery, secondary recovery and horizontally drilled wells. The Rocky Mountain division has two unitized gas fields with an estimated reserve life of 50 years. At December 31, 1998, the Company held 338,845 gross developed acres and 245,698 gross undeveloped acres in the Rocky Mountain division on which it currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Argentina. Samedan, through its subsidiary EDC Argentina, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in Argentina since 1996. The Company's properties are located in southern Argentina in the El Tordillo field, which is characterized by secondary recovery oil production from a 10,000 acre reservoir. At December 31, 1998, the Company held 28,988 gross developed acres and 84,337 gross undeveloped acres in Argentina, with an expiration date of 2016, on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         China. Samedan, through its subsidiary EDC China, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in China since 1996. The Company has four concessions in Bo Hai Bay, offshore China. The Company was approved to operate two of the concessions by the Chinese government in 1997. These concessions, Cheng Dao Xi and Cheng Zi Kou, are contiguous and adjoin non-owned production in the southern portion of Bo Hai Bay. The other two concessions, Laopu and Getuo, are located in the northern portion of Bo Hai Bay. At December 31, 1998, the Company held 307,398 gross undeveloped acres in China, on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Ecuador. Samedan, through its subsidiary EDC Ecuador Ltd., has been actively engaged in exploration, exploitation and development of oil and gas properties in Ecuador since acquiring EDC in 1996. The Company's presence in Ecuador is primarily in the Amistad gas field (offshore Ecuador) which was discovered in 1970 but had never been developed due to the lack of a gas market and infrastructure in Ecuador. The concession, Block 3, which covers 864,126 gross acres and encompasses the Amistad field, was awarded to EDC in 1996 by the Ecuadorian government. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Equatorial Guinea. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties offshore Equatorial Guinea (West Africa) since 1990. The primary offshore Equatorial Guinea production is from the Alba field. The field produces condensate and has a sizable gas reserve which will be utilized as feedstock by a methanol plant currently under construction. The plant will be owned by AMPCO in which the Company owns a 45 percent interest. For more information on the methanol plant, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K. Based on reserve estimates, the Alba field can deliver gas sufficient for the plant to operate for 30 years. At December 31, 1998, the Company held 26,651 gross developed acres and 285,307 gross undeveloped acres offshore Equatorial Guinea, on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         United Kingdom and the North Sea. Samedan, through its subsidiary EDC (Europe) Limited (formerly Brabant Petroleum Limited), has been actively engaged in exploration, exploitation and development of oil and gas properties in the United Kingdom and the North Sea since 1996. The Company's current oil and gas production in the United Kingdom and the North Sea is derived from 130 wells operated by others. Reservoirs in the North Sea tend to have the same attributes as Gulf of Mexico reservoirs. At December 31, 1998, the Company held 130,876 gross developed acres and 396,885 gross undeveloped acres on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Denmark. In 1998, Samedan, through its subsidiary EDC Denmark, was awarded an 80 percent interest in the offshore Denmark license 13/98 comprising Block 5505/09 and the southwest portion of Block 5505/05. The license encompasses 80,900 acres with water depths ranging from 115 feet to 180 feet. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Mediterranean Sea. In 1998, the Company, through its subsidiary Samedan, Mediterranean Sea, Inc., entered into a participation agreement, with a 40 percent interest, covering nine licenses encompassing 885,625 gross acres. The acreage is located about 20 miles offshore Israel in water depths ranging from 2,500 feet to 5,000 feet. For more information, see "Item 2.
Properties--Oil and Gas" of this Form 10-K.

         Production Activities

         Operated Property Statistics. The percentage of oil and gas wells operated and the percentage of sales volume from operated properties are shown in the following table as of December 31:

                                                   1998                       1997                       1996
                                            -----------------------------------------------------------------------
(In percentages)                              Oil          Gas          Oil          Gas          Oil           Gas
-------------------------------------------------------------------------------------------------------------------
Operated well count basis                    20.7         58.9         15.1         60.8         22.4          57.4
Operated sales volume basis                  45.3         59.2         48.8         63.5         56.6          68.3

         Net Production. The following table sets forth Samedan's net oil and natural gas production including royalty, for the three years ended December 31:

                                       1998             1997              1996
------------------------------------------------------------------------------
Oil Production
   (million BBLS)                      13.6             14.0              12.6
Gas Production
   (BCF)                              206.8            206.4             171.8

Oil and Gas Equivalents. The following table sets forth Samedan's net production stated in oil and gas equivalent volumes, for the three years ended December 31:

                                        1998            1997              1996
-------------------------------------------------------------------------------
Total Oil Equivalents
   (million BOE)                        48.1             48.4              41.3
Total Gas Equivalents
   (BCFe)                              288.4            290.4             247.6

         Acquisitions of Oil and Gas Properties, Leases and Concessions

         During 1998, Samedan spent approximately $48.4 million on the purchase of producing oil and gas properties. Samedan spent approximately $3.9 million on producing properties in 1997 and approximately $687 million in 1996 related to the EDC acquisition. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         During 1998, Samedan spent approximately $37.4 million on acquisitions of unproved properties. These properties were acquired primarily through domestic onshore lease acquisitions, various offshore lease sales and international concession negotiations. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

         Marketing

         NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and accumulating gas to be sold to gas marketers and pipelines. During 1998, approximately 60 percent of NGM's total sales were to end users. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells or from other producers' properties in which the Company may not own an interest. NGM, through its wholly owned subsidiary, Noble Gas Pipeline, Inc., engages in the installation, purchase and operation of gas gathering systems.

         Samedan and EDC have short-term gas sales contracts with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM. Samedan and EDC sold 50.2 percent of their production to NGM in 1998. Sales, including hedging transactions, are recorded as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan, EDC and third parties. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements. The Company has a small number of long-term gas contracts representing less than five percent of its total gas sales.

         Oil produced by the Company is sold to purchasers in the United States and foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and by trucks to gatherers, transportation companies and end users. NTI markets a portion of the Company's oil as well as certain third-party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues and records cost of sales in gathering, marketing and processing costs. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

         Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average oil price decreased from $17.86 per BBL in 1997 to $11.66 per BBL in 1998. Due to the volatility of oil prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

         Substantial competition in the natural gas marketplace continued in 1998. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The Company's average gas price decreased from $2.48 per MCF in 1997 to $2.18 per MCF in 1998. Due to the volatility of gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

         The largest single non-affiliated purchaser of the Company's oil in 1998 was Plains Marketing, Inc., which accounted for approximately 37 percent of the Company's oil sales, representing 9.2 percent of total revenues. The five largest purchasers accounted for approximately 76 percent of total oil sales. The largest single non-affiliated purchaser of the Company's gas in 1998 accounted for approximately two percent of its gas sales. The five largest purchasers accounted for approximately nine percent of total gas sales. The Company does not believe that its loss of a major oil or gas purchaser would have a material effect on the Company.

         Regulations and Risks

         General. Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, prevention of waste and pollution, and protection of the environment. Laws affecting the oil and gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Numerous governmental departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects the Company's profitability.

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

         Environmental Matters. As a developer, owner and operator of oil and gas properties, the Company is subject to various federal, state, local and foreign country laws and regulations relating to the discharge of materials into, and the protection of, the environment. The release or discharge of oil from Samedan's domestic onshore or offshore facilities could subject Samedan to liability under federal laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act and the Clean Water Act, for pollution cleanup costs, damage to the environment, civil or criminal penalties, and orders or injunctions requiring the suspension or cessation of operations in affected areas. The liability under these laws for a substantial release or discharge of oil, subject to certain specified limitations on liability, may be extraordinarily large. If any oil pollution was caused by willful misconduct, willful negligence or gross negligence, or was caused primarily by a violation of federal regulations, such limitations on liability may not apply. Certain of Samedan's facilities are subject to regulations of the United States Environmental Protection Agency, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable water.

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

UNCONSOLIDATED SUBSIDIARY

         The Company owns a 45 percent interest in AMPCO and accounts for its interest on the equity method within Samedan Methanol. For more information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Samedan is participating in AMPCO with a 50 percent expense interest (45 percent ownership and a five percent government carried interest) to construct a methanol plant in Equatorial Guinea. The total projected cost of the plant and supporting facilities is estimated to be $423.8 million. The plant is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 120 MMCF of gas per day from Samedan's 34.8 percent owned Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The construction contract stipulates that first production of methanol should be achieved by the first quarter of 2001. Current marketing plans are to seek to enter into long-term contracts with methanol users in the United States and Europe.

EMPLOYEES

         During the year, the total number of employees of the Company increased from 614 at December 31, 1997 to 630 at December 31, 1998.

ITEM 2.   PROPERTIES.

OFFICES

         The principal executive office of the Registrant is located in Ardmore, Oklahoma. The principal office of Samedan is in Ardmore, Oklahoma. Samedan also maintains offices in Oklahoma City, Houston, Denver, United Kingdom, China and Ecuador. Samedan maintains three separate offices in Houston for its oil and gas operations; one for international operations, one for offshore operations and one for onshore operations. NGM's office is located in Houston, Texas and NTI's office is located in Ardmore, Oklahoma.

OIL AND GAS

         Samedan, directly or through various arrangements with others, searches for potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities. These activities include geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired exploration rights. During 1998, Samedan drilled or participated in the drilling of 187 gross (88.1 net) wells, comprised of 29 gross (4.4 net) international wells and 158 gross (83.7 net) domestic wells. For more information regarding Samedan's oil and gas properties, see "Item 1. Business--Oil and Gas" of this Form 10-K.

         Gulf of Mexico. In the Gulf of Mexico during 1998, Samedan drilled or participated in the drilling of 61 gross wells, of which 25 were exploratory wells (10.4 net) and 36 were development wells (17.0 net) in federal and state waters offshore Texas and Louisiana. Of the 61 gross wells, 41 wells (18.4 net) were completed as productive and 20 wells (9.1 net) were abandoned as dry holes. Samedan was high bidder on 30 tracts in the two federal lease sales during the year and was awarded 28 new leases, of which 12 are located in water depths greater than 1,000 feet. Samedan was also the successful bidder on 16 tracts located in the state waters offshore Texas. The Company intends to remain active in these areas of the Gulf of Mexico.

         In 1998, the Company drilled and completed two 100 percent owned wells on its High Island A-550 Block, offshore Texas. The wells were completed in the second quarter and at year end were producing approximately 60 MMCF of gas and 2,000 BBLS of condensate per day.

         In the first quarter, Samedan commenced production from its Main Pass 261 property, in which it owns a 50 percent working interest. The field, which contains four wells, was producing 43 MMCF of gas and 650 BBLS of condensate per day at year end.

         Production commenced in the second quarter of 1998 from Samedan's 25 percent owned East Cameron 381 field, located offshore Louisiana. At year end, the field was producing approximately 60 MMCF of gas and 3,700 BBLS of condensate per day from three wells.

         Samedan made an apparent discovery at Vermilion 335 and 336. The 335 #2 well (50 percent working interest) logged 72 feet of pay in one zone. The 336 A-1 well (33.3 percent working interest) logged 45 feet of pay in two zones. The wells should be completed and start production in the third quarter of 1999.

         Gas production commenced from the Company's 66.7 percent owned South Timbalier 220 property in the third quarter of 1998. The field was producing approximately 24 MMCF of gas per day at year end.

         Samedan participated with an 8.2 percent working interest in drilling six wells and completing five wells in the West Cameron 498 field. The field was producing approximately 2,500 BBLS of oil and 15 MMCF of gas per day at year end.

         Samedan kept a drilling rig busy for most of the year in its 100 percent owned Main Pass 305/306 oil field. The Company completed three wells on the "E" platform and drilled and completed three wells on the "A" platform during 1998. When oil prices recover, the Company intends to do additional drilling in the field on the "B" and "D" platforms, which have seven possible drilling locations identified.

         A gas discovery on Grand Isle 58 was being developed at year end. The well logged 49 feet of pay and is expected to be connected to the sales line in the first quarter of 1999. The Company owns a 30 percent working interest in the well, which is projected to commence production at a rate of 17 MMCF of gas per day.

         During 1999, the Company expects to participate in two deepwater exploration wells. The first well is anticipated to be drilled on Ewing Bank 995, Sidewinder prospect, located offshore Louisiana. The well, in which the Company has a 42.5 percent working interest, is targeted to be drilled to 18,000 feet and will be located in approximately 1,060 feet of water. The second deepwater exploratory well is anticipated to be drilled on Green Canyon 238, Cleopatra prospect, located offshore Louisiana. The well, in which the Company will pay a 40 percent interest to earn a 20 percent interest in the lease, is targeted to be drilled to 25,800 feet and will be located in approximately 2,150 feet of water. The Company may proceed with drilling other deepwater prospects it has in inventory or acquires through farm-in during the year. Such activity will depend on available cash flow and industry conditions.

         Gulf Coast Area. During 1998, Samedan participated in drilling 12 gas wells in the Caspiana prospect in north Louisiana with interests ranging from
6.4 to 39.2 percent. The wells are completed in the Cotton Valley formation and have typical initial production rates of .6 to 2.1 MMCF of gas per day. Samedan anticipates that six to eight additional wells will be drilled in north Louisiana during 1999.

         The best onshore gas discovery drilled by the Company in 1998 was in the Javelina prospect located in Starr County, Texas. The Chevron-BTLT #1 well was drilled to 11,570 feet and encountered approximately 218 feet of Vicksburg gas pay in two zones. The lower zone, 56 feet of pay, was abandoned due to mechanical difficulties. The upper zone, 162 feet of pay, was fracture treated and completed at the rate of 5.5 MMCF of gas per day and 102 BBLS of oil per day. Samedan owns a 45 percent working interest in the well and in approximately 6,000 gross acres on the prospect. The Company expects to drill four additional wells offsetting the discovery in 1999. Samedan also made a gas discovery in the Vicksburg formation eight miles south of the Chevron-BTLT #1 well in the S.W. Jeffress prospect. The Yturria #1 well encountered approximately 100 feet of Vicksburg gas pay between the depths of 8,360 feet and 8,730 feet. The well is waiting on pipeline connection and fracture treatment. The Company owns a 37.5 percent interest in the well and in 3,146 surrounding acres and expects to participate in three additional wells on the prospect in 1999.

         In south Louisiana, the A.R. Romaine #2 was drilled to approximately 15,200 feet and completed in the Marg Howei formation. The well was completed at the initial rate of 15 MMCF of gas and 376 BBLS of condensate per day. Samedan owns a 35.6 percent working interest in the well. At year end, Samedan was recompleting the Romero #3 well in the Kaplan field to the Marg Howei formation. Based upon offset well performance, Samedan projects the well will be capable of producing 14 MMCF of gas and 350 BBLS of condensate per day. Samedan owns an 81.4 percent working interest in the well.

         Rocky Mountain Division. The area with the most active drilling program was the Niobrara play in Yuma County, Colorado. Samedan participated in 21 gas wells with interests ranging from 12.5 to 100 percent. Samedan owns an interest in approximately 72,700 gross acres in the area and estimates that 90 additional locations remain to be drilled.

         Argentina. The Company participated with a 13.7 percent working interest in 25 exploitation wells drilled in the El Tordillo field during the year. The field is producing approximately 2,300 BBLS of oil per day, net to the Company's interest. The 1999 budget proposed by the field operator consists of ten exploitation wells and an exploratory well to be drilled within five miles of the existing field.

         China. The Company drilled two wells on its Cheng Dao Xi concession, located in the southern portion of the Bo Hai Bay during 1998. The 18-1 well encountered approximately 154 feet of oil pay in 12 sands, as determined from electric logs. Five of the zones were perforated and flowed at the combined rate of approximately 1,500 BBLS of oil per day. The 19-1 well encountered approximately 59 feet of oil pay in three sands. Two lower sands were tested at the combined flow rate of approximately 120 BBLS of oil per day. The uppermost sand was not tested due to testing of the zone by the Chinese on previous wells drilled on the concession. The zone flowed at the rate of approximately 450 BBLS of oil per day during such test. Samedan has submitted an overall field development plan ("ODP") to the appropriate Chinese agencies for approval. The ODP sets forth various development scenarios and expenditures, as well as economic projections. Subsequent to approval of the ODP, the costs will be shared 57 percent by the Company and 43 percent by the Chinese National Petroleum Corporation. During 1999, Samedan may drill an additional well on the Cheng Dao Xi concession and exploratory wells on the Cheng Zi Kou concession and on the Getuo concession. Due to low worldwide oil prices such drilling activities may be delayed if approved by the Chinese authorities.

         Ecuador. The Company owns a 100 percent working interest in the Block 3 concession, located offshore Ecuador in the Gulf of Guayaquil. The concession includes 864,126 acres and encompasses the Amistad gas field. During the year, Samedan supplemented its 3-D seismic grid on the field with 272 additional miles of 2-D seismic data. The Company is working on a joint venture arrangement which would include a comprehensive plan to develop the Amistad field and supply gas to a new electric power generation plant to be constructed simultaneously with field development. The field development is expected to take approximately 24 months and encompass fabrication and installation of a platform, production facilities and pipeline, as well as drilling and completing four wells. Platform construction is anticipated to commence mid year 1999.

         Equatorial Guinea. The Company owns a 45 percent interest in AMPCO, which is constructing a methanol plant in Equatorial Guinea. The plant is designed to produce 2,500 metric tons of methanol per day, which is the equivalent of 20,000 BBLS per day. The turnkey construction contract of $313.5 million stipulates that production of methanol should be achieved in the first quarter of 2001. During 1999, the Company anticipates it will make approximately $85.4 million in progress payments toward the plant construction. For additional information, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K.

         The Company drilled an additional well in its Alba gas and condensate field during the year. The Alba #5 well was drilled approximately 13,000 feet southwest of the two existing producing wells. It encountered approximately 325 feet of gas and condensate in one pay zone, as determined from electric logs; the well was not tested. Current exploitation plans for the field include installing a platform, drilling three additional wells and constructing a pipeline. Upon completion of the exploitation plan, which is expected to take 20 months, the field should be capable of producing approximately 250 MMCF of gas and 17,000 BBLS of condensate per day. Approximately 120 MMCF of gas per day will be sold to the methanol plant as feedstock with the balance reinjected into the reservoir. The Company owns a 34.8 percent working interest in the Alba field and in 285,307 gross undeveloped surrounding acres.

         North Sea. Gas production commenced from Samedan's 24 percent owned Malory field in the fourth quarter of 1998. At year end, the field was producing approximately 70 MMCF of gas per day. The Company participated with a
12.5 percent interest in a successful well on its Goldeneye prospect on Block 20/4b. The well tested 41.5 MMCF of gas and 2,055 BBLS of condensate per day. Development of the Goldeneye prospect will most likely require unitization with the offset acreage, which is operated by Shell.

         During 1998, Samedan was awarded Blocks 28/15 and 29/11 in the 18th round of licensing. Samedan owns a 45 percent interest in the blocks, which are located in the central North Sea.

         Denmark. The Company was awarded an 80 percent working interest in license 13/98, located offshore Denmark. The license encompasses 80,900 acres with water depths ranging from 115 to 180 feet.

         Mediterranean Sea. The Company has entered into an exploration participation agreement offshore Israel. The agreement covers nine licenses encompassing 885,625 acres. The acreage is located approximately 20 miles offshore in water depths ranging from 2,500 to 5,000 feet. Samedan anticipates a rig will be on location early in the second quarter of 1999. The exploratory well is targeted to be drilled to 7,250 feet and cost an estimated $9.4 million. The well will test a gas prospect that has been delineated by recent seismic data. The initial prospect size is estimated to be 200 to 250 BCF of gas. The Company will pay a 53.3 percent interest in the well to earn a 40 percent interest in the licenses.

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

                                Net Exploratory Wells                              Net Development Wells
                    ----------------------------------------           ----------------------------------------
                      Productive(1)                 Dry(2)                Productive(1)                Dry(2)
                    ----------------------------------------           ----------------------------------------
Year Ended
December 31,      U.S.         Int'l         U.S.        Int'l         U.S.        Int'l         U.S.         Int'l
-------------------------------------------------------------------------------------------------------------------
1998             15.63           .13        15.16          .33        42.21         3.92        10.71
1997             13.98           .76        25.08         3.79       155.93         3.13         7.89
1996             15.37           .69        22.16         1.04        74.97         1.17        19.91

-----------------
    (1) A productive well is an exploratory or a development well that is not a dry hole.

    (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         At January 12, 1999, Samedan was drilling seven gross (2.9 net) exploratory wells and nine gross (2.9 net) development wells. These wells are located onshore in the United States in California, Louisiana, Montana, Oklahoma and Texas, and offshore Gulf of Mexico. These wells have objectives ranging from approximately 6,500 to 18,000 feet. The estimated drilling cost to Samedan of these wells is approximately $5.5 million if all are dry and approximately $7.7 million if all are completed as producing wells.

         Oil and Gas Wells. The number of productive oil and gas wells in which Samedan held an interest as of December 31, were as follows:

                                                 1998(1)(3)               1997(1)(2)(3)              1996(1)(3)
                                          -------------------------------------------------------------------------
                                            Gross          Net        Gross          Net        Gross           Net
-------------------------------------------------------------------------------------------------------------------
OIL WELLS
   United States - Onshore                4,571.5        895.8      4,614.5        881.4      4,607.0         860.8
   United States - Offshore                 344.0        145.9        327.0        140.3        343.0         151.1
   International                          1,019.0        119.2        549.0         58.5        629.0          91.8
-------------------------------------------------------------------------------------------------------------------
Total                                     5,934.5      1,160.9      5,490.5      1,080.2      5,579.0       1,103.7
-------------------------------------------------------------------------------------------------------------------

GAS WELLS
   United States - Onshore                1,608.5        944.7      1,568.5        920.9      1,476.0         847.2
   United States - Offshore                 410.0        152.2        480.0        176.6        530.0         186.9
   International                             25.0          2.0         25.0          1.9         89.0          32.6
-------------------------------------------------------------------------------------------------------------------
Total                                     2,043.5      1,098.9      2,073.5      1,099.4      2,095.0       1,066.7
-------------------------------------------------------------------------------------------------------------------


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

    (3) One or more completions in the same bore hole is counted as one well in this table. The following table summarizes multiple completions and non-producing wells as of December 31 for the years shown. Included in wells not producing are productive wells awaiting additional action, pipeline connections or shut-in for various reasons.

                                                    1998                      1997                      1996
                                          -------------------------------------------------------------------------
                                            Gross          Net        Gross          Net        Gross           Net
-------------------------------------------------------------------------------------------------------------------
MULTIPLE COMPLETIONS
    Oil                                      21.5         15.5         24.5         18.1         21.0          14.4
    Gas                                      47.5         24.7         48.5         21.6         47.0          23.6

NOT PRODUCING (SHUT-IN)
    Oil                                   1,609.5        237.2      1,017.0        127.3      1,086.0         136.7
    Gas                                      58.5         23.2         79.5         50.1         63.5          32.0

         At year-end 1998, Samedan had less than five percent of its oil and gas sales volumes committed to long-term supply contracts and had no similar agreements with foreign governments or authorities in which Samedan acts as producer.

         Since January 1, 1998, no oil or gas reserve information has been filed with, or included in any report to any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration ("EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

         Average Sales Price. The following table sets forth for each of the last three years the average sales price per unit of oil produced and per unit of natural gas produced, and the average production cost per unit.

                                                                      Year Ended December 31,
                                                           ------------------------------------------
                                                              1998             1997              1996
-----------------------------------------------------------------------------------------------------
Average sales price per BBL of oil (1):

         United States                                     $ 11.98           $18.49           $ 17.83
         International                                     $ 10.28           $15.55           $ 20.32

              Combined (2)                                 $ 11.66           $17.86           $ 18.28

Average sales price per MCF of natural gas (1):

         United States                                     $  2.18           $ 2.48           $  2.18
         International                                     $  2.13           $ 2.29           $  1.90

              Combined (3)                                 $  2.18           $ 2.48           $  2.17

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation
         (MCFe)(4):

         United States                                     $   .52           $  .58           $   .49
         International                                     $   .66           $  .85           $  1.04

              Combined                                     $   .54           $  .61           $   .53

------------

    (1) Net production amounts used in this calculation include royalties.

    (2) Reflects a reduction of $.19 per BBL in 1997 and $2.35 per BBL in 1996 from hedging.

    (3) Reflects a reduction of $.12 per MCF in 1997 and $.33 per MCF in 1996 from hedging.

    (4) Oil production is converted to gas equivalents (MCFe) based on the average sales prices per BBL of oil and per MCF of gas. Net production amounts used in the calculation of average sales prices for purposes of computing the conversion ratio exclude royalties. Conversion ratios (BBLS to MCF) for 1998, 1997 and 1996 are set forth below:

                                           United States    International
                                           -------------    -------------
                               1998           .18 to 1          .21 to 1
                               1997           .13 to 1          .15 to 1
                               1996           .12 to 1          .09 to 1

SIGNIFICANT OFFSHORE UNDEVELOPED LEASE HOLDINGS (interests rounded to nearest whole percent)

           Net Working        Net Working                              Net Working        Net Working
Block     Interest (%)        Block         Interest(%)     Block     Interest (%)        Block         Interest(%)
-------------------------------------------------------------------------------------------------------------------
East Breaks                   Eugene Island                 South Timbalier            Garden Banks
    420*            50             84             95             98             50          25            100
    421*            50            300             67            156             67          34            100
    464*            50            317             67            219             67          35            100
    465*            50            323             50        Ewing Bank                      62             25
    475*           100        South Marsh Island                993             50          63             25
    519*           100             62             67            995             43          64             25
    563*           100             63             67            996             43          78            100
    588*           100             65             67        Vermilion                      107             25
    632*           100            104            100            278             50         116            100
    633*           100            167            100            280             50         122            100
Green Canyon                      179             35            283             50         154            100
     23*            50            180             35            285             50         163            100
     24*            43            185             35            286            100         326*           100
     25*            43            186             35            300             50         534*            35
     27*            43            191             50            312            100         536*            35
     85*            50        Mississippi Canyon                345             75         537*            35
    227*            50            524*            50            349             75         538*            35
    228*            50            573            100            360             67         578*            35
    238*            20            583*            50            361             67         580*            35
Galveston                         618*            50            365             50         581*            35
    249-L           50            661*            25            366             75         582*            35
    250-L           50            665*            50            377            100         625*            35
    274-L           50            705*            25            394             75         751*           100
    275-L           50        West Cameron                  High Island                    795*           100
    340-S           50            583            100          A-426             33         841*            40
    341-S           50            602            100          A-435             33     Viosca Knoll
    349-S           50        Brazos                        South Pass                     344            100
Ship Shoal                        336-L           50             41             50         820             50
    313             40            337-L           50

*Located in water deeper than 1,000 feet.

(This page contained a map depicting developed and undeveloped Gulf of Mexico properties.)

         The developed and undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1998, is as follows:

                                                     Developed Acreage (1)(2)          Undeveloped Acreage (2)(3)
                                                   ------------------------------     -----------------------------
Location                                           Gross Acres        Net Acres       Gross Acres         Net Acres
-------------------------------------------------------------------------------------------------------------------
United States Onshore
    Alabama                                              2,610             1,258            2,396               506
    California                                           7,151             2,707           12,588             5,619
    Colorado                                            67,825            63,614           41,098            32,405
    Kansas                                              93,388            53,696           20,043            11,963
    Louisiana                                           32,277            14,718            8,465             3,862
    Mississippi                                         12,738             7,705            2,625               469
    Montana                                            190,881           128,217           91,541            48,185
    New Mexico                                           5,715             3,054           26,508             8,668
    North Dakota                                        26,129            11,860           32,542            20,538
    Oklahoma                                           167,550            68,156           64,411            24,908
    Texas                                              129,838            58,503          147,337            52,562
    Wyoming                                             34,557            15,690           47,416            21,313
    Other                                                5,360             2,541            5,389             1,659
-------------------------------------------------------------------------------------------------------------------
     Total United States Onshore                       776,019           431,719          502,359           232,657
-------------------------------------------------------------------------------------------------------------------
United States Offshore (Federal Waters)
    Alabama                                             11,520             4,608          161,280            67,680
    California                                          33,074             5,727           63,884             6,283
    Louisiana                                          716,097           313,452          480,739           245,816
    Mississippi                                         28,171            22,621           45,056            22,975
    Texas                                              270,581           105,538          233,538           139,895
-------------------------------------------------------------------------------------------------------------------
     Total United States Offshore (Federal Waters)   1,059,443           451,946          984,497           482,649
-------------------------------------------------------------------------------------------------------------------
International
    Argentina                                           28,988             3,778           85,760            11,177
    Australia                                                                             926,625           368,333
    China                                                                                 307,398           204,438
    Denmark                                                                                80,900            64,720
    Ecuador                                                                               864,126           864,126
    Equatorial Guinea                                   26,651             9,272          285,307            99,263
    Ireland                                                                               296,797           169,174
    Israel                                                                                885,625           354,250
    Portugal                                                                              234,974           105,738
    United Kingdom                                     130,876             8,460          396,885           131,696
    Other                                                                                 777,277            32,063
-------------------------------------------------------------------------------------------------------------------
       Total International                             186,515            21,510        5,141,674         2,404,978
-------------------------------------------------------------------------------------------------------------------

    Total                                            2,021,977           905,175        6,628,530         3,120,284
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

    (3) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well so holding such lease.

ITEM 3.   LEGAL PROCEEDINGS.

         There are no material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of March 15, 1999, with respect to the executive officers of the Registrant.


  Name                         Age                                        Position
  ----                         ---                                        --------
  Robert Kelley (1)             53          Chairman of the Board, President, Chief Executive Officer, Director

  George L. DeMare Jr. (2)      53          Senior Vice President and Operating Committee Member of Samedan

  William D. Dickson (3)        50          Senior Vice President-Finance and Treasurer of the Registrant and
                                            Operating Committee Member of Samedan

  Dan O. Dinges (4)             45          Senior Vice President and Operating Committee Member of Samedan

  W. A. Poillion (5)            49          Senior Vice President and Operating Committee Member of Samedan

  Orville Walraven (6)          54          Corporate Secretary of the Registrant and Senior Vice President and
                                            Operating Committee Member of Samedan

  James C. Woodson (7)          56          Senior Vice President and Operating Committee Member of Samedan

--------------

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

    (2) George L. DeMare, Jr. was promoted to Senior Vice President and Onshore Division General Manager of Samedan on January 1, 1998. Prior thereto, he had served as Vice President and Onshore Division General Manager of Samedan since 1989. Mr. DeMare has been a member of the Operating Committee of Samedan since January 31, 1995.

    (3) William D. Dickson was promoted to Senior Vice President-Finance and Treasurer on January 1, 1998. Prior thereto, he had served as Vice President-Finance and Treasurer of the Company since October 1985. He has served as Vice President-Finance, Treasurer and Assistant Secretary of Samedan since 1984 and as a member of the Operating Committee of Samedan since February 9, 1994.

    (4) Dan O. Dinges was promoted to Senior Vice President and Division General Manager, Offshore Division of Samedan on January 1, 1998. Prior thereto, he had served as Vice President and General Manager Offshore Division of Samedan since January 1989. Mr. Dinges has been a member of the Operating Committee of Samedan since January 31, 1995.

    (5) W. A. Poillion was promoted to Senior Vice President-Production and Drilling of Samedan on January 1, 1998. Prior thereto, he had served as Vice President-Production and Drilling of Samedan since November 1990. He has been a member of the operating committee of Samedan since November 1, 1990. From March 1, 1985 to October 31, 1990, he served as Manager of Offshore Production and Drilling for Samedan.

    (6) Orville Walraven has served as Corporate Secretary of the Registrant since January 1, 1989. He was promoted to Senior Vice President-Land of Samedan on January 1, 1998. Prior thereto, he had served as Vice President-Land of Samedan since January 1, 1989. He has been a member of the Operating Committee of Samedan since January 1, 1989.

    (7) James C. Woodson was promoted to Senior Vice President-Exploration of Samedan on January 1, 1998. Prior thereto, he had served as Vice President-Exploration since September 1, 1983. Mr. Woodson has been a member of the Operating Committee of Samedan since August 1, 1986.

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

                                                                   Dividends
                               High               Low              Per Share
----------------------------------------------------------------------------
1998
   First quarter              $46 3/16          $32 3/4              $.04
   Second quarter             $44 3/4           $35 5/16             $.04
   Third quarter              $38 1/4           $22 5/8              $.04
   Fourth quarter             $35 7/16          $21 15/16            $.04
1997
   First quarter              $50                $37 1/2             $.04
   Second quarter             $43 3/4            $32 1/4             $.04
   Third quarter              $47 9/16           $38 1/8             $.04
   Fourth quarter             $46                $32 3/16            $.04

         Transfer Agent and Registrar. The transfer agent and registrar for the Common Stock is Bank One N.A., Post Office Box 26848, Oklahoma City, Oklahoma 73125.

         Stockholders' Profile. As of December 31, 1998, the number of holders of record of Common Stock was 1,404. The following chart indicates the common stockholders by category.

                                                                      Shares
December 31, 1998                                                Outstanding
----------------------------------------------------------------------------
Individuals                                                          459,313
Joint accounts                                                        77,522
Fiduciaries                                                          175,417
Institutions                                                       2,540,037
Nominees                                                          53,728,719
Foreign                                                                    0
----------------------------------------------------------------------------
   Total                                                          56,981,008
----------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                       Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts and ratios)   1998            1997             1996           1995             1994
-----------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
   Revenues                                      $   911,616      $ 1,116,623     $   887,203     $   487,018     $   358,389
   Net cash provided by operating activities         324,275          445,571         380,945         238,920         188,621
   Net income                                       (164,025)          99,278          83,880           4,086           3,166
PER SHARE DATA
   Basic earnings per share                      $     (2.88)     $      1.75     $      1.63     $       .08     $       .06
   Cash dividends                                $       .16      $       .16     $       .16     $       .16     $       .16
   Year end stock price                          $     24.63      $     35.25     $     47.88     $     29.88     $     24.75
   Basic weighted average shares outstanding          56,955           56,872          51,414          50,046          49,970
FINANCIAL POSITION (at year end)
   Property, plant and equipment, net:
     Oil and gas mineral interests,
       equipment and facilities                  $ 1,429,667      $ 1,546,426     $ 1,559,691     $   831,827     $   804,009
   Total assets                                    1,686,080        1,852,782       1,956,938         989,176         933,516
   Long-term obligations:
     Long-term debt, net of current portion          745,143          644,967         798,028         376,992         376,956
     Deferred income taxes                           106,823          144,083         108,434          69,445          61,802
     Other                                            52,868           56,425          50,603          33,650          19,455
   Shareholders' equity                              642,080          812,989         720,067         411,911         412,066
   Ratio of debt to book capital                         .54              .44             .54             .48             .48
CAPITAL EXPENDITURES
   Oil and gas mineral interests,
     equipment and facilities                    $   237,425      $   320,561     $   982,499     $   252,977     $   158,973
   Other                                               2,733            8,499           3,485           6,265           2,371

-----------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures                    $   240,158      $   329,060     $   985,984     $   259,242     $   161,344
-----------------------------------------------------------------------------------------------------------------------------

For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OPERATING STATISTICS                                     Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                       1998           1997           1996          1995          1994
--------------------------------------------------------------------------------------------------------
GAS
Sales (in millions)                $   441.8       $  499.4       $  365.4       $  167.4       $  174.5
Production (MMCF per day)              566.6          565.4          469.4          272.2          247.6
Average price (per MCF)            $    2.18       $   2.48       $   2.17       $   1.72       $   1.97

OIL
Sales (in millions)                $   154.3       $  243.6       $  225.2       $  153.5       $  122.9
Production (BBLS per day)             37,217         38,345         34,520         25,617         22,751
Average price (per BBL)            $   11.66       $  17.86       $  18.28       $  16.78       $  14.90
Royalty sales (in millions)        $    13.1       $   18.1       $   13.9       $    7.2       $    8.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's net cash provided from operations decreased in 1998 as a result of significantly lower commodity prices for crude oil and natural gas and slightly lower average daily oil production. As shown below, the oil price received by the Company has declined in each of the last three years and the gas price received by the Company declined in 1998.

       CASH PROVIDED
      FROM OPERATIONS           AVERAGE OIL PRICES         AVERAGE GAS PRICES
   (millions of dollars)            (Per BBL)                  (Per MCF)

   1996    1997    1998       1996    1997    1998       1996    1997    1998
   ----    ----    ----       ----    ----    ----       ----    ----    ----
  $380.9  $445.6  $324.3     $18.28  $17.86  $11.66     $2.18   $2.48   $2.18

         The Company's unconsolidated subsidiary, Atlantic Methanol Production Company ("AMPCO"), a 45 percent owned joint venture, is constructing a methanol plant in Equatorial Guinea. The Company pays 50 percent of the cost of construction for a 45 percent ownership interest. The plant construction started during 1998 and is scheduled to be completed during the first quarter of 2001. The construction cost of the turnkey contract is $313.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol, which would include financing costs and contingencies, are projected to be $110.3 million. The total cost of the methanol project is estimated to be $423.8 million, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. During 1998, the Company paid $22.6 million toward the project including $21.2 million in construction contract payments. The Company has construction contract phase payments totaling $85.4 million due in 1999.

         During 1998, $516.5 million was spent on exploration and development projects and $22.6 million on the methanol project, for total capital expenditures of $539.1 million. See chart below.

(This page contained four graphs:

         1.  Cash Provided from Operations (millions of dollars)
                1996 - $380.9, 1997 - $445.6, 1998 - $324.3

         2.  Average Oil Prices (Per BBL)
                1996 $18.28, 1997 - $17.86, 1998 - $11.66

         3.  Average Gas Prices (Per MCF)
                1996 - $2.18, 1997 - $2.48, 1998 $2.18

         4. 1998 Exploration, Development and Methanol Plant Expenditures Offshore - 72.0%, Int'l - 10.0%, Onshore - 14.0%, Methanol Plant - 4.0%, total expenditures $539.1 million)

         The Company's current ratio (current assets divided by current liabilities) was 1.35:1 at December 31, 1998, compared with 1.21:1 at December 31, 1997.

         The Company utilized its beginning cash, cash from operations and $100 million of borrowings under its credit facility to fund its exploration and development expenditures, the first phase of the methanol plant construction, and acquisition of producing properties from New England Energy, Inc. ("NEEI"). The Company used $50 million of borrowings under its credit facility to acquire all of NEEI's producing properties and the remaining $50 million for a down payment on the methanol plant contract and for 1998 drilling expenditures. The NEEI acquisition added 1.0 million BBLS of oil and 50.2 BCF of gas to the Company's reserves. The Company's cash and short-term cash investments decreased from $55.1 million at December 31, 1997 to $19.1 million at December 31, 1998.

FINANCING

         The Company's total long-term debt, net of unamortized discount, at December 31, 1998 was $745 million compared to $645 million at December 31, 1997. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 54 percent at December 31, 1998, compared with 44 percent at December 31, 1997.

         The Company's long-term debt is comprised of: $300 million outstanding under the Company's $300 million revolving credit facility with a group of banks with a final maturity of December 24, 2002, $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4% Senior Debentures Due 2097. The only principal payment on long-term debt during the next five years is the outstanding balance of the $300 million credit agreement on December 24, 2002.

         The Company is currently negotiating a $100 million 364 day credit facility with a different group of banks for additional working capital with terms and covenants similar to its existing $300 million credit facility. The Company is also reviewing potential project-financing terms to ascertain the feasibility of financing the methanol plant. The proceeds would enable the Company to use cash flow to reduce long-term debt.

         The Company's 1999 capital expenditures budget, which includes payments for the methanol plant construction project, has been developed to remain within the anticipated cash flow generated from operations under current commodity prices.

OTHER

         The Company has paid quarterly cash dividends of $.04 per share since 1989, and currently anticipates it will continue to pay quarterly dividends of $.04 per share.

         The Company has sold a number of non-strategic oil and gas properties over the past three years. Total amounts of oil and gas reserves associated with these dispositions were 6.6 million BBLS of oil and 85.6 BCF of gas. In 1997, the Company sold all of its Canadian operations for $43.1 million, with estimated reserves sold of 2.6 million BBLS of oil and 23.1 BCF of gas. The Company believes the disposition of non-strategic properties furthers the goal of concentrating its efforts on strategic properties.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in 1999. The Company estimates there will be no material financial impact as a result of adopting SFAS No. 133.

UNCONSOLIDATED SUBSIDIARY

         The Company has one unconsolidated subsidiary, AMPCO. The net assets of the unconsolidated subsidiary were $25.1 million at December 31, 1998.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements for the years ended December 31, 1998 and 1997 include a full year of Energy Development Corporation ("EDC") operations as a wholly owned subsidiary of Samedan. The consolidated financial statements for the year ended December 31, 1996 include five months of EDC's operations. EDC was acquired by the Company on July 31, 1996.

NET INCOME AND REVENUES

         The net loss for 1998 of $164 million included a write down of $143 million after-tax, because of downward reserve revisions, in compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of the 35 percent decline in the average oil prices to $11.66 per BBL was approximately $84 million in reduced oil revenues compared to 1997. The impact of the 12 percent decline in the average natural gas price to $2.18 per MCF was approximately $62 million in reduced gas revenues compared to 1997.

NATURAL GAS INFORMATION

         Natural gas revenues declined in 1998, despite a slight increase in the Company's average daily production volume. Revenues were down because natural gas prices were lower than last year primarily as a result of excess gas in storage due to mild winter weather in the major consuming regions of the United States. Natural gas accounted for 74 percent of the Company's total gas and oil revenues in 1998. Gas sales and average daily production for 1997 increased 37 percent and 20 percent, respectively from 1996. The average gas price in 1997 increased 14 percent from 1996.


(This page contained four graphs:

         1.  Net Income (Loss) (millions of dollars)
                1996 - $83.9, 1997 - $99.3, 1998 - $(164.0) SFAS No. 121
                $(143.0)

         2.  Natural Gas Revenues (millions of dollars)
                1996 $365.4, 1997 - $499.4, 1998 - $441.8

         3.  Crude Oil Revenues
                1996 - $225.2, 1997 - $243.6, 1998 $154.3

         4.  Average Daily Gas Production
                1996 - Onshore - 10.6%, Offshore - 85.1%, Int'l 4.3%, total production - 469.4 MMCF
                1997 - Onshore - 28.0%, Offshore - 68.3%, Int'l 3.7%, total production - 565.4 MMCF
                1998 - Onshore - 24.6%, Offshore - 71.4%, Int'l 4.0%, total production - 566.6 MMCF)

CRUDE OIL INFORMATION

         Crude oil revenues were severely impacted by the 35 percent decline in the average price received for the Company's 1998 oil production. The Company's average daily volumes of oil production were down slightly in 1998. The worldwide oversupply of crude oil and reduced demand from certain Asian countries continues to apply downward pressure on crude oil pricing. Crude oil accounted for 26 percent of the Company's total oil and gas revenues in 1998. Oil sales and average daily production for 1997 increased eight percent and 11 percent, respectively from 1996. The average oil price in 1997 decreased two percent from 1996.

HEDGING ACTIVITY

         The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties.

         During 1998, the Company had no oil or gas hedging transactions for its production.

         During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 to $3.30 per MMBTU. The net effect of these 1997 hedges was a $.12 per MCF reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts for its production.

         During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 to $24.35 per BBL. The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts for its production.

         During 1996, the Company had natural gas hedging contracts that ranged from 39 percent to 86 percent of its average daily natural gas production. Natural gas hedges were in the range of $1.60 to $3.59 per MMBTU. During 1996, the Company had crude oil hedging contracts that ranged from 48 percent to 100 percent of its average daily production. Crude oil hedges were in the range of $16.50 to $24.27 per BBL. The net effect of these 1996 hedges was a $.33 per MCF reduction in the average natural gas price and a $2.35 per BBL decrease in the average crude oil price realized by the Company.


(This page contained one graph:

         1.  Average Daily Oil Production

                1996 - Onshore - 33.0%, Offshore 52.1%, Int'l 14.9%, total production - 34,520 BBLS
                1997 - Onshore - 33.7%, Offshore 44.9%, Int'l 21.4%, total production - 38,345 BBLS
                1998 - Onshore - 33.6%, Offshore 47.2%, Int'l 19.2%, total production - 37,217 BBLS)

         In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing, Inc. ("NGM") employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1998, NGM had hedging transactions with broker-dealers that ranged from 508,811 MMBTU's to 1,061,536 MMBTU's of gas per day. At December 31, 1998, NGM had in place hedges ranging from approximately 25,000 MMBTU's to 832,174 MMBTU's of gas per day for January 1999 to October 2000 for future physical transactions.

         In 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day. During 1996, NGM had hedging transactions with large financial institutions that ranged from 7,475 MMBTU's to 551,126 MMBTU's of gas per day at prices linked to certain indices. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

COSTS AND EXPENSES

         Oil and gas operations expense, consisting of lease operating expense, production taxes and other related lifting costs decreased seven percent in 1998. The chart below depicts total operating expenses and operating expenses per MCFe, converting oil to gas on a 1:6 basis for the last three years.

         Oil and gas exploration expense consists of dry hole expense, undeveloped lease amortization, abandoned assets, seismic and other miscellaneous exploration expense. The chart below depicts the exploration expense for the last three years.

(In thousands)                          1996             1997              1998
-------------------------------------------------------------------------------
Dry hole expense                   $  32,762        $  46,902         $  57,736
Undeveloped lease amortization     $   5,827        $   8,146         $   7,953
Abandoned assets                   $     545        $   4,923         $  15,325
Seismic                            $  11,885        $  19,095         $  15,754
Other                              $  (1,158)       $   7,632         $  13,390


(This page contained one graph:

         1.  Operating Expenses

                Operating Expenses (millions of dollars) 1996 - $126.1, 1997 -
                   $160.8, 1998 - $149.0
                Operating Expenses per MCFe 1996 - $.51, 1997 - $.55, 1998 -
                   $.52)

         In 1998, depreciation, depletion and amortization ("DD&A") expense increased four percent, despite nearly flat production compared to last year. This increase was the result of recording additional development costs and downward reserve revisions related to certain producing properties. The chart below depicts total DD&A expense and DD&A expense per MCFe, converting oil to gas on a 1:6 basis for the last three years.

         The Company provides for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company's best estimate of such costs to be incurred in future years based on information from the Company's engineers. These estimated costs are provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The Company's accumulated provision for future dismantlement and restoration cost was $68.8 million at December 31, 1998 and $59.5 million at December 31, 1997. Total estimated future dismantlement and restoration costs of $106.2 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

IMPAIRMENT OF OPERATING ASSETS

         In the fourth quarter of 1998, the Company recorded a $223.3 million pre-tax charge for the write-down of properties due to downward reserve revisions. The write-down was taken under SFAS No. 121. The assets impaired under SFAS No. 121 are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties was charged to "Impairment of Operating Assets" expense.

(This page contained one graph:

         1.  DD&A Expense

                Operating Expenses (millions of dollars) 1996 - $234, 1997 -
                   $300, 1998 - $313
                Operating Expenses per MCFe 1996 - $.94, 1997 - $1.03, 1998 -
                   $1.09)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

         The chart below illustrates the trend of lower SG&A costs for the last three years. In 1996, the Company incurred $11.1 million in administrative costs related to the acquisition of EDC and the hiring of personnel to oversee increased operations. The Company estimates that 32 percent of the $11.1 million was due to non-recurring costs and that the decreases in SG&A costs for 1997 and 1998 are attributable primarily to the incurrence of such non-recurring costs in 1996.


(This page contained one graph:

         1.  Selling, General & Administrative Expenses

                SG&A Expense (millions of dollars) 1996 - $51.60, 1997 - $50.50, 1998 - $48.10 SG&A Expense per MCFe 1996 - $.21, 1997 -
                $.17, 1998 - $.17)

GATHERING, MARKETING AND PROCESSING

         NGM markets the majority of the Company's natural gas, as well as certain third-party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. Noble Trading, Inc. ("NTI") markets a portion of the Company's oil, as well as certain third-party oil. The Company records all of NGM's and NTI's sales and expenses as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated in the Company's consolidated financial statements.

         The gathering, marketing and processing revenues less expenses for both NGM and NTI are reflected in the following chart. The margins for NGM on a per MMBTU basis were $.049 for 1998, $.031 for 1997 and $.022 for 1996. The decrease in margin on a unit rate basis for each of the years is due primarily to increased transportation expenses and the effect of mild winter weather on gas prices.


(This page contained one graph:

         1. Gathering, Marketing & Processing Gross Margin (millions of dollars) NGM 1996 - $12.8, 1997 - $9.6, 1998 - $7.0 NTI 1996 -
                $7.4, 1997 - $6.5, 1998 - $6.6)

FUTURE TRENDS

         The uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. The Company cannot predict the extent to which its operations will be impacted by inflation, government regulation or changing commodity prices. However, the Company expects low oil and gas prices to continue in the short term. Therefore, it has curtailed its exploration and development expenditure budget 61 percent for 1999, excluding the methanol plant. During 1998, $516.5 million was spent on exploration and development projects and $22.6 million on the methanol project, for a total expenditure of $539.1 million. The 1999 exploration and development budget has been set at a total of $305.9 million, exclusive of producing property acquisitions, of which $201.3 million is budgeted for oil and gas exploration and development projects and $104.6 million is budgeted for the methanol plant and related facilities. The Company expects to fund its 1999 exploration and development expenditures from cash flow from operations.

                       [1999 EXPLORATION, DEVELOPMENT AND
                          METHANOL PLANT BUDGET CHART]
                                 $305.9 million



                     METHANOL PLANT TURNKEY
                 CONSTRUCTION CONTRACT PAYMENTS
                      (millions of dollars)

                 1998       1999       2000      2001
                 $21.2      $85.4      $45.5     $4.7

         Management believes that reduced exploration and development expenditures industrywide, because of low commodity prices, will have the effect of reducing supplies in the future, thereby supporting prices. The Company expects its production volumes for 1999 to decrease as funds are diverted to other economical projects such as the methanol plant.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as field operations equipment, alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in January 1998, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998, it had completed approximately 65% of the initiatives that it believes will be necessary

(This page contained two graphs:

         1. Methanol Plant Turnkey Construction Contract Payments (millions of dollars) 1998 - $21.2, 1999 - $85.4, 2000 - $45.5, 2001 -
                   $4.7

         2. 1999 Exploration, Development and Methanol Plant Budget Offshore - 30.0%, Int'l - 20.0%, Onshore - 16.0%, Methanol Plant - 34.0%, total expenditures $305.9 million)
to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 35% of the initiatives are in process and expected to be completed by September 30, 1999.

                                                                                    Percent
Year 2000 Initiative                                        Time Frame              Complete
--------------------------------------------------------------------------------------------
Identification and assessment of IT systems                 March 31, 1999              90%
    (Company and subsidiaries)
Identification and assessment of critical non-IT systems    June 30, 1999               25%
    (Company and subsidiaries)
Remediation and testing of IT and non-IT systems of         December 31, 1998          100%
    subsidiaries other than Samedan and subsidiaries
Remediation and testing of IT and non-IT systems of         March 31, 1999              90%
    Samedan and subsidiaries
Remediation and testing of Company's central IT             March 31, 1999              90%
    and non-IT systems
Replacement and testing of third party software             June 30, 1999               75%
Identification and assessment of field equipment used in
    oil and gas producing operations                        June 30, 1999               10%
Remediation and testing of field equipment                  September 30, 1999           0%

         The Company plans to mail letters in early March 1999 to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant.

         The Company is funding its Year 2000 efforts primarily with internal resources and does not anticipate making any expenditures in connection therewith except for the purchase of third party software that it otherwise would not have purchased or would have purchased at a later date. Although the Company does not separately track its internal costs related to Year 2000 efforts, which include compensation of employees working on Year 2000 projects, it believes that such costs will not exceed $75,000, of which approximately $65,000 had been incurred as of December 31, 1998. The Company estimates that these internal and external costs will represent less than five percent of total IT-related costs for 1998 and 1999 and that none of the Company's IT initiatives that are not related to the Year 2000 issue will be materially delayed or impacted by Year 2000 efforts.

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" may lead to claims on the Company, the impact of which is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company had no oil or gas hedging transactions for its production. NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of December 31, 1998 the Company had no material market risk exposure from NGM's hedging activity.

         The Company has a $300 million credit agreement (see Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 1998, there was $300 million outstanding under the credit facility with a maturity date of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 22.5 basis points, was 5.3 percent at December 31, 1998. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

         The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the primary currency for each of the Company's international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. Such gains or losses are included in other expense on the income statement. However, certain sales transactions are concluded in foreign currencies and the Company therefore is exposed to potential risk of loss based on fluctuation in exchange rates from time to time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants................................  32

   Consolidated Balance Sheet as of December 31, 1998 and 1997.............  33

   Consolidated Statement of Operations for each of the three years in the period ended December 31, 1998........................................  34

   Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998........................................  35

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1998...........................  36

   Notes to Consolidated Financial Statements..............................  37

   Supplemental Oil and Gas Information (Unaudited)........................  49

   Interim Financial Information (Unaudited)...............................  55

         All financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Noble Affiliates, Inc.:

         We have audited the accompanying consolidated balance sheet of Noble Affiliates, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Affiliates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
January 29, 1999

CONSOLIDATED BALANCE SHEET                                                  NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                                  December 31,
-------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                                         1998             1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and short-term cash investments                                              $     19,100      $     55,075
   Accounts receivable - trade                                                            106,513           162,667
   Materials and supplies inventories                                                       3,006             2,805
   Other current assets                                                                    59,670            15,385
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                               188,289           235,932
-------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas mineral interests, equipment and facilities
     (successful efforts method of accounting)                                          2,873,076         2,766,741
   Other                                                                                   42,841            40,286
-------------------------------------------------------------------------------------------------------------------
                                                                                        2,915,917         2,807,027
   Accumulated depreciation, depletion and amortization                                (1,486,250)       (1,260,601)
-------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment, net                                         1,429,667         1,546,426
-------------------------------------------------------------------------------------------------------------------
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                    25,061
-------------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                               43,063            70,424
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                              $  1,686,080      $  1,852,782
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable - trade                                                          $    108,538      $    163,563
   Other current liabilities                                                               28,815            28,456
   Income taxes - current                                                                   1,813             2,299
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                          139,166           194,318
-------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                    106,823            144,083
-------------------------------------------------------------------------------------------------------------------
OTHER DEFERRED CREDITS AND NONCURRENT LIABILITIES                                          52,868            56,425
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                            745,143           644,967
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
   Common stock - par value $3.33 1/3; 100,000,000 shares authorized;
     58,505,908 and 58,423,438 shares issued in 1998 and 1997, respectively               195,018           194,743
   Capital in excess of par value                                                         360,008           358,054
   Retained earnings                                                                      102,472           275,610
-------------------------------------------------------------------------------------------------------------------
                                                                                          657,498           828,407
   Less common stock in treasury, at cost (1998 and 1997, 1,524,900 shares)               (15,418)          (15,418)
-------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                         642,080           812,989
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND EQUITY                                              $  1,686,080      $  1,852,782
-------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS                                        NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                   Year ended December 31,
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                    1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
REVENUES:
   Oil and gas sales and royalties                                   $   609,164      $   761,145         $ 604,588
   Gathering, marketing and processing                                   284,407          329,868           273,690
   Other income                                                           18,045           25,610             8,925
-------------------------------------------------------------------------------------------------------------------
       Total Revenue                                                     911,616        1,116,623           887,203
-------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oil and gas exploration                                               110,158           86,698            49,861
   Oil and gas operations                                                149,030          160,765           126,044
   Gathering, marketing and processing                                   270,826          313,807           253,529
   Depreciation, depletion and amortization                              313,191          300,354           233,604
   Impairment of operating assets                                        223,251
   Selling, general and administrative                                    48,110           50,545            51,567
   Interest                                                               50,511           53,008            38,474
   Interest capitalized                                                   (6,753)          (6,239)           (2,165)
--------------------------------------------------------------------------------------------------------------------
       Total Expenses                                                  1,158,324          958,938           750,914
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                                              (246,708)         157,685           136,289
-------------------------------------------------------------------------------------------------------------------
INCOME TAX PROVISION (BENEFIT):
   Current                                                               (19,679)          25,569            31,376
   Deferred                                                              (63,004)          32,838            21,033
-------------------------------------------------------------------------------------------------------------------
       Total Tax Provision (Benefit)                                     (82,683)          58,407            52,409
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $  (164,025)     $    99,278         $  83,880
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                      $     (2.88)     $      1.75         $    1.63
-------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                    $     (2.88)     $      1.73         $    1.55
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                  56,955           56,872            51,414
   Diluted                                                                56,955           57,421            57,223
-------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                        NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                    Year ended December 31,
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ (164,025)      $   99,278        $   83,880
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation, depletion and amortization                            313,191          300,354           233,604
     Impairment of operating assets                                      223,251
     Amortization of undeveloped leasehold costs, net                      7,953            8,146             5,827
     (Gain) loss on disposal of assets                                    15,434          (11,007)           (3,335)
     Noncurrent deferred income taxes                                    (37,260)          35,650            38,989
   Increase (decrease) in other deferred credits                          (3,558)           5,822            14,409
       (Increase) decrease in other                                       12,709            1,684           (16,296)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable                           56,154           43,484           (89,141)
     (Increase) decrease in other current assets                         (44,423)         (25,053)           10,608
       Increase (decrease) in accounts payable                           (55,025)         (29,845)           37,536
       Increase (decrease) in other current liabilities                     (126)          17,058            64,864
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                324,275          445,571           380,945
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (431,716)        (326,958)         (257,719)
   Investment in unconsolidated subsidiary                               (25,061)
   Acquisition of Energy Development Corporation                                                           (768,185)
   Proceeds from sale of property, plant and equipment                     3,412           54,543            26,758
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (453,365)        (272,415)         (999,146)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                               2,228            2,744             7,851
   Cash dividends paid                                                    (9,113)          (9,100)           (8,311)
   Proceeds from bank borrowings                                                                            800,000
     Repayment of bank debt                                                              (549,000)          (99,000)
   Proceeds from issuance of long-term debt                              100,000          342,507
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       93,115         (212,849)          700,540
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS              (35,975)         (39,693)           82,339
CASH AND SHORT-TERM CASH INVESTMENTS AT BEGINNING OF YEAR                 55,075           94,768            12,429
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM CASH INVESTMENTS AT END OF YEAR                   $   19,100       $   55,075        $   94,768
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest (net of amount capitalized)                               $   43,368       $   46,140        $   28,652
   Income taxes                                                       $    4,276       $   32,415        $   11,500

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                              NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                             Capital in      Treasury
                                                Common Stock                  Excess of      Stock at    Retained
(In thousands, except shares issued)           Shares Issued      Amount     Par Value        Cost       Earnings
------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1996                                  51,722,647     $172,407      $145,059      $(15,418)   $  109,863
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  83,880
Exercise of stock options                           323,140        1,077         6,774
Redemption of convertible notes                   6,275,510       20,918       203,818
Cash dividends ($ .16 per share)                                                                            (8,311)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                                58,321,297     $194,402      $355,651      $(15,418)   $  185,432
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  99,278
Exercise of stock options                           102,141          341         2,403
Cash dividends ($.16 per share)                                                                             (9,100)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                                58,423,438     $194,743      $358,054      $(15,418)   $  275,610
------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                  (164,025)
Exercise of stock options                            82,470          275         1,954
Cash dividends ($.16 per share)                                                                             (9,113)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                                58,505,908     $195,018      $360,008      $(15,418)   $  102,472
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables, unless otherwise indicated, are in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated accounts include Noble Affiliates, Inc. (the "Company") and the consolidated accounts of its wholly owned subsidiaries: Noble Gas Marketing, Inc. ("NGM"); Noble Trading, Inc. ("NTI"); NPM, Inc.; and Samedan Oil Corporation ("Samedan"). Listed below are consolidated entities at December 31, 1998.

     NOBLE AFFILIATES, INC.
         Noble Gas Marketing, Inc.
              Noble Gas Pipeline, Inc.
         Noble Trading, Inc.
         NPM, Inc.
         Samedan Oil Corporation
              Samedan Oil of Canada, Inc.
              Samedan of North Africa, Inc.
                  Samedan International
                      Samedan Methanol
              Samedan, Mediterranean Sea, Inc.
              Samedan Pipe Line Corporation
              Samedan Royalty Corporation
              Samedan of Tunisia, Inc.
              Energy Development Corporation ("EDC")
                  EDC Argentina, Inc.
                  EDC Australia, Ltd.
                  EDC China, Inc.
                  EDC Denmark
                  EDC Ecuador Limited
                  EDC (Europe) Limited
                  EDC HIPS, Inc.
                  EDC Portugal Ltd.
                  Gasdel Pipeline System Incorporated
                  HGC, Inc.
                  Producers Service, Inc.

NATURE OF OPERATIONS

         The Company is an independent energy company engaged through its subsidiaries in the exploration, development, production and marketing of oil and gas. Samedan operates throughout the major basins in the United States, including the Gulf of Mexico, as well as international operations in Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean, the North Sea and the United Kingdom. The Company markets its oil and gas production through NGM, NTI and Samedan.

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

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is considered the primary currency for each of the Company's international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and are included in other expense on the income statement.

INVENTORIES

          Materials and supplies inventories, consisting principally of tubular goods and production equipment, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

         The Company accounts for its oil and gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing oil and gas properties are amortized to operations by the unit-of-production method based on proved developed oil and gas reserves on a property by property basis as estimated by Company engineers. Estimated future restoration and abandonment costs are recorded by charges to depreciation, depletion and amortization ("DD&A") expense over the productive lives of the related properties. The Company has provided $68.8 million for such future costs classified with accumulated DD&A in the December 31, 1998 balance sheet. The total estimated future dismantlement and restoration costs of $106.2 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

         Individually significant undeveloped oil and gas properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other undeveloped properties are amortized on a composite method based on the Company's experience of successful drilling and average holding period. Geological and geophysical costs, delay rentals and costs to drill exploratory wells which do not find proved reserves are expensed. Repairs and maintenance are charged to expense as incurred.

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

CAPITALIZATION OF INTEREST

         The Company capitalizes interest costs associated with the development and construction of significant properties or projects.

STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and short-term cash investments include cash on hand and investments purchased with original maturities of three months or less.

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

         Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options and the dilutive effect of the convertible subordinated notes, which were converted on November 1, 1996. The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS components required by SFAS No. 128, as of December 31:

                                          1998                          1997                          1996
                              ----------------------------  ---------------------------  ----------------------------
(in thousands                      Income          Shares        Income         Shares        Income          Shares
except per share amounts)      (Numerator)   (Denominator)   (Numerator)  (Denominator)   (Numerator)   (Denominator)
---------------------------------------------------------------------------------------------------------------------
Net income/shares               $(164,025)          56,955       $99,278         56,872       $83,880          51,414
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                   $(2.88)                       $1.75                         $1.63
---------------------------------------------------------------------------------------------------------------------

Net income/shares               $(164,025)          56,955       $99,278         56,872       $83,880          51,414
Effect of Diluted Securities
   Stock options (1)                                                                549                           556
   4 1/4% Convertible
   Subordinated Notes (2)                                                                       4,692           5,253
                                -------------------------------------------------------------------------------------
Adjusted net income
   and shares                   $(164,025)          56,955       $99,278         57,421       $88,572          57,223
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                 $(2.88)                       $1.73                         $1.55
---------------------------------------------------------------------------------------------------------------------

         (1) The 1998 diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same.

         (2) The 4 1/4% Convertible Subordinated Notes were converted on November 1, 1996.

REVENUE RECOGNITION AND GAS IMBALANCES

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

         The Company follows an entitlements method of accounting for its gas imbalances. Gas imbalances occur when the Company sells more or less gas than its entitled ownership percentage of total gas production. Any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. The Company records the noncurrent liability in Other Deferred Credits and Noncurrent Liabilities, and the current liability in Other Current Liabilities. The Company's gas imbalance liabilities were $14.8 million and $21.6 million for 1998 and 1997, respectively. The Company records the noncurrent receivable in Other Assets, and the current receivable in Other Current Assets. The Company's gas imbalance receivables were $19.1 million and $18.5 million for 1998 and 1997, respectively, and are valued at the amount which is expected to be received.

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

         During 1998, the Company had no oil or gas hedging transactions for its production.

         During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 to $3.30 per MMBTU. The net effect of these 1997 hedges was a $.12 per MCF reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts for its production.

         During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 to $24.35 per BBL. The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts for its production.

         During 1996, the Company had natural gas hedging contracts that ranged from 39 percent to 86 percent of its average daily natural gas production. Natural gas hedges were in the range of $1.60 to $3.59 per MMBTU. During 1996, the Company had crude oil hedging contracts that ranged from 48 percent to 100 percent of its average daily production. Crude oil hedges were in the range of $16.50 to $24.27 per BBL. The net effect of these 1996 hedges was a $.33 per MCF reduction in the average natural gas price and a $2.35 per BBL decrease in the average crude oil price realized by the Company.

         In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or New York Mercantile Exchange ("NYMEX") related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1998, NGM had hedging transactions with broker-dealers that ranged from 508,811 MMBTU's to 1,061,536 MMBTU's of gas per day. At December 31, 1998, NGM had in place hedging transactions ranging from 25,000 MMBTU's to 832,174 MMBTU's of gas per day for January 1999 to October 2000 for future physical transactions.

         In 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day. In 1996, NGM had hedging transactions with large financial institutions that ranged from 7,475 MMBTU's to 551,126 MMBTU's of gas per day. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

SELF-INSURANCE

The Company self-insures the medical and dental coverage provided to certain of its employees, certain workers' compensation and the first $200,000 of its general liability coverage.

         A provision for self-insured claims is recorded when sufficient information is available to reasonably estimate the amount of the loss.

UNCONSOLIDATED SUBSIDIARY

         The Company has one unconsolidated subsidiary, Atlantic Methanol Production Company ("AMPCO"), a 45 percent owned joint venture that is constructing a methanol plant in Equatorial Guinea. AMPCO is accounted for on the equity method within Samedan Methanol. The plant construction started during 1998 and is scheduled to be completed during the first quarter of 2001. The net assets of the unconsolidated subsidiary were $25.1 million at December 31, 1998.

RECLASSIFICATION

         Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in 1999. The Company estimates implementation of this statement will not have a material financial impact.

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

         The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, for each of the years are as follows:

                                                                1998                               1997
                                                     ----------------------------      -----------------------------
                                                      Carrying              Fair         Carrying              Fair
(in thousands)                                          Amount             Value           Amount             Value
--------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments                $   19,100        $   19,100       $   55,075        $   55,075
Long-term debt (including current portion)          $  745,143        $  760,750       $  644,967        $  655,400

NOTE 3 - DEBT

         A summary of debt at December 31 follows:

(in thousands)                                          1998              1997
------------------------------------------------------------------------------
$300 million Credit Agreement                      $ 300,000        $  200,000
7 1/4% Notes Due 2023                                100,000           100,000
8% Senior Notes Due 2027                             250,000           250,000
7 1/4% Senior Debentures Due 2097                    100,000           100,000
------------------------------------------------------------------------------
Outstanding debt                                     750,000           650,000
------------------------------------------------------------------------------
Less: unamortized discount                             4,857             5,033
------------------------------------------------------------------------------
Long-term debt                                     $ 745,143        $  644,967
------------------------------------------------------------------------------

         Total long-term debt at December 31, 1998 was $745 million compared to $645 million (including current portion) at December 31, 1997, an increase of
15.5 percent. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 54 percent at December 31, 1998 compared with 44 percent at December 31, 1997.

         The $300 million credit agreement is a revolving credit facility with a group of banks with a final maturity of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 22.5 basis points, was 5.3 percent at December 31, 1998. Financial covenants include maintenance of a cash flow multiple of at least four times interest cost and maintenance of a debt level which does not exceed 60 percent of the Company's shareholders' equity plus its debt. An $800 million credit agreement was terminated on December 24, 1997, and the outstanding balance of $200 million was refinanced under the $300 million credit agreement. The weighted average interest rate on the borrowings during 1997 was 6.9 percent. The weighted average interest rate on the borrowings during 1998 was 6.8 percent.

         Total long-term debt outstanding at December 31, 1998 included $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4% Senior Debentures Due 2097.

         The only principal payment on long-term debt due during the next five years is the outstanding balance of the $300 million credit agreement on December 24, 2002.

NOTE 4 - INCOME TAXES

         The following table details the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31:

(Amounts expressed in percentages)           1998             1997             1996
------------------------------------------------------------------------------------
Statutory rate (benefit)                   (35.0)            35.0              35.0
Effect of:
   Percentage depletion                                       (.1)              (.1)
   State taxes                               (.2)                                .7
   Foreign taxes                              .4               .8               3.1
   Losses from international operations       .9              1.4                .1
   Other, net                                 .4              (.1)              (.3)
------------------------------------------------------------------------------------
Effective rate                             (33.5)            37.0              38.5
------------------------------------------------------------------------------------

         The net current deferred tax asset (liability) in the following table is classified as Other Current Assets in the Consolidated Balance Sheet. The tax effects of temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were:

(in thousands)                                                                               1998              1997
--------------------------------------------------------------------------------------------------------------------
U.S. and State Current Deferred Tax Assets:
   Accrued expenses                                                                    $    1,684        $   (2,269)
   Deferred income                                                                          1,386             3,127
   Minimum tax                                                                             17,939
   Allowance for doubtful accounts                                                            304               496
   Net operating loss carryforward                                                          6,710
   Other                                                                                      436               903
-------------------------------------------------------------------------------------------------------------------
   Net current deferred tax asset                                                          28,459             2,257
-------------------------------------------------------------------------------------------------------------------
U.S. and State Non-current Deferred Tax Liabilities:
   Property, plant and equipment, principally due to
    differences in depreciation, amortization, lease
    impairment and abandonments                                                          (104,691)         (138,771)
   Accrued expenses                                                                         6,449             4,390
   Deferred income                                                                          3,306             6,351
   Allowance for doubtful accounts                                                          3,930
   Income tax accruals                                                                     10,465            10,688
   Other                                                                                    2,448             1,548
-------------------------------------------------------------------------------------------------------------------
   Net non-current deferred liability                                                     (78,093)         (115,794)
-------------------------------------------------------------------------------------------------------------------
   U.S. and state net deferred tax liability                                              (49,634)         (113,537)
-------------------------------------------------------------------------------------------------------------------
Foreign Deferred Tax Liabilities:
   Property, plant and equipment of
    foreign operations                                                                    (28,730)          (28,289)
-------------------------------------------------------------------------------------------------------------------
   Deferred tax liability                                                                 (28,730)          (28,289)
-------------------------------------------------------------------------------------------------------------------
Total deferred taxes                                                                   $  (78,364)       $ (141,826)
-------------------------------------------------------------------------------------------------------------------

         The components of income from operations before income taxes for each year are as follows:

(in thousands)                                                              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Domestic                                                               $(225,692)        $159,535          $137,462
Foreign                                                                  (21,016)          (1,850)           (1,173)
-------------------------------------------------------------------------------------------------------------------
                                                                       $(246,708)        $157,685          $136,289
-------------------------------------------------------------------------------------------------------------------

         The income tax provisions relating to operations for each year consist of the following:

(in thousands)                                                              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
U.S. current                                                            $(20,842)         $22,146           $26,425
U.S. deferred                                                            (62,366)          34,344            17,918
State current                                                                236              587               844
State deferred                                                            (1,080)            (622)              644
Foreign current                                                              927            2,836             4,107
Foreign deferred                                                             442             (884)            2,471
-------------------------------------------------------------------------------------------------------------------
                                                                        $(82,683)         $58,407           $52,409
-------------------------------------------------------------------------------------------------------------------

NOTE 5 - COMMON STOCK, STOCK OPTIONS AND STOCKHOLDER RIGHTS

         The Company has two stock option plans, the 1992 Stock Option and Restricted Stock Plan ("1992 Plan") and the 1988 Non-Employee Director Stock Option Plan ("1988 Plan"). The Company accounts for these plans under APB Opinion 25, under which no compensation cost has been recognized in the accompanying financial statements.

         Under the Company's 1992 Plan, the Board of Directors may grant stock options and award restricted stock. No restricted stock has been issued under the 1992 Plan. Since the adoption of the 1992 Plan, stock options have been issued at the market price on the date of grant. The earliest the granted options may be exercised is over a three year period at the rate of 33 1/3% each year commencing on the first anniversary of the grant date. The options expire ten years from the grant date. The 1992 Plan was amended in 1997, by a vote of the shareholders, to increase the maximum number of shares of common stock that may be issued under the 1992 Plan to 4,000,000 shares. At December 31, 1998, the Company had reserved 3,719,923 shares of common stock for issuance, including 1,186,028 shares available for grant, under its 1992 Plan.

         The Company's 1988 Plan allows stock options to be issued to certain non-employee directors at the market price on the date of grant. The options may be exercised one year after issue and expire ten years from the grant date. The 1988 Plan provides for the grant of options to purchase a maximum of 550,000 shares of the Company's authorized but unissued common stock. At December 31, 1998, the Company had reserved 424,000 shares of common stock for issuance, including 225,500 shares available for grant, under its 1988 Plan.

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

                                                   Number             Option
                                                 of Shares          Price Range
--------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1995                    1,583,709        $10.63-$30.00
-------------------------------------------------------------------------------
  Granted                                          376,368        $37.63-$40.38
  Exercised                                       (323,140)       $10.63-$27.25
  Canceled                                         (34,839)       $16.88-$27.25
-------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1996                    1,602,098        $10.63-$40.38
-------------------------------------------------------------------------------
  Granted                                          707,307        $39.63-$39.88
  Exercised                                       (102,141)       $10.63-$40.38
  Canceled                                          (1,929)       $24.25-$27.25
-------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1997                    2,205,335        $11.63-$40.38
-------------------------------------------------------------------------------
  Granted                                          722,604        $35.94-$37.75
  Exercised                                        (82,470)       $11.63-$40.38
  Canceled                                         (28,227)       $24.25-$40.38
-------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1998                    2,817,242        $13.38-$40.38
-------------------------------------------------------------------------------

EXERCISABLE AT DECEMBER 31, 1998                 1,555,976        $13.38-$40.38
-------------------------------------------------------------------------------

         The SFAS No. 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively as follows:

(Amounts expressed in percentages)          1998             1997              1996
-----------------------------------------------------------------------------------
Interest rate                               5.75             6.03              6.62
Dividend yield                               .40              .40               .40
Expected volatility                        32.66            32.97             32.89

         The weighted average fair value of options granted using the Black-Scholes option pricing model for 1998, 1997 and 1996, respectively is as follows:

(amounts expressed in dollars)                          1998             1997              1996
-----------------------------------------------------------------------------------------------
Black-Scholes model weighted average fair value
   option price                                       $19.02           $18.28            $18.95

         The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and earnings per share for each of the years ended December 31, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."

(in thousands except per share amounts)              1998              1997              1996
---------------------------------------------------------------------------------------------
                                               C>
Net Income:
   As Reported                                 $ (164,025)         $ 99,278          $ 83,880
   Pro Forma                                   $ (171,741)         $ 95,591          $ 82,447
Basic Earnings Per Share:
   As Reported                                 $    (2.88)         $   1.75          $   1.63
   Pro Forma                                   $    (3.02)         $   1.68          $   1.60
Diluted Earnings Per Share:
   As Reported                                 $    (2.88)         $   1.73          $   1.55
   Pro Forma                                   $    (3.02)         $   1.66          $   1.44

NOTE 6 - EMPLOYEE BENEFIT PLANS

PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT PLANS

         The Company has a non-contributory defined benefit pension plan covering substantially all of its domestic employees. The benefits are based on an employee's years of service and average earnings for the 60 consecutive calendar months of highest compensation. The Company also has an unfunded restoration plan to ensure payments of amounts for which employees are entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. The Company's funding policy has been to make annual contributions equal to the actuarially computed liability to the extent such amounts are deductible for income tax purposes. Plan assets consist of equity securities and fixed income investments.

         The Company sponsors other plans for the benefit of its employees and retirees. These plans include health care and life insurance benefits. The following table reflects the required SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," disclosures at December 31:

                                                           Pension Benefits                     Other Benefits
                                                     ------------------------------      -----------------------------
(in thousands)                                            1998              1997             1998              1997
----------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ 62,487          $ 51,366           $2,384           $ 2,152
Service cost                                             3,811             3,003              268               210
Interest cost                                            4,704             4,078              185               154
Plan participants' contributions                                                               22                19
Amendments                                                 489               540
Actuarial gain (loss)                                   14,059             6,208              358               (85)
Benefit paid                                            (2,727)           (2,708)             (30)              (66)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at year end                        $ 82,823          $ 62,487           $3,187           $ 2,384
-------------------------------------------------------------------------------------------------------------------

                                                           Pension Benefits                     Other Benefits
                                                     ------------------------------      ---------------------------
(dollars in thousands)                                    1998              1997             1998              1997
--------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $  55,611         $  47,921         $                 $
Actual return on plan assets                             7,322            10,059
Employer contribution                                      351               339               30                66
Benefit paid                                            (2,725)           (2,708)             (30)              (66)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan at end of year                    $  60,559         $  55,611         $                 $
-------------------------------------------------------------------------------------------------------------------
Fund status                                          $ (22,264)        $  (6,876)        $ (3,187)         $ (2,384)
Unrecognized net actuarial loss (gain)                   2,157            (8,199)             790               455
Unrecognized prior service cost                          3,327             3,130
Unrecognized net transition obligation (assets)          1,263             1,288
-------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit costs                      $ (15,517)        $ (10,657)        $ (2,397)         $ (1,929)
-------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $   3,811         $   3,003         $    268          $    210
Interest cost                                            4,704             4,078              185               154
Expected return on plan assets                          (3,908)           (3,582)
Transition (assets)obligation recognition                   24                24
Amortization of prior service cost                         291               260
Recognized net actuarial loss                              286               155               23                14
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $   5,208         $   3,938         $    476          $    378
-------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                             6.75%             7.25%            6.75%             7.25%
Expected return on plan assets                            8.50%             8.50%            8.50%             8.50%
Rate of compensation increase                             5.50%             5.50%            5.50%             5.50%

         The following table reflects the aggregate pension obligation components required by SFAS No. 132 for the defined benefit pension plan and the restoration benefit plan, which are aggregated in the previous tables, at December 31:

                                                              Defined Benefit                     Restoration
                                                               Pension Plan                       Benefit Plan
                                                     ------------------------------      ---------------------------
(in thousands)                                            1998              1997             1998              1997
--------------------------------------------------------------------------------------------------------------------
AGGREGATED PENSION BENEFITS
Aggregate fair value of plan assets                   $ 60,559          $ 55,611        $                 $
Aggregate accumulated benefit obligation                68,283            52,134           14,540            10,353
-------------------------------------------------------------------------------------------------------------------
Fund status of net periodic
   benefit assets (obligation)                        $ (7,724)         $  3,477        $ (14,540)        $ (10,353)
-------------------------------------------------------------------------------------------------------------------

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          1-Percentage-              1-Percentage-
(in thousands)                                           Point increase             Point decrease
--------------------------------------------------------------------------------------------------
Effect on total service and interest cost components        $   519                    $  397
Effect on postretirement benefit obligation                 $ 2,930                    $2,312

EMPLOYEE SAVINGS PLAN ("ESP")

         The Company has an ESP which is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant's contribution not to exceed six percent of the employee's base compensation. The following table indicates the Company's contribution at December 31:

(in thousands)                        1998             1997              1996
-----------------------------------------------------------------------------
Employers' plan contribution        $1,938           $1,369            $1,053

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

         The following pro forma information for the Company has been prepared assuming the acquisition had taken place at the beginning of 1996:

                                                                    Pro Forma
                                                                   (unaudited)
(in thousands)                                                           1996
-----------------------------------------------------------------------------
Revenues                                                          $ 1,103,334
Net income                                                        $    74,082
Basic earnings per share                                          $      1.44
Diluted earnings per share                                        $      1.29

         The pro forma information presented above is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods.

NOTE 8 - ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

         Included in accounts receivable-trade is an allowance for doubtful accounts at December 31:

(in thousands)                                          1998              1997
------------------------------------------------------------------------------
Allowance for doubtful accounts                       $1,146           $ 1,401

         Other current assets include the following at December 31:

(in thousands)                                          1998              1997
-------------------------------------------------------------------------------
Deferred tax asset                                   $ 28,459           $ 2,257

         Other current liabilities include the following at December 31:

(in thousands)                                          1998              1997
------------------------------------------------------------------------------
Gas imbalance liabilities                             $4,761           $ 4,153

         Oil and gas operations expense included the following for the years ended December 31:

(in thousands)                         1998             1997              1996
------------------------------------------------------------------------------
Lease operating expense           $ 142,673        $ 151,712         $ 116,692
Production taxes                  $   8,436        $  11,947         $  10,108

         Oil and gas exploration expense included the following for the years ended December 31:

(in thousands)                        1998             1997              1996
-----------------------------------------------------------------------------
Dry hole expense                  $ 57,736         $ 46,902          $ 32,762
Undeveloped lease amortization    $  7,953         $  8,146          $  5,827
Abandoned assets                  $ 15,325         $  4,923          $    545
Seismic                           $ 15,754         $ 19,095          $ 11,885

         During the past three years, there was no purchaser that accounted for more than ten percent of total oil and gas sales and royalties.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

         The Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during 1995. The assets impaired under SFAS No. 121 are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties is charged to "Impairment of Operating Assets." The Company recorded no asset impairments under SFAS No. 121 during 1997 and 1996.

         In December 1998, the Company recognized a pre-tax charge of $223.3 million for impairment of various properties acquired from Energy Development Corporation in 1996 and for the performance of certain other oil and gas properties. The primary triggering event was downward reserve revisions of approximately 5.9 million BBLS of oil and 155.9 BCF of gas recorded in the fourth quarter of 1998.

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (Unaudited)

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

PROVED GAS RESERVES (Unaudited)

         The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved gas reserves of the Company during each of the three years presented.

                                                               Natural Gas and Casinghead Gas (MMCF)
------------------------------------------------------------------------------------------------------------------------
                                                       Other       Equatorial                    United
PROVED RESERVES AS OF:               United States     Int'l         Guinea        Argentina     Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1998                        1,107,158                     322,205         5,565        47,287      1,482,215
Revisions of previous estimates         (155,314)                        396            27        (1,030)      (155,921)
Extensions, discoveries and
   other additions                        71,061                                                                 71,061
Production                              (196,220)                       (959)         (206)       (7,201)      (204,586)
Sale of minerals in place                 (2,232)                                                                (2,232)
Purchase of minerals in place             48,769                                                                 48,769
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                        873,222                     321,642         5,386        39,056      1,239,306
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1997                        1,079,607       26,601                        5,676        44,366      1,156,250
Revisions of previous estimates           (1,228)      (2,554)           545            (5)          904         (2,338)
Extensions, discoveries and
   other additions                       226,546                     322,205                       7,025        555,776
Production                              (195,085)      (1,892)          (545)         (106)       (5,008)      (202,636)
Sale of minerals in place                 (6,934)     (22,299)                                                  (29,233)
Purchase of minerals in place              4,252          144                                                     4,396
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                      1,107,158                     322,205         5,565        47,287      1,482,215
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1996                          818,301       32,038                                                   850,339
Revisions of previous estimates          (30,618)         676                           (8)       (3,460)       (33,410)
Extensions, discoveries and
   other additions                       127,399          600                                      9,225        137,224
Production                              (162,996)      (3,435)                         (50)       (1,619)      (168,100)
Sale of minerals in place                (49,851)      (4,286)                                                  (54,137)
Purchase of minerals in place            377,372        1,008                        5,734        40,220        424,334
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                      1,079,607       26,601                        5,676        44,366      1,156,250
-----------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED GAS RESERVES AS OF:
-----------------------------------
   January 1, 1999                       818,787                      12,862         5,386        39,058        876,093
   January 1, 1998                     1,022,192                      13,425         5,565        47,289      1,088,471
   January 1, 1997                     1,010,837       26,601                        5,676        17,981      1,061,095
   January 1, 1996                       750,753       32,036                                                   782,789

--------------

PROVED OIL RESERVES (Unaudited)

         The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved oil reserves of the Company during each of the three years presented.

                                                           Crude Oil  and Condensate (BBLS in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                         Other     Equatorial                    United
PROVED RESERVES AS OF:               United States       Int'l       Guinea        Argentina     Kingdom          TOTAL
-------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1998                           89,065                      22,766        11,997         7,035        130,863
Revisions of previous estimates           (5,935)                        166            16          (129)        (5,882)
Extensions, discoveries and
   other additions                         4,802                                                      35          4,837
Production                               (11,540)                       (931)         (885)         (795)       (14,151)
Sale of minerals in place                   (155)                                                                  (155)
Purchase of minerals in place              1,069                                                                  1,069
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         77,306                      22,001        11,128         6,146        116,581
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1997                           82,317        3,435          8,276        13,007         8,712        115,747
Revisions of previous estimates            1,516        1,676            117          (133)         (795)         2,381
Extensions, discoveries and
   other additions                        16,501           (1)        15,212                                     31,712
Production                               (11,450)        (426)          (839)         (877)         (882)       (14,474)
Sale of minerals in place                   (184)      (4,797)                                                   (4,981)
Purchase of minerals in place                365          113                                                       478
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                         89,065                      22,766        11,997         7,035        130,863
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1996                           70,907        4,090          9,011                                     84,008
Revisions of previous estimates             (187)         218             57            36           420            544
Extensions, discoveries and
   other additions                         7,701           51                                      2,456         10,208
Production                               (10,785)        (708)          (792)         (382)         (405)       (13,072)
Sale of minerals in place                 (1,239)        (216)                                                   (1,455)
Purchase of minerals in place             15,920                                    13,353         6,241         35,514
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996                         82,317        3,435          8,276        13,007         8,712        115,747
-----------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED OIL RESERVES AS OF:
-----------------------------------
   January 1, 1999                        72,949                      11,425        11,128         4,346         99,848
   January 1, 1998                        82,713                      12,191        11,997         5,234        112,135
   January 1, 1997                        78,564        3,322          6,956        13,007         6,049        107,898
   January 1, 1996                        67,368        3,976          7,691                                     79,035

-------------

         Proved Reserves. Proved reserves are estimated quantities of crude oil, natural gas, natural gas liquids and condensate liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

(in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                         Other     Equatorial                    United
DECEMBER 31, 1998                    United States       Int'l       Guinea        Argentina     Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenues                                $564,771    $              $  10,282      $  9,105       $25,006       $609,164
Production costs                         154,594                       2,962         6,274         9,044        172,874
Exploration expenses                      90,614        9,987            658            87         5,828        107,174
DD&A and valuation provision             513,725           46          2,998         6,083        13,869        536,721 *
-----------------------------------------------------------------------------------------------------------------------
Income (loss)                           (194,162)     (10,033)         3,664        (3,339)       (3,735)      (207,605)
Income tax expense (benefit)             (68,764)      (2,489)         1,786        (1,822)         (794)       (72,083)
-----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                             $ (125,398)   $  (7,544)       $ 1,878       $(1,517)     $ (2,941)    $ (135,522)
-----------------------------------------------------------------------------------------------------------------------
         *Includes a pre-tax charge of $223.3 million pursuant to SFAS No. 121.

                                                         Other     Equatorial                    United
DECEMBER 31, 1997                    United States       Int'l       Guinea        Argentina     Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenues                                $696,882     $  9,944        $14,824       $14,777       $24,718       $761,145
Production costs                         164,441        4,778          3,600         5,555         8,220        186,594
Exploration expenses                      56,177       12,345          3,464           804         7,942         80,732
DD&A and valuation provision             280,862        2,642          1,889         5,037        12,399        302,829
-----------------------------------------------------------------------------------------------------------------------
Income (loss)                            195,402       (9,821)         5,871         3,381        (3,843)       190,990
Income tax expense (benefit)              67,934       (4,470)         4,654         2,680        (3,047)        67,751
-----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                               $127,468      $(5,351)       $ 1,217       $   701      $   (796)      $123,239
-----------------------------------------------------------------------------------------------------------------------

                                                       Other       Equatorial                    United
DECEMBER 31, 1996                    United States     Int'l         Guinea        Argentina     Kingdom          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Revenues                                $548,488     $ 17,602        $17,095        $8,197       $13,206       $604,588
Production costs                         118,387        8,179          2,855         2,688         7,015        139,124
Exploration expenses                      43,844       11,317          3,738                         418         59,317
DD&A and valuation provision             222,426        3,926          2,508         2,057         5,276        236,193
-----------------------------------------------------------------------------------------------------------------------
Income (loss)                            163,831       (5,820)         7,994         3,452           497        169,954
Income tax expense (benefit)              57,873       (4,610)         6,332         2,734           394         62,723
-----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                               $105,958     $ (1,210)       $ 1,662        $  718      $    103       $107,231
-----------------------------------------------------------------------------------------------------------------------

COSTS INCURRED IN OIL AND GAS ACTIVITIES (Unaudited)

         Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities for each of the years are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

(in thousands)
                                                       Other      Equatorial                   United
DECEMBER 31, 1998                    United States     Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                             $   48,444     $              $               $            $           $   48,444
   Unproved                               36,760          500                                        311         37,571
-----------------------------------------------------------------------------------------------------------------------
Total                                 $   85,204     $    500       $               $            $   311     $   86,015
-----------------------------------------------------------------------------------------------------------------------
Exploration costs                     $  132,958     $  9,663       $    465        $  473       $ 5,328     $  148,887
-----------------------------------------------------------------------------------------------------------------------
Development costs                     $  242,838     $ 10,251       $ 10,977        $7,918       $ 9,761     $  281,745
-----------------------------------------------------------------------------------------------------------------------

                                                       Other      Equatorial                   United
DECEMBER 31, 1997                    United States     Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                             $    3,884     $     28         $             $           $            $    3,912
   Unproved                               16,668        3,178                                                    19,846
-----------------------------------------------------------------------------------------------------------------------
Total                                 $   20,552     $  3,206         $             $           $            $   23,758
-----------------------------------------------------------------------------------------------------------------------
Exploration costs                     $   81,141     $ 14,528         $9,907        $           $ 11,588     $  117,164
-----------------------------------------------------------------------------------------------------------------------
Development costs                     $  201,788     $  1,538         $2,871        $5,558      $  4,213     $  215,968
-----------------------------------------------------------------------------------------------------------------------

                                                       Other      Equatorial                   United
DECEMBER 31, 1996                    United States     Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                             $  541,363      $    65         $           $ 77,158     $  68,829     $  687,415
   Unproved                               24,672        6,782                        5,000         9,955         46,409
-----------------------------------------------------------------------------------------------------------------------
Total                                 $  566,035      $ 6,847         $           $ 82,158     $  78,784     $  733,824
-----------------------------------------------------------------------------------------------------------------------
Exploration costs                     $   81,018      $ 5,813         $3,750      $            $     418     $   90,999
-----------------------------------------------------------------------------------------------------------------------
Development costs                     $  176,419      $ 4,184         $  271      $      8     $   3,423     $  184,305
-----------------------------------------------------------------------------------------------------------------------

AGGREGATE CAPITALIZED COSTS (Unaudited)

         Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 are shown below:

                                                        1998                                         1997
                                    ---------------------------------------     ----------------------------------------
(in thousands)                             U. S.       Int'l        TOTAL              U. S.        Int'l         TOTAL
------------------------------------------------------------------------------------------------------------------------
Unproved oil and gas properties     $     86,844  $   15,302  $    102,146      $     57,666    $   7,190 $      64,856
Proved oil and gas properties          2,507,767     263,163     2,770,930         2,473,989      227,896     2,701,885
-----------------------------------------------------------------------------------------------------------------------
                                       2,594,611     278,465     2,873,076         2,531,655      235,086     2,766,741
Accumulated DD&A                      (1,401,218)    (59,357)   (1,460,575)       (1,201,446)     (36,338)   (1,237,784)
-----------------------------------------------------------------------------------------------------------------------
Net capitalized costs               $  1,193,393  $  219,108  $  1,412,501      $  1,330,209    $ 198,748 $   1,528,957
-----------------------------------------------------------------------------------------------------------------------

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Unaudited)

         The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1998, 1997 and 1996 in accordance with SFAS No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                                         Other      Equatorial                   United
DECEMBER 31, 1998                    United States       Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)
Future cash inflows                      $ 2,647         $ 29          $ 272          $ 96         $ 113         $3,157
Future production and
   development costs                       1,146           20            120            30            62          1,378
Future income tax expenses                   182            1             18             8             6            215
-----------------------------------------------------------------------------------------------------------------------
Future net cash flows                      1,319            8            134            58            45          1,564
10% annual discount for
   estimated timing of cash flows            490            3             50            22            17            582
-----------------------------------------------------------------------------------------------------------------------
Standardized measure of
   discounted future net
   cash flows                            $   829         $  5          $  84          $ 36         $  28         $  982
-----------------------------------------------------------------------------------------------------------------------

                                                         Other      Equatorial                   United
DECEMBER 31, 1997                    United States       Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)
Future cash inflows                      $ 4,330         $             $ 498          $ 196        $ 259         $5,283
Future production and
   development costs                       2,040                         148            121           61          2,370
Future income tax expenses                   612                          93             20           53            778
-----------------------------------------------------------------------------------------------------------------------
Future net cash flows                      1,678                         257             55          145          2,135
10% annual discount for
   estimated timing of cash flows            615                          95             20           53            783
-----------------------------------------------------------------------------------------------------------------------
Standardized measure of
   discounted future net
   cash flows                            $ 1,063         $             $ 162          $  35        $  92         $1,352
-----------------------------------------------------------------------------------------------------------------------

                                                         Other      Equatorial                   United
DECEMBER 31, 1996                    United States       Int'l        Guinea      Argentina      Kingdom          TOTAL
------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)
Future cash inflows                      $ 6,013         $ 89          $ 206          $ 285        $ 298         $6,891
Future production and
   development costs                       2,078           33             27            127          174          2,439
Future income tax expenses                 1,078           16             51             45           35          1,225
-----------------------------------------------------------------------------------------------------------------------
Future net cash flows                      2,857           40            128            113           89          3,227
10% annual discount for
   estimated timing of cash flows            890           12             40             35           28          1,005
-----------------------------------------------------------------------------------------------------------------------
Standardized measure of
   discounted future net
   cash flows                            $ 1,967         $ 28          $  88          $  78        $  61         $2,222
-----------------------------------------------------------------------------------------------------------------------

         Construction of Samedan's Equatorial Guinea methanol plant is scheduled to be completed in the first quarter of 2001. The future net cash inflows for 1998 and 1999 do not include cash flows relating to the Company's anticipated future methanol sales. For more information regarding Samedan's methanol plant, see Item 1. "Business--Unconsolidated Subsidiary" and Item 2. "Properties--Oil and Gas" of this Form 10-K.

       Future cash inflows are estimated by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves, with consideration given to the effect of existing hedging contracts, if any.

         The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $8.05 per BBL. West Texas intermediate crude oil price in mid February 1999 was approximately $.25 per BBL lower than year-end 1998. The Company estimates that a $1.00 per BBL change in the average oil price from the year-end price would change discounted future net cash flows before income taxes by approximately $63 million.

         The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $2.14 per MCF. Natural gas index prices at Henry Hub have decreased approximately $.31 per MCF in mid February 1999 compared with the year-end index. The Company estimates that a $.10 per MCF change in the average gas price from the year-end price would change discounted future net cash flows before income taxes by approximately $65 million.

         Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

         Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company's proved oil and gas reserves.

         At December 31, 1998, the Company had estimated gas imbalance receivables of $19.1 million and estimated gas imbalance liabilities of $14.8 million; at year-end 1997, $18.5 million in receivables and $21.6 million in liabilities; and at year-end 1996, $19.3 million in receivables and $21.7 million in liabilities. Neither the gas imbalance receivables nor gas imbalance liabilities have been included in the standardized measure of discounted future net cash flows as of each of the three years ended December 31, 1998, 1997 and 1996.

SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS (Unaudited)

         Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, as required by Financial Accounting Standards Board's SFAS No. 69, at year end are shown below.

(in millions of dollars)                                                    1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the beginning
   of the year                                                           $ 1,352         $  2,222           $ 1,274
Extensions, discoveries and improved
   recovery, less related costs                                               39              501               256
Revisions of previous quantity estimates                                    (132)              13               (76)
Changes in estimated future
   development costs                                                         (17)             (15)              (21)
Purchases (sales) of minerals in place                                        46              (45)            1,043
Net changes in prices and production costs                                  (443)          (1,259)              212
Accretion of discount                                                        189              310               178
Sales of oil and gas produced, net of
   production costs                                                         (454)            (594)             (475)
Development costs incurred during
   the period                                                                127               38                74
Net change in income taxes                                                   503              332              (368)
Change in timing of estimated future
   production, and other                                                    (228)            (151)              125
-------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the end
   of the year                                                           $   982         $  1,352           $ 2,222
-------------------------------------------------------------------------------------------------------------------

INTERIM FINANCIAL INFORMATION (Unaudited)

 Interim financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                               Quarter Ended
                                                     -----------------------------------------------------------------
(in thousands except per share amounts)               Mar. 31,           June 30,         Sept. 30,       Dec. 31,(1)
----------------------------------------------------------------------------------------------------------------------
1998
Revenues                                             $ 246,535          $ 237,392         $ 205,803        $  203,841
Gross profit from operations                         $  31,838          $  27,326         $ (25,616)       $ (235,922)
Net income                                           $  13,718          $  12,135         $ (25,150)       $ (164,728)
Basic earnings per share                             $     .24          $     .21         $    (.44)       $    (2.89)
Diluted earnings per share                           $     .24          $     .21         $    (.44)       $    (2.89)
1997
Revenues                                             $ 319,432          $ 232,881         $ 231,983        $  306,717
Gross profit from operations                         $  74,512          $  28,706         $  32,635        $   45,149
Net income                                           $  38,363          $  13,152         $  15,177        $   32,586
Basic earnings per share                             $     .67          $     .23         $     .27        $      .57
Diluted earnings per share                           $     .67          $     .23         $     .26        $      .57

(1) During the fourth quarters of 1998 and 1997, DD&A expense increased $9.8 million and $5.5 million, respectively, relating to the cumulative effect of oil and gas reserve revisions on the DD&A provision for the preceding three quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section entitled "Election of Directors" in the Registrant's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

         The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The section entitled "Executive Compensation" in the Registrant's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation and Benefits Committee and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation--Performance Graph" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 1999 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section entitled "Certain Transactions" in the Registrant's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

                                    PART IV

ITEM 14.   FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this report:

           (1) Financial Statements and Financial Statement Schedules and Supplementary Data: These documents are listed in the Index to Consolidated Financial Statements in Item 8 hereof.

           (2) Exhibits: The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

       (b) A Form 8-K was filed by the Registrant on December 14, 1998, relating to Amendment No. 1 to the Company's Rights Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBLE AFFILIATES, INC.,

Date:  March 15, 1999                  By: /s/ William D. Dickson
                                       ----------------------------------------
                                       William D. Dickson,
                                       Senior Vice President-Finance and
                                       Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----
/s/ Robert Kelley                                  Chairman of the Board, President,         March 15, 1999
------------------------------------               Chief Executive Officer and
Robert Kelley                                      Director (Principal Executive
                                                   Officer)

/s/ William D. Dickson                             Senior Vice President-Finance and         March 15, 1999
------------------------------------               Treasurer (Principal Financial Officer)
William D. Dickson

/s/ James L. McElvany                              Vice President and Controller             March 15, 1999
------------------------------------               (Principal Accounting Officer)
James L. McElvany

/s/ Alan A. Baker                                  Director                                  March 15, 1999
------------------------------------
Alan A. Baker

/s/ Michael A. Cawley                              Director                                  March 15, 1999
------------------------------------
Michael A. Cawley

/s/ Edward F. Cox                                  Director                                  March 15, 1999
------------------------------------
Edward F. Cox

/s/ James C. Day                                   Director                                  March 15, 1999
------------------------------------
James C. Day

/s/ Thomas E. Hassen                               Director                                  March 15, 1999
------------------------------------
Thomas E. Hassen

/s/ Dale P. Jones                                  Director                                  March 15, 1999
------------------------------------
Dale P. Jones

/s/ Harold F. Kleinman                             Director                                  March 15, 1999
------------------------------------
Harold F. Kleinman

/s/ George J. McLeod                               Director                                  March 15, 1999
------------------------------------
George J. McLeod

/s/ T. Don Stacy                                   Director                                  March 15, 1999
------------------------------------
T. Don Stacy

                               INDEX TO EXHIBITS

Exhibit
Number             Exhibit **
-------            -------
  3.1    --     Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

  3.2    --     Certificate of Designations of Series A Junior Participating
                Preferred Stock of the Registrant dated August 27, 1997 (filed
                Exhibit A of Exhibit 4.1 to the Registrant's Registration
                Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

  3.3    --     Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 and
                incorporated herein by reference).

  4.1    --     Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the
                Registrant's 7 1/4% Notes Due 2023 (filed as Exhibit 4.1 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

  4.2    --     Indenture relating to Senior Debt Securities dated as of April
                1, 1997 between the Registrant and U.S. Trust Company of Texas,
                N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March 31,
                1997 and incorporated herein by reference).

  4.3    --     First Indenture Supplement relating to $250 million of the
                Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A.,
                as Trustee (filed as Exhibit 4.2 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

  4.4    --     Second Indenture Supplement, between the Company and U.S. Trust
                Company of Texas, N.A. as trustee, relating to $100 million of the Registrant's 7 1/4% Senior Debentures Due 2097 dated as of
                August 1, 1997 (filed as Exhibit 4.1 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1997 and incorporated herein by reference).

  4.5    --     Rights Agreement, dated as of August 27, 1997, between the
                Registrant and Liberty Bank and Trust Company of Oklahoma City,
                N.A., as Right's Agent (filed as Exhibit 4.1 to the
                Registrant's Registration Statement on Form 8-A filed on August
                28, 1997 and incorporated herein by reference).

  4.6    --     Amendment No. 1 to Rights Agreement dated as of December 8,
                1998, between the Registrant and Bank One Trust Company, as successor Rights Agent to Liberty Bank and Trust Company of
                Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's
                Registration Statement on Form 8-A/A (Amendment No. 1) filed on
                December 14, 1998 and incorporated herein by reference.)

 10.1*   --     Samedan Oil Corporation Bonus Plan, as amended and restated on
                September 24, 1996 (filed as Exhibit 10.1 to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996 and incorporated herein by reference).

 10.2*   --     Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21,
                1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994 and incorporated herein by reference).

 10.3*   --     Noble Affiliates Thrift Restoration Plan dated May 9, 1994
                (filed as Exhibit 10.6 to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1994 and
                incorporated herein by reference). Exhibit Number Exhibit **

Exhibit
Number             Exhibit **
-------            -------
 10.4*   --     Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).


 10.5*   --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                Plan, as amended and restated, dated November 2, 1992 (filed as
                Exhibit 4.1 to the Registrant's Registration Statement on Form
                S-8 (Registration No. 33-54084) and incorporated herein by reference).

 10.6*   --     1982 Stock Option Plan of the Registrant (filed as Exhibit
                4.1 to the Registrant's Registration Statement on Form S-8
                (Registration No. 2-81590) and incorporated herein by
                reference).

 10.7*   --     Amendment No. 1 to the 1982 Stock Option Plan of the Registrant
                (filed as Exhibit 4.2 to the Registrant's Registration
                Statement on Form S-8 (Registration No. 2-81590) and
                incorporated herein by reference).

 10.8*   --     Amendment No. 2 to the 1982 Stock Option Plan of the Registrant
                (filed as Exhibit 10.11 to the Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.9*   --     1988 Nonqualified Stock Option Plan for Non-Employee Directors
                of the Registrant, as amended and restated, effective as of
                January 30, 1996 (filed as Exhibit 10.13 to the Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.10*   --     Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers
                (filed as Exhibit 10.18 to the Registrant's Annual Report of
                Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.11    --     Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1993 and incorporated herein by reference).

10.12    --     Stock Purchase Agreement dated as of July 1, 1996, between
                Samedan Oil Corporation and Enterprise Diversified Holdings
                Incorporated (filed as Exhibit 2.1 to the Registrant's Current
                Report on Form 8-K (Date of Event: July 31, 1996) dated August
                13, 1996 and incorporated herein by reference).

10.13*   --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                Plan, as amended and restated on December 10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996 and incorporated herein by reference).

10.14    --     Amended and Restated Credit Agreement dated as of December 24,
                1997 among the Registrant, as borrower, and Union Bank of
                Switzerland, Houston agency, as the agent for the lender, and
                NationsBank of Texas, N.A. and Texas Commerce Bank National
                Association, as managing agents, and Bank of Montreal, CIBC
                Inc., The First National Bank of Chicago, Royal Bank of Canada,
                and Societe Generale, Southwest agency, as co-agents, and
                certain commercial lending institutions, as lenders (filed as
                Exhibit 10.20 to the Registrant's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1997 and incorporated herein by reference).

21       --     Subsidiaries.

Exhibit
Number             Exhibit **
-------            -------
 23      --     Consent of Arthur Andersen LLP.

 27.1    --     Financial Data Schedule.

 27.2    --     Restated Financial Data Schedule.

---------------

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

         ** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Senior Vice President - Finance and Treasurer, Noble Affiliates, Inc., Post Office Box 1967, Ardmore, Oklahoma 73402.