Form 10-Q
period 1999-03-31
NOBLE AFFILIATES INC
filed 1999-05-12
CIK 72207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

   Number of shares of common stock outstanding as of May 3, 1999: 56,981,212

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)


                                                                           (Unaudited)
                                                                             March 31,                December 31,
                                                                               1999                      1998
                                                                           ----------                 -----------
ASSETS
Current Assets:
   Cash and short-term cash investments..............................      $   56,976                 $    19,100
   Accounts receivable-trade.........................................          81,948                     106,513
   Materials and supplies inventories................................           2,201                       3,006
   Other current assets..............................................          52,209                      59,670
                                                                           ----------                  ----------
   Total Current Assets..............................................         193,334                     188,289
                                                                           ----------                  ----------
Property, Plant and Equipment, at cost...............................       2,918,553                   2,915,917
   Less:  accumulated depreciation,
          depletion and amortization.................................      (1,545,608)                 (1,486,250)
                                                                           ----------                  ----------
                                                                            1,372,945                   1,429,667
                                                                           ----------                  ----------
Investment in unconsolidated subsidiary..............................          33,512                      25,061

Other Assets.........................................................          47,161                      43,063
                                                                           ----------                  ----------
   Total Assets......................................................      $1,646,952                  $1,686,080
                                                                           ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $   84,990                  $  108,538
   Other current liabilities.........................................          33,460                      28,815
   Income taxes-current..............................................             650                       1,813
                                                                           ----------                  ----------
   Total Current Liabilities.........................................         119,100                     139,166
                                                                           ----------                  ----------
Deferred Income Taxes................................................         101,525                     106,823
                                                                           ----------                  ----------
Other Deferred Credits and Noncurrent Liabilities....................          50,240                      52,868
                                                                           ----------                  ----------

Long-term Debt.......................................................         745,187                     745,143
                                                                           ----------                  ----------
Shareholders' Equity:
   Common stock......................................................         195,018                     195,018
   Capital in excess of par value....................................         360,008                     360,008
   Retained earnings.................................................          91,292                     102,472
                                                                           ----------                  ----------
                                                                              646,318                     657,498
Less common stock in treasury
   (at cost, 1,524,900 shares).......................................         (15,418)                    (15,418)
                                                                           ----------                  ----------

   Total Shareholders' Equity........................................         630,900                     642,080
                                                                           ----------                  ----------
   Total Liabilities and Shareholders' Equity........................      $1,646,952                  $1,686,080
                                                                           ==========                  ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                          -----------------------------------------
                                                                                1999                      1998
                                                                            ---------                  ----------

REVENUES:
    Oil and gas sales and royalties....................................    $  112,233                  $  166,937
    Gathering, marketing and processing................................        63,633                      79,598
    Other income.......................................................         2,046                       1,603
                                                                           ----------                  ----------

                                                                              177,912                     248,138
                                                                           ----------                  ----------


COSTS AND EXPENSES:
    Oil and gas exploration............................................        10,240                      16,615
    Oil and gas operations.............................................        31,352                      39,690
    Gathering, marketing and processing................................        58,503                      76,294
    Depreciation, depletion and amortization...........................        66,549                      70,312
    Selling, general and administrative................................        11,391                      13,061
    Interest...........................................................        13,035                      11,530
    Interest capitalized...............................................        (1,123)                     (1,550)
                                                                           ----------                  ----------

                                                                              189,947                     225,952
                                                                           ----------                  ----------

INCOME (LOSS) BEFORE TAXES.............................................       (12,035)                     22,186

INCOME TAX PROVISION (BENEFIT).........................................        (3,134) (1)                  8,468 (1)
                                                                           ----------                  ----------

NET INCOME (LOSS)......................................................    $   (8,901)                 $   13,718
                                                                           ==========                  ==========

BASIC EARNINGS (LOSS) PER SHARE........................................    $    (.16)  (2)             $      .24 (2)
                                                                           ==========                  ==========

DILUTED EARNINGS (LOSS) PER SHARE......................................    $    (.16)  (2)             $      .24 (2)
                                                                           ==========                  ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                 1999                       1998
                                                                              ------------                ----------

Cash Flows from Operating Activities:
   Net income (loss).....................................................  $   (8,901)                 $   13,718
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................      66,549                      70,312
     Amortization of undeveloped lease costs, net........................       1,178                         596
     Increase (decrease) in  deferred credits............................      (7,925)                      4,288
     (Increase) decrease in other assets and other noncash items, net...       (2,579)                     12,065
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................      24,565                      25,274
     (Increase) decrease in other current assets and inventories.........       8,323                       9,385
     Increase (decrease) in accounts payable.............................     (23,548)                      1,174
     Increase (decrease) in other current liabilities....................       3,481                       7,336
                                                                           ----------                  ----------

Net Cash Provided by Operating Activities                                      61,143                     144,148
                                                                           ----------                  ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................................     (12,763)                   (201,128)
   Investment in unconsolidated subsidiary...............................      (8,451)
   Proceeds from sale of property, plant and equipment...................         226                       1,622
                                                                           ----------                  ----------

Net Cash Used in Investing Activities ...................................     (20,988)                   (199,506)
                                                                           ----------                  ----------

Cash Flows From Financing Activities:
   Exercise of stock options.............................................                                   1,481
   Cash dividends........................................................      (2,279)                     (2,277)
   Proceeds from bank borrowings.........................................                                  50,000
                                                                           ----------                  ----------

Net Cash Provided by (Used in) Financing Activities......................      (2,279)                     49,204
                                                                           ----------                  ----------

Increase (Decrease) in Cash and Short-term Cash Investments..............      37,876                      (6,154)
                                                                           ----------                  ----------

Cash and Short-term Cash Investments at Beginning of Period..............      19,100                      55,075
                                                                           ----------                  ----------

Cash and Short-term Cash Investments at End of Period....................  $   56,976                  $   48,921
                                                                           ==========                  ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................  $    6,116                  $    6,472
   Income taxes..........................................................  $        0                  $        0

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

     In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and the cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(1)  INCOME TAX PROVISION (BENEFIT)

       For the three months ended March 31:

                                                                                          (In thousands)
                                                                                -----------------------------------
                                                                                  1999                     1998
                                                                                ---------                ---------
       Current...............................................................   $ (7,469)                $   3,804
       Deferred..............................................................      4,335                     4,664
                                                                                --------                 ---------

                                                                                $ (3,134)                $   8,468
                                                                                =========                =========

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

     Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

     The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS for the quarter ending March 31:

                                                                         1999                          1998
                                                              -------------------------     -------------------------

                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)/shares                                        $(8,901)         56,981       $13,718          56,912
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                $(.16)                       $.24
---------------------------------------------------------------------------------------------------------------------

Net income (loss)/shares                                        $(8,901)         56,981       $13,718          56,912
EFFECT OF DILUTIVE SECURITIES
   Stock options (1)                                                                                              480
Adjusted net income (loss)/shares                               $(8,901)         56,981       $13,718          57,392
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                              $(.16)                       $.24
---------------------------------------------------------------------------------------------------------------------

     (1) The effect of dilutive securities on first quarter 1999 diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same. The effect of dilutive securities on first quarter 1998 diluted EPS is less than one cent; therefore, the basic EPS and diluted EPS, as reported, are the same.

 (3) MINERALS MANAGEMENT SERVICE CLAIMS

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

     Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The Company had no natural gas or crude oil hedging contracts related to its production in the first quarter of 1999 and 1998.

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

     During the first quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 728,000 MMBTU's of gas per day. Hedges for April 1999 through October 2000, which range from 25,000 MMBTU's to 637,000 MMBTU's of gas per day for future physical transactions, were not closed at March 31, 1999. During the first quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 783,000 MMBTU's of gas per day.

     NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

     In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities". This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The effect of adopting this statement was not material.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in stockholders equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the Statement's issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company is preparing to adopt this statement as of January 1, 2000. The Company estimates there will be no material financial impact as a result of adopting SFAS No. 133.

(5)  METHANOL PLANT

     Through the recently formed Atlantic Methanol Production Company ("AMPCO"), Samedan is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas sold by Samedan to AMPCO will be priced at approximately $.25 per MMBTU.

     On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $313.5 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

     The Company is currently funding its share of the construction costs related to the methanol plant with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligation related to the construction project.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding anticipated capital expenditures, projected timing of planned projects or activities, the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States and the foreign countries in which the Company operates from time to time, as discussed in this quarterly report on Form 10-Q and the other documents of the Company filed with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $61.1 million in the three months ended March 31, 1999 from $144.1 million in the same period of 1998. Cash and short-term investments increased from $19.1 million at December 31, 1998 to $57.0 million at March 31, 1999.

     The Company has expended approximately $21.2 million of its $234.3 million 1999 capital budget through March 31, 1999. The Company expects to fund its remaining 1999 capital budget from cash flows from operations. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

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

     On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $313.5 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by January 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

     The Company is currently funding its share of the construction costs related to the methanol plant with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligation related to the construction project.

     The Company's current ratio (current assets divided by current liabilities) was 1.62 at March 31, 1999 compared with .96 at December 31, 1998.

     The Company follows the entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $19.0 million at March 31, 1999 and $19.1 million at December 31, 1998. Estimated gas imbalance liabilities were $14.9 million at March 31, 1999 and $14.8 at December 31, 1998. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

     For the first quarter of 1999, the Company recorded a net loss of $8.9 million, or $.16 per share, compared with net income of $13.7 million, or $.24 per share, in the first quarter of 1998. The decrease resulted primarily from substantially lower product prices coupled with lower production volumes.

     Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, decreased 33 percent for the three months ended March 31, 1999 compared with the same period in 1998. The primary reasons for the decreased sales were a decrease in average gas price of 21 percent, coupled with an average daily production decrease of 13 percent, in the 1999 first quarter compared with the first quarter of 1998.

     Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased 35 percent for the three months ended March 31, 1999, compared with the same period in 1998. The decrease in sales was primarily due to an average oil price decrease of 26 percent, and an average daily production decrease of 13 percent, in the first quarter of 1999 compared with the first quarter of 1998.

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

     For the first quarter of 1999, revenues and expenses from combined NGM and NTI third party sales totaled $63.6 million and $58.5 million, respectively, for a gross margin of $5.1 million. In comparison, for the first quarter of 1998 combined NGM and NTI third party sales and expenses of $79.6 million and $76.3 million, respectively, resulted in a gross margin of $3.3 million.

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

     The Company had no natural gas or crude oil hedging contracts related to its production in the first quarter of 1999 or 1998.

     In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities". This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The effect of adopting this statement was not material.

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During the first quarter of 1999, the Company had no oil or gas hedging transactions for its production. NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 1999 the Company had no material market risk exposure from NGM's hedging activity. During the first quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 728,000 MMBTU's of gas per day. Hedges for April 1999 through October 2000, which range from 25,000 MMBTU's to 637,000 MMBTU's of gas per day for future physical transactions, were not closed at March 31, 1999. During the first quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 783,000 MMBTU's of gas per day.

       Certain selected oil and gas operating statistics follow:

                                                                               For the three months
                                                                                  ended March 31,
                                                                             --------------------------
                                                                                 1999          1998
                                                                            ------------  -------------
Oil revenue (in thousands).................................................  $    29,070  $     45,055
Average daily oil  production - BBLS.......................................       33,408        38,540
Average oil price per BBL..................................................  $      9.93  $      13.37
Gas revenues (in thousands)................................................  $    79,274  $    117,476
Average daily gas production - MCFS........................................      520,506       599,082
Average gas price per MCF..................................................  $      1.76  $       2.24


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

     Oil and gas exploration expense decreased $6.4 million to $10.2 million for the three months ended March 31, 1999, as compared with the same period of 1998. This decrease is attributable to a $6.4 million decrease in seismic expense, as compared to the same period of 1998.

     Depreciation, depletion and amortization (DD&A) expense decreased five percent for the three months ended March 31, 1999 compared with the same period in 1998. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $6.15 for the first three months of 1999 compared with $5.65 for the same period of 1998. The increase in the unit rate per BOE is due to additional drilling and completion costs recorded to certain high unit rate properties during 1998. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

     Interest capitalized decreased to $1.1 million for the first quarter of 1999 from $1.5 million for the first quarter of 1998. This decrease resulted from a reduction in expenditures related to drilling, completion and construction activity, which decreased during the first quarter of 1999 due to low product prices, as compared to the same period of 1998.

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

     The Company is currently funding its share of the construction costs related to the methanol plant in Equatorial Guinea with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligations related to the construction project. See "-Liquidity and Capital Resources."

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

YEAR 2000 ISSUE

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

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as field operations equipment, alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in January 1998, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 31, 1999, it had completed approximately 80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiatives are in process and expected to be completed by September 30, 1999.

                                                                                                             Percent
Year 2000 Initiative                                                       Time Frame                        Complete
---------------------------------------------------------------------------------------------------------------------
Identification and assessment of IT systems                                March 31, 1999                        100%
    (Company and subsidiaries)
Identification and assessment of critical non-IT systems                   June 30, 1999                          50%
    (Company and subsidiaries)
Remediation and testing of IT and non-IT systems of                        December 31, 1998                     100%
    subsidiaries other than Samedan and subsidiaries
Remediation and testing of IT and non-IT systems of                        June 30, 1999                          90%
    Samedan and subsidiaries
Remediation and testing of Company's central IT                            June 30, 1999                          90%
    and non-IT systems
Replacement and testing of third party software                            June 30, 1999                          75%
Identification and assessment of field equipment used in
    oil and gas producing operations                                       June 30, 1999                          25%
Remediation and testing of field equipment                                 September 30, 1999                      0%

     The Company plans to mail letters in May 1999 to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant.

     The Company is funding its Year 2000 efforts primarily with internal resources and does not anticipate making any expenditures in connection therewith except for the purchase of third party software that it otherwise would not have purchased or would have purchased at a later date. Although the Company does not separately track its internal costs related to Year 2000 efforts, which include compensation of employees working on Year 2000 projects, it believes that such costs will not exceed $75,000, of which approximately $65,000 had been incurred as of March 31, 1999. The Company estimates that these internal and external costs will represent less than five percent of total IT-related costs for 1998 and 1999 and that none of the Company's IT initiatives that are not related to the Year 2000 issue will be materially delayed or impacted by Year 2000 efforts.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During the first quarter of 1999, the Company had no oil or gas hedging transactions for its production. NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 1999 the Company had no material market risk exposure from NGM's hedging activity.

     The Company has a $300 million credit agreement (see Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 1999, there was $300 million outstanding under the credit facility with a maturity date of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 22.5 basis points, was 5.2 percent at March 31, 1999. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

                           PART II. OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 27, 1999 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 56,981,008 shares of common stock of the Company outstanding and entitled to vote, 50,959,628 shares were present in person or by proxy, representing approximately 89 percent.


                                                                                              Number of Shares
                                                                                                 WITHHOLDING
                                                     Number of Shares                            AUTHORITY
                                                   Voting FOR Election                      to Vote for Election
                                                       As Director                              As Director
                                            -----------------------------------       ---------------------------------

Alan A. Baker..............................             50,534,717                                424,911
Michael A. Cawley..........................             50,548,001                                411,627
Edward F. Cox..............................             50,546,436                                413,192
James C. Day...............................             50,547,626                                412,002
Thomas E. Hassen...........................             50,548,137                                411,491
Dale P. Jones..............................             50,534,910                                424,718
Robert Kelley..............................             50,547,827                                411,801
Harold F. Kleinman.........................             50,044,626                                915,002
T. Don Stacy...............................             50,531,099                                428,529


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                NOBLE AFFILIATES, INC.
                                     (Registrant)




Date:     May 12, 1999          By: /s/ WILLIAM D. DICKSON
                                    -------------------------------------------
                                    William D. Dickson,
                                    Senior Vice President-Finance and Treasurer
                                    (Principal Financial Officer
                                    and Authorized Signatory)

                                        INDEX TO EXHIBITS

Exhibit
Number                                                    Exhibit
-------------------------          --------------------------------------------

27.1                               Financial Data Schedule