Form 10-K405/A
period 1998-12-31
NOBLE AFFILIATES INC
filed 1999-06-29
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by nonaffiliates as of February 12, 1999: $1,095,000,000.

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

================================================================================

         The Index to Exhibits of Noble Affiliates, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"), to which reference is made in Item 14 of the 1998 Form 10-K for a list of the exhibits to the 1998 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 1998 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBLE AFFILIATES, INC.



Date:  June 29, 1999                   By:   /s/ James L. McElvany
                                             -----------------------------------
                                             James L. McElvany,
                                             Vice President and Controller

                               INDEX TO EXHIBITS

Exhibit
Number+                       Description**
-------                       -------------
3.1    --  Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2    --  Certificate of Designations of Series A Junior Participating
           Preferred Stock of the Registrant dated August 27, 1997 (filed Exhibit
           A of Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

3.3    --  Composite copy of Bylaws of the Registrant as currently in effect
           (filed as Exhibit 3.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

4.1    --  Indenture dated as of October 14, 1993 between the Registrant and
           U.S. Trust Company of Texas, N.A., as Trustee, relating to the
           Registrant's 7 1/4% Notes Due 2023, including form of the Registrant's
           7 1/4% Note Due 2023 (filed as Exhibit 4.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

4.2    --  Indenture relating to Senior Debt Securities dated as of April 1,
           1997 between the Registrant and U.S. Trust Company of Texas, N.A., as
           Trustee (filed as Exhibit 4.1 to the Registrant's Quarterly Report on
           Form 10- Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.3    --  First Indenture Supplement relating to $250 million of the
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

Exhibit
Number+                       Description**
-------                       -------------
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

99.1***--  Financial statements required by Form 11-K for the fiscal year ended
           December 31, 1997 with respect to the Noble Affiliates Thrift and
           Profit Sharing Plan (including the accountants' consent to incorporation thereof by reference).

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