Form 10-Q
period 1999-06-30
NOBLE AFFILIATES INC
filed 1999-08-13
CIK 72207

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q



              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

 Number of shares of common stock outstanding as of August 3, 1999: 56,989,548



================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                           (Unaudited)
                                                                             June 30,       December 31,
                                                                              1999              1998
                                                                           -----------      -----------
ASSETS
Current Assets:
   Cash and short-term cash investments..............................      $    79,547      $    19,100
   Accounts receivable-trade.........................................           95,204          106,513
   Materials and supplies inventories................................            2,482            3,006
   Other current assets..............................................           28,691           59,670
                                                                           -----------      -----------

   Total Current Assets..............................................          205,924          188,289
                                                                           -----------      -----------

Property, Plant and Equipment........................................        2,897,244        2,915,917
   Less: accumulated depreciation,
           depletion and amortization................................       (1,564,907)      (1,486,250)
                                                                           -----------      -----------

                                                                             1,332,337        1,429,667
                                                                           -----------      -----------


Investment in Unconsolidated Subsidiary..............................           49,385           25,061

Other Assets.........................................................           42,909           43,063
                                                                           -----------      -----------

   Total Assets......................................................      $ 1,630,555      $ 1,686,080
                                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $    83,599      $   108,538
   Other current liabilities.........................................           28,690           28,815
   Income taxes-current..............................................              250            1,813
                                                                           -----------      -----------

   Total Current Liabilities.........................................          112,539          139,166
                                                                           -----------      -----------

Deferred Income Taxes................................................          106,868          106,823
                                                                           -----------      -----------

Other Deferred Credits and Noncurrent Liabilities....................           53,024           52,868
                                                                           -----------      -----------

Long-term Debt.......................................................          720,231          745,143
                                                                           -----------      -----------

Shareholders' Equity:
   Common stock......................................................          195,040          195,018
   Capital in excess of par value....................................          360,080          360,008
   Retained earnings.................................................           98,191          102,472
                                                                           -----------      -----------

                                                                               653,311          657,498
Less common stock in treasury
   (at cost, 1,524,900 shares).......................................          (15,418)         (15,418)
                                                                           -----------      -----------

   Total Shareholders' Equity........................................          637,893          642,080
                                                                           -----------      -----------

   Total Liabilities and Shareholders' Equity........................      $ 1,630,555      $ 1,686,080
                                                                           ===========      ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                 1999            1998
                                                                              ----------      ---------
REVENUES:
    Oil and gas sales and royalties......................................     $ 238,203       $ 328,221
    Gathering, marketing and processing..................................       153,906         149,786
    Other income.........................................................         4,393          17,532
                                                                              ----------      ---------

                                                                                396,502         495,539
                                                                              ----------      ---------


COSTS AND EXPENSES:
    Oil and gas operations...............................................        61,111          75,737
    Oil and gas exploration..............................................        17,202          40,742
    Gathering, marketing and processing..................................       144,972         144,493
    Depreciation, depletion and amortization.............................       126,682         145,212
    Selling, general and administrative..................................        23,015          25,850
    Interest.............................................................        25,723          24,452
    Interest capitalized.................................................        (2,693)         (3,112)
                                                                              ----------      ---------

                                                                                396,012         453,374
                                                                              ----------      ---------

INCOME BEFORE TAXES......................................................           490          42,165

INCOME TAX PROVISION.....................................................           212 (1)      16,312 (1)
                                                                              ----------      ---------

NET INCOME...............................................................     $     278       $  25,853
                                                                              ==========      =========

BASIC EARNINGS PER SHARE.................................................     $     .00 (2)   $     .45 (2)
                                                                              ==========      =========

DILUTED EARNINGS PER SHARE...............................................     $     .00 (2)   $     .45 (2)
                                                                              ==========      =========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                              Three Months Ended June 30,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              ---------       ---------
REVENUES:
    Oil and gas sales and royalties......................................     $ 125,970       $ 161,284
    Gathering, marketing and processing..................................        90,273          70,188
    Other income.........................................................         2,347          15,929
                                                                              ---------       ---------

                                                                                218,590         247,401
                                                                              ---------       ---------


COSTS AND EXPENSES:
    Oil and gas operations...............................................        29,759          36,047
    Oil and gas exploration..............................................         6,962          24,127
    Gathering, marketing and processing..................................        86,469          68,199
    Depreciation, depletion and amortization.............................        60,133          74,900
    Selling, general and administrative..................................        11,624          12,789
    Interest.............................................................        12,688          12,922
    Interest capitalized.................................................        (1,570)         (1,562)
                                                                              ---------       ---------

                                                                                206,065         227,422
                                                                              ---------       ---------

INCOME BEFORE TAXES......................................................        12,525          19,979

INCOME TAX PROVISION.....................................................         3,346 (1)       7,844 (1)
                                                                              ---------       ---------

NET INCOME..............................................................      $   9,179       $  12,135
                                                                              =========       =========

BASIC EARNINGS PER SHARE................................................      $     .16 (2)   $     .21 (2)
                                                                              =========       =========

DILUTED EARNINGS PER SHARE..............................................      $     .16 (2)   $     .21 (2)
                                                                              =========       =========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ---------       ----------
Cash Flows from Operating Activities:
   Net income............................................................     $     278       $   25,853
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................       126,682          144,991
     Amortization of undeveloped lease costs, net........................         3,105            1,233
     Increase (decrease) in other deferred credits.......................           201           (2,780)
     (Increase) decrease in other assets and other noncash items, net....         1,139           15,661
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................        11,309           13,737
     (Increase) decrease in other current assets and inventories.........        31,565            7,570
     Increase (decrease) in accounts payable.............................       (24,939)          17,039
     Increase (decrease) in other current liabilities....................        (1,689)           1,678
                                                                              ---------       ----------

Net Cash Provided by Operating Activities................................       147,651          224,982
                                                                              ---------       ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................................       (35,344)        (315,702)
   Investment in unconsolidated subsidiary...............................       (24,324)
   Proceeds from sale of property, plant and equipment...................         1,928            2,114
                                                                              ---------       ----------

Net Cash Used in Investing Activities ...................................       (57,740)        (313,588)
                                                                              ---------       ----------

Cash Flows From Financing Activities:
    Exercise of stock options............................................            94            1,884
    Cash dividends.......................................................        (4,558)          (4,555)
    Repayment of bank debt...............................................       (25,000)
    Proceeds from bank borrowings........................................                         75,000
                                                                              ---------       ----------

Net Cash Provided by (Used in) Financing Activities .....................       (29,464)          72,329
                                                                              ---------       ----------

Increase (Decrease) in Cash and Short-term Cash Investments..............        60,447          (16,277)
                                                                              ---------       ----------

Cash and Short-term Cash Investments at Beginning of Period..............        19,100           55,075
                                                                              ---------       ----------

Cash and Short-term Cash Investments at End of Period....................     $  79,547       $   38,798
                                                                              =========       ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................     $  18,664       $   22,193
   Income taxes .........................................................     $   2,000       $    4,276

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the three month and six month periods ended June 30, 1999 and 1998, respectively and the cash flows for the six month periods ended June 30, 1999 and 1998. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(1)  INCOME TAX PROVISION

       For the six months ended June 30:

                                                                                           (In thousands)
                                                                                -----------------------------------
                                                                                   1999                      1998
                                                                                ----------                ---------
       Current...........................................................       $ (9,354)                 $  5,297
       Deferred..........................................................          9,566                    11,015
                                                                                ----------                ---------
                                                                                $    212                  $ 16,312
                                                                                ==========                =========
       For the three months ended June 30:
                                                                                           (In thousands)
                                                                                -----------------------------------
                                                                                   1999                      1998
                                                                                ----------                ---------
       Current...........................................................       $ (1,885)                 $  1,492
       Deferred..........................................................          5,231                     6,352
                                                                                ----------                ---------
                                                                                $  3,346                  $  7,844
                                                                                ==========                =========

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

       Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

       The following tables summarize the calculation of basic earnings per share ("EPS") and the diluted EPS components required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

For the quarter ending June 30:

                                                                      1999                         1998
                                                          ---------------------------  ----------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                               $9,179         57,168       $12,135          56,958
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                              $.16                           $.21

Net income/shares                                               $9,179         57,168       $12,135          56,958
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  295                           613
Adjusted net income/shares                                      $9,179         57,463       $12,135          57,571
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                            $.16                           $.21
-------------------------------------------------------------------------------------------------------------------

For the six months ending June 30:

                                                                      1999                         1998
                                                          ---------------------------  ----------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                                 $278         56,982       $25,853          56,936
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                              $.00                           $.45

Net income/shares                                                 $278         56,982       $25,853          56,936
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  339                           520
Adjusted net income/shares                                        $278         57,321       $25,853          57,456
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                            $.00                           $.45
-------------------------------------------------------------------------------------------------------------------

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

       Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The Company had no natural gas or crude oil hedging contracts related to its production for the three and six months ended June 30, 1999 and 1998.

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

       During the second quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 476,000 MMBTU's of gas per day. Hedges for July 1999 through October 2000 range from 25,000

MMBTU's to 536,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 1999. During the second quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 653,000 MMBTU's of gas per day. For the six months ended June 30, 1999, NGM had hedging transactions that represented approximately 601,000 MMBTU's of gas per day, compared to 718,000 MMBTU's of gas per day for the same period in 1998.

       NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

       In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The effect of adopting this statement was not material.

       The Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards, ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the Statement's issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company plans to adopt this statement as of January 1, 2001 and estimates there will be no material financial impact as a result of adoption of SFAS No. 133.

(5)  METHANOL PLANT

       Samedan, through an unconsolidated subsidiary, Atlantic Methanol Production Company ("AMPCO"), is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas sold by Samedan to AMPCO will be priced at approximately $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million, which is a $9 million increase over the original contract due to job change orders, and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by the first quarter of 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

       The Company is currently funding its share of the construction costs related to the methanol plant with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligation related to the construction project.

(6) FINANCIAL INSTRUMENTS

       On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. The agreement was made to help fund the Company's methanol plant construction project in Equatorial Guinea. There is no balance outstanding on this agreement which is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities decreased to $147.7 million in the six months ended June 30, 1999 from $225.0 million in the same period of 1998. Cash and short-term cash investments increased from $19.1 million at December 31, 1998 to $79.5 million at June 30, 1999. Such increases in cash are primarily the result of an increase in the oil and gas commodity prices during the second quarter 1999 as compared to the first quarter 1999.

       Long-term debt decreased $24.9 million from December 31, 1998 to $725.0 million at June 30, 1999. At year end 1998 the Company had $300 million outstanding on its $300 million credit facility. During the second quarter of 1999, $25 million was repaid under this credit facility.

       On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. The agreement was made to help fund the Company's methanol plant construction project in Equatorial Guinea. There is no balance outstanding on this agreement which is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization.

       The Company has expended approximately $59.7 million of its $234.3 million 1999 capital budget through June 30, 1999. The Company expects to fund its remaining 1999 capital budget from cash flows from operations. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Samedan, through an unconsolidated subsidiary, Atlantic Methanol Production Company ("AMPCO"), is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 31 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million, which is a $9 million increase over the original contract due to job change orders, and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol should be achieved by the first quarter of 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

       The Company is currently funding its share of the construction costs related to the methanol plant with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligation related to the construction project.

       The Company's current ratio (current assets divided by current liabilities) was 1.83 at June 30, 1999 compared with 1.35 at December 31, 1998.

       The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.8 million at June 30, 1999 and $19.1 million at December 31, 1998. Estimated gas imbalance liabilities were $14.4 million at June 30, 1999 and $14.8 million at December 31, 1998. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the second quarter of 1999, the Company recorded net income of $9.2 million, or $.16 per share, compared to net income of $12.1 million, or $.21 per share, in the second quarter of 1998. During the first six months of 1999, the Company recorded net income of $278 thousand, or less than one cent per share, compared to net income of $25.9 million, or $.45 per share, in the first six months of 1998.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, decreased 29 percent and 31 percent, respectively, for the three months and six months ended June 30, 1999, as compared with the same periods in 1998. The decrease in sales for the second quarter is primarily due to a seven percent decrease in the average gas price and a 23 percent decrease in average daily production, compared to the same quarter in 1998. For the six months ended June 30, 1999 average daily production decreased 18 percent coupled with a 15 percent decrease in the average gas price, compared with the six months ended June 30, 1998.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased one percent and 19 percent, respectively, for the three months and six months ended June 30, 1999, as compared with the same periods in 1998. The primary reasons for the decreased sales for the three months ended June 30, 1999 were a 20 percent decrease in average daily production, offset by a 23 percent increase in the average oil price. For the six months ended June 30, 1999, average daily production decreased 17 percent coupled with a three percent decrease in the average oil price.

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

       For the second quarter of 1999, revenues and expenses from combined NGM and NTI third party sales totaled $90.3 million and $86.5 million, respectively, for a gross margin of $3.8 million. In comparison, combined NGM and NTI third party sales and expenses of $70.2 million and $68.2 million, respectively, resulted in a gross margin of $2.0 million for the second quarter of 1998. For the six months ended June 30, 1999, combined NGM and NTI revenues and expenses from third party sales totaled $153.9 million and $145.0 million, respectively, for a gross margin of $8.9 million. In comparison, combined NGM and NTI third party sales and expenses of $149.8 million and $144.5 million, respectively, resulted in a gross margin of $5.3 million for the same period in 1998.

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

       The Company had no natural gas or crude oil hedging contracts related to its production for the three and six months ended June 30, 1999 and 1998.

       In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The effect of adopting this statement was not material.

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. The Company had no natural gas or crude oil hedging contracts related to its production for the three and six months ended June 30, 1999 and 1998.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 1999 the Company had no material market risk exposure from NGM's hedging activity. During the second quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 476,000 MMBTU's of gas per day. Hedges for July 1999 through October 2000, which range from 25,000 MMBTU's to 536,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 1999. During the second quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 653,000 MMBTU's of gas per day. For the six months ended June 30, 1999, NGM had hedging transactions that represented approximately 601,000 MMBTU's of gas per day, compared to 718,000 MMBTU's of gas per day for the same period in 1998.

       Certain selected oil and gas operating statistics follow:

                                             For the three months                For the six months
                                                ended June 30,                     ended June 30,
                                           -------------------------           -----------------------
                                              1999           1998                1999          1998
                                           ------------    ---------           ---------    -----------
Oil revenues (in thousands)..............   $  39,539      $  40,110           $  68,609     $  85,165
Average daily oil production - BBLS......      29,998         37,690              31,694        38,113
Average oil price per BBL................   $   14.77      $   11.98           $   12.24     $   12.68
Gas revenue (in thousands)...............   $  83,693      $ 118,065           $ 162,967     $ 235,541
Average daily gas production - MCF.......     439,372        572,436             479,715       585,685
Average gas price per MCF................   $    2.14      $    2.31           $    1.94     $    2.27

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

       Oil and gas exploration expense decreased $17.2 million and $23.5 million, respectively, for the three months and six months ended June 30, 1999, as compared to the same periods in 1998. These decreases are primarily attributable to decreases of $4.4 million and $3.1 million, respectively, in abandoned assets expense, plus decreases of $12.3 million and $14.0 million, respectively, in dry hole expense, compared with the same periods in 1998. Also, seismic expense decreased $6.9 million, for the six months ended June 30, 1999, compared to the same period in 1998.

       Oil and gas operations expense decreased $6.3 million and $14.6 million, respectively, for the three months and six months ended June 30, 1999 compared to the same periods in 1998. These decreases are due primarily to decreased lease operations expenses of $5.5 million and $12.3 million, respectively, for the three months and six months ended June 30, 1999, compared to the same periods in 1998.

       Depreciation, depletion and amortization ("DD&A") expense decreased 20 percent and 13 percent, respectively, for the three months and six months ended June 30, 1999 compared to the same periods in 1998. The unit rate of DD&A per barrel of oil equivalent ("BOE"), converting gas to oil on the basis of 6 MCF per barrel, was $6.27 for the first six months of 1999, as compared to $5.91 for the same period of 1998. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense increased $1.3 million for the six months ended June 30, 1999, as compared to the same period in 1998. This increase resulted from a higher average outstanding debt of $748.0 million, compared to $696.0 million, offset by a lower average interest rate on the debt, for the six month period ended June 30, 1999, compared to the same period in 1998.

       Interest capitalized decreased $.4 million for the six months ended June 30, 1999, as compared to the same period in 1998. This decrease resulted from fewer construction projects for various properties located in the Gulf of Mexico.

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

       The Company is currently funding its share of the construction costs related to the methanol plant in Equatorial Guinea with cash flow from current operations and is evaluating alternative methods for funding the balance of its obligations related to the construction project. (See "-Liquidity and Capital Resources").

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

       The Company estimates that as of June 30, 1999, it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and expected to be completed by September 30, 1999.

                                                                                              Percent
Year 2000 Initiative                                                Time Frame                Complete
------------------------------------------------------------------------------------------------------
Identification and assessment of IT systems                         March 31, 1999                100%
    (Company and subsidiaries)
Identification and assessment of critical non-IT systems            September 30, 1999             75%
    (Company and subsidiaries)
Remediation and testing of IT and non-IT systems of                 December 31, 1998             100%
    subsidiaries other than Samedan and subsidiaries
Remediation and testing of IT and non-IT systems of                 September 30, 1999             95%
    Samedan and subsidiaries
Remediation and testing of Company's central IT                     June 30, 1999                 100%
    and non-IT systems
Replacement and testing of third party software                     September 30, 1999             90%
Identification and assessment of field equipment used in
    oil and gas producing operations                                September 30, 1999             50%
Remediation and testing of field equipment                          September 30, 1999             50%

       The Company mailed letters in May 1999 to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company estimates that as of June 30, 1999, it had received 40% of the Year 2000 attestation certificates from vendors, service providers and strategic customers. A second solicitation for Year 2000 verification is scheduled for August 1999.

       The Company is funding its Year 2000 efforts primarily with internal resources and does not anticipate making any expenditures in connection therewith except for the purchase of third party software that it otherwise would not have purchased or would have purchased at a later date. Although the Company does not separately track its internal costs related to Year 2000 efforts, which include compensation of employees working on Year 2000 projects, it believes that such costs will not exceed $75,000, of which approximately $70,000 had been incurred as of June 30, 1999. The Company estimates that these internal and external costs will represent less than five percent of total IT-related costs for 1998 and 1999 and that none of the Company's IT initiatives that are not related to the Year 2000 issue will be materially delayed or impacted by Year 2000 efforts.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During the first half of 1999, the Company had no oil or gas hedging transactions for its production. NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 1999 the Company had no material market risk exposure from NGM's hedging activity.

       The Company has a $300 million credit agreement (see 1998 Annual Report - Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 1999, there was $275 million outstanding under the credit facility with a maturity date of December 24, 2002. The interest rate charged, which is based upon a Eurodollar rate plus 35 basis points, was 6.2 percent at June 30, 1999. On June 17, 1999, the Company entered into a $100 million 364 day credit agreement. There is no balance outstanding on this agreement which is based upon the Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOBLE AFFILIATES, INC.
                                               (Registrant)




Date    August 13, 1999                   /s/ JAMES L. McELVANY
        -------------------------------   ------------------------------------
                                          JAMES L. McELVANY
                                          Vice President-Finance and Treasurer
                                          (Principal Financial Officer
                                          and Authorized Signatory)

                                INDEX TO EXHIBITS

                                                          Sequentially
Exhibit                                                       Numbered
Number                    Exhibit                                 Page
--------       -------------------------------     --------------------
   27.1        Financial Data Schedule