Form 10-Q
period 1999-09-30
NOBLE AFFILIATES INC
filed 1999-11-15
CIK 72207

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Number of shares of common stock outstanding as of October 21, 1999: 57,045,513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                           September 30,                December 31,
                                                                               1999                         1998
                                                                         ------------------           ----------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $    65,544                 $    19,100
   Accounts receivable-trade.........................................           97,521                     106,513
   Materials and supplies inventories................................            5,808                       3,006
   Other current assets..............................................           24,709                      59,670
                                                                           -------------                 -----------

   Total Current Assets..............................................          193,582                     188,289
                                                                           -------------                 -----------

Property, Plant and Equipment........................................        2,897,122                   2,915,917
   Less:  accumulated depreciation,
             depletion and amortization..............................       (1,597,561)                 (1,486,250)
                                                                           -------------                 -----------
                                                                             1,299,561                   1,429,667
                                                                           -------------                 -----------

Investment in Unconsolidated Subsidiary..............................           75,685                      25,061

Other Assets.........................................................           44,283                      43,063
                                                                           -------------                 -----------

   Total Assets......................................................      $ 1,613,111                 $ 1,686,080
                                                                           -------------                 -----------
                                                                           -------------                 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $    86,985                 $   108,538
   Other current liabilities.........................................           31,204                      28,815
   Income taxes-current..............................................           17,153                       1,813
                                                                           -------------                 -----------

   Total Current Liabilities.........................................          135,342                     139,166
                                                                           -------------                 -----------

Deferred Income Taxes................................................           90,757                     106,823
                                                                           -------------                 -----------

Other Deferred Credits and Noncurrent Liabilities....................           52,738                      52,868
                                                                           -------------                 -----------

Long-term Debt.......................................................          670,275                     745,143
                                                                           -------------                 -----------
Shareholders' Equity:
   Common stock......................................................          195,200                     195,018
   Capital in excess of par value....................................          360,650                     360,008
   Retained earnings.................................................          123,566                     102,472
                                                                           -------------                 -----------
                                                                               679,416                     657,498
Less common stock in treasury
   (at cost, 1,524,900 shares).......................................          (15,418)                    (15,418)
                                                                           -------------                ------------

   Total Shareholders' Equity........................................          663,999                     642,080
                                                                           -------------                 -----------

   Total Liabilities and Shareholders' Equity........................      $ 1,613,111                 $ 1,686,080
                                                                           -------------                 -----------
                                                                           -------------                 -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                 1999                       1998
                                                                              ------------                ----------
REVENUES:
    Oil and gas sales and royalties......................................     $  390,049                $  470,543
    Gathering, marketing and processing..................................        244,031                   219,188
    Other income.........................................................         17,895                    18,119
                                                                              ------------              ------------

                                                                                 651,975                   707,850
                                                                              ------------              ------------

COSTS AND EXPENSES:
    Oil and gas operations...............................................         90,273                   114,241
    Oil and gas exploration..............................................         31,402                    82,317
    Gathering, marketing and processing..................................        232,947                   210,565
    Depreciation, depletion and amortization.............................        185,380                   228,802
    Selling, general and administrative..................................         33,743                    38,476
    Interest.............................................................         37,867                    37,451
    Interest capitalized.................................................         (4,445)                   (5,118)
                                                                              ------------              ------------

                                                                                 607,167                   706,734
                                                                              ------------              ------------

INCOME BEFORE TAXES......................................................         44,808                     1,116

INCOME TAX PROVISION.....................................................         16,876(1)                    413(1)
                                                                              ------------              ------------

NET INCOME...............................................................     $   27,932                $      703
                                                                              ------------              ------------
                                                                              ------------              ------------

BASIC EARNINGS PER SHARE.................................................     $      .49(2)             $      .01(2)
                                                                              ------------              ------------
                                                                              ------------              ------------

DILUTED EARNINGS PER SHARE...............................................     $      .49(2)             $      .01(2)
                                                                              ------------              ------------
                                                                              ------------              ------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                Three Months Ended September 30,
                                                                            -----------------------------------------
                                                                                 1999                       1998
                                                                             -------------                ----------

REVENUES:
    Oil and gas sales and royalties......................................    $   151,847                $  142,322
    Gathering, marketing and processing..................................         90,125                    69,402
    Other income.........................................................         13,501                       587
                                                                              ------------              ------------

                                                                                 255,473                   212,311
                                                                              ------------              ------------

COSTS AND EXPENSES:
    Oil and gas operations...............................................         29,162                    38,504
    Oil and gas exploration..............................................         14,200                    41,575
    Gathering, marketing and processing..................................         87,975                    66,072
    Depreciation, depletion and amortization.............................         58,698                    83,590
    Selling, general and administrative..................................         10,728                    12,626
    Interest.............................................................         12,144                    12,999
    Interest capitalized.................................................         (1,752)                   (2,006)
                                                                              ------------              ------------

                                                                                 211,155                   253,360
                                                                              ------------              ------------

INCOME (LOSS) BEFORE TAXES...............................................         44,318                   (41,049)

INCOME TAX PROVISION (BENEFIT)...........................................         16,664(1)                (15,899)(1)
                                                                              ------------              ------------

NET INCOME (LOSS).......................................................      $   27,654                $  (25,150)
                                                                              ------------              ------------
                                                                              ------------              ------------

BASIC EARNINGS (LOSS) PER SHARE.........................................      $      .49(2)             $     (.44)(2)
                                                                              ------------              ------------
                                                                              ------------              ------------

DILUTED EARNINGS (LOSS) PER SHARE.......................................      $      .48(2)             $     (.44)(2)
                                                                              ------------              ------------
                                                                              ------------              ------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                 1999                       1998
                                                                              ------------             -------------
Cash Flows from Operating Activities:
   Net income............................................................      $  27,932                $      703
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................        185,380                   228,802
     Amortization of undeveloped lease costs, net........................          7,059                     2,415
     Increase (decrease) in other deferred credits.......................        (16,195)                   (6,381)
     (Increase) decrease in other assets and other noncash items, net....        (10,546)                   27,606
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................          8,992                    12,627
     (Increase) decrease in other current assets and inventories.........         32,221                     1,629
     Increase (decrease) in accounts payable.............................        (21,553)                   26,635
     Increase (decrease) in other current liabilities....................         17,729                     3,969
                                                                              -------------             ------------

Net Cash Provided by Operating Activities................................        231,019                   298,005
                                                                              -------------             ------------

Cash Flows From Investing Activities:
   Capital expenditures..................................................        (72,720)                 (416,297)
   Investment in unconsolidated subsidiary...............................        (50,624)
   Proceeds from sale of property, plant and equipment...................         19,782                     3,076
                                                                              -------------             ------------

Net Cash Used in Investing Activities ...................................       (103,562)                 (413,221)
                                                                              -------------             ------------

Cash Flows From Financing Activities:
    Exercise of stock options............................................            825                     2,045
    Cash dividends.......................................................         (6,838)                   (6,833)
    Repayment of bank debt...............................................        (75,000)
    Proceeds from bank borrowings........................................                                   85,000
                                                                              -------------             ------------

Net Cash Provided by (Used in) Financing Activities .....................        (81,013)                   80,212
                                                                              -------------             ------------

Increase (Decrease) in Cash and Short-term Cash Investments..............         46,444                   (35,004)

Cash and Short-term Cash Investments at Beginning of Period..............         19,100                    55,075
                                                                              -------------             ------------

Cash and Short-term Cash Investments at End of Period....................     $   65,544                $   20,071
                                                                              -------------             ------------
                                                                              -------------             ------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................     $   30,062                $   27,423
   Income taxes .........................................................     $   12,000                $    4,276

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, respectively, and the cash flows for the nine month periods ended September 30, 1999 and 1998. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(1)  INCOME TAX PROVISION (BENEFIT)

       For the nine months ended September 30:

                                                                                             (In thousands)
                                                                                -----------------------------------
                                                                                   1999                      1998
                                                                                ----------              -----------
       Current...........................................................       $  7,488                $ (1,454)
       Deferred..........................................................          9,388                   1,867
                                                                                ----------              -----------
                                                                                $ 16,876                $    413
                                                                                ----------              -----------
                                                                                ----------              -----------
       For the three months ended September 30:
                                                                                             (In thousands)
                                                                                -----------------------------------
                                                                                  1999                      1998
                                                                                ----------              -----------
       Current...........................................................       $ 16,842                $ (6,751)
       Deferred..........................................................           (178)                 (9,148)
                                                                                ----------              -----------
                                                                                $ 16,664                $(15,899)
                                                                                ----------              -----------
                                                                                ----------              -----------

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

       Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

       The following tables summarize the calculation of basic earnings per share ("EPS") and the diluted EPS components required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

For the quarter ending September 30:
                                                                      1999                         1998
                                                          ---------------------------  ----------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                              $27,654         57,003      $(25,150)         56,970
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                              $.49                          $(.44)

Net income/shares                                              $27,654         57,003      $(25,150)         56,970
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  500
Adjusted net income/shares                                     $27,654         57,503      $(25,150)         56,970
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                            $.48                          $(.44)
-------------------------------------------------------------------------------------------------------------------


For the nine months ending September 30:
                                                                      1999                         1998
                                                          ---------------------------  ----------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                              $27,932         56,991          $703          56,947
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                              $.49                           $.01

Net income/shares                                              $27,932         56,991          $703          56,947
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  391                           427
Adjusted net income/shares                                     $27,932         57,382          $703          57,374
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                            $.49                           $.01
-------------------------------------------------------------------------------------------------------------------

(3)  TRADING AND HEDGING ACTIVITIES

       The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated sales of its crude oil and natural gas production to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, swaps, options and other contractual arrangements.

       Hedging gains and losses, as applicable, related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The Company had no natural gas or crude oil hedging contracts related to its production for the three and nine months ended September 30, 1999 and 1998.

       The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 barrels per day and 2,000 barrels per day and have trigger prices of $21.73 and $22.45, respectively, and both have floor prices of $17.00. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 floor price. If a daily settlement price is $17.00 or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

       The third contract relates to 2,500 barrels per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 floor price. If the average NYMEX settlement price for the month is $17.00 or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

       The Company has accounted for the swap component of these contracts as a hedge, at swap prices ranging from $19.40 to $20.20, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,043,000 recorded in other income, for the three months ended September 30, 1999.

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

       During the third quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 624,000 MMBTU's of gas per day. Hedges for October 1999 through March 2001, which range from 9,000 MMBTU's to 698,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 1999. During the third quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 725,000 MMBTU's of gas per day. For the nine months ended September 30, 1999, NGM had hedging transactions that represented approximately 609,000 MMBTU's of gas per day, compared to 720,000 MMBTU's of gas per day for the same period in 1998.

       NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related hedged volumes are sold.

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

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). In June 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In addition, SFAS No. 137 modified the dates derivative and hybrid contracts will be required to be accounted for under SFAS No. 133 to December 31, 1998 (and at the company's election before January 1, 1999). The Company plans to adopt this statement as of January 1, 2001 and estimates there will be no material financial impact as a result of adoption of SFAS No. 133.

(4)  METHANOL PLANT

       Samedan, through an unconsolidated subsidiary, Atlantic Methanol Production Company (the "Project Company "), is participating, with a 45 percent ownership interest and a 50 percent expense interest, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The government of Equatorial Guinea has a 10 percent carried interest in the Project Company. The plant will use the gas from Samedan's 34.8 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 120 MMCF of gas per day. The gas sold by Samedan to the Project Company will be priced at $.25 per MMBTU.

       On January 29, 1998, the Project Company awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million, which is a $9 million increase over the original contract due to job change orders, and the plant is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The total cost of the project is estimated to be approximately $400 million. The construction contract provides for liquidated damages in the event the plant is not completed by March 2001. Current marketing plans are to enter into long-term contracts with large methanol users in the United States, Europe and South America.

       The Company has funded its share of the construction costs related to the methanol plant through capital contributions to the Project Company, using cash flow from current operations. As of September 30, 1999, the Company had made capital contributions to the Project Company totaling approximately $75.5 million. In November 1999, the Company participated in the formation of Atlantic Methanol Capital Company ("AMCCO") to hold its ownership interest in the Project Company. On November 10, 1999, the Company sold and contributed its indirect ownership interest in the Project Company to AMCCO in exchange for approximately $61.5 million and a

50% ownership interest in AMCCO. On that date, AMCCO completed the sale, in separate private offerings, of two series of senior secured notes due 2004, each series in the aggregate principal amount of $125 million. AMCCO used the proceeds of one of these offerings to pay the purchase price for the Company's interest in the Project Company and to make capital contributions in the aggregate amount of approximately $63.5 million, net of transaction expenses, to the subsidiary it acquired from the Company, for use in connection with the construction of the plant.

       One series of AMCCO's senior secured notes due 2004 is secured by a pledge or assignment by AMCCO to the trustee under the indenture for the notes of, among other things, (a) 60% of the indirect ownership interest in the Project Company transferred by the Company to AMCCO and (b) a contractual right to require a public offering of a series of mandatorily convertible preferred stock of the Company, under certain circumstances, to generate proceeds sufficient to repay such notes. The shares of the Company's preferred stock subject to this arrangement are being held in trust until used for that purpose or until the notes are otherwise repaid. The Company has also guaranteed AMCCO's payment of interest on this series of notes.

       The Company owns 50% of AMCCO and, accordingly, AMCCO and its subsidiaries, including the Project Company, are treated as unconsolidated subsidiaries of the Company and are recorded on the balance sheet as "Investment in Unconsolidated Subsidiary". The Company is evaluating alternative methods for funding the balance of its obligation related to the construction project.

(5) FINANCIAL INSTRUMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities decreased to $231.0 million in the nine months ended September 30, 1999 from $298.0 million in the same period of 1998. Cash and short-term investments increased from $19.1 million at December 31, 1998 to $65.5 million at September 30, 1999. Such increases in cash are primarily the result of an increase in oil and gas commodity prices during the third quarter 1999.

       Long-term debt decreased $74.9 million from $745.1 million at December 31, 1998 to $670.3 million at September 30, 1999. At year end 1998, the Company had $300 million outstanding on its $300 million credit facility. During the third quarter of 1999, $50 million was repaid under this credit facility.

       On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. The agreement was made to help fund the Company's methanol plant construction project in Equatorial Guinea. There is no balance outstanding under this agreement, which provides for interest on borrowings at a rate based upon a Eurodollar rate plus
37.5 to 87.5 basis points depending upon the percentage of utilization.

       The Company has expended approximately $123.3 million of its $234.3 million 1999 capital budget through September 30, 1999. The Company expects to fund its remaining 1999 capital budget from cash flows from operations. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Samedan, through an unconsolidated subsidiary, Atlantic Methanol Production Company (the "Project Company"), is participating, with a 45 percent ownership interest and a 50 percent expense interest, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The government of Equatorial Guinea has a 10 percent carried interest in the Project Company. The plant will use the gas from Samedan's 34.8 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 120 MMCF of gas per day. The gas sold by Samedan to the Project Company will be priced at $.25 per MMBTU.

       On January 29, 1998, the Project Company awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million, which is a $9 million increase over the original contract due to job change orders, and the plant is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract provides for liquidated damages in the event the plant is not completed by March, 2001. Current marketing plans are to enter into long-term contracts with large methanol users in the United States, Europe and South America.

       On March 23, 1999, AMPCO Marketing LLC, an unconsolidated subsidiary in which Samedan has a 50 percent ownership interest, entered into a contract with Mitsui OSK Lines, Ltd., to construct and charter two 52,400 cubic meter cargo tank capacity methanol transport vessels for the term of approximately 15 years. These vessels will be used to transport methanol from the plant to markets.

       The Company has funded its share of the construction costs related to the methanol plant through capital contributions to the Project Company, using cash flow from current operations. On November 10, 1999, the Company sold and transferred its ownership interest in the Project Company to Atlantic Methanol Capital Company ("AMCCO"), an unconsolidated subsidiary in which the Company owns a 50% interest. AMCCO completed two securities offerings in November 1999 and contributed approximately $63.5 million of the proceeds, net of transaction expenses, to the subsidiary it acquired from the Company, for use in connection with the construction of the methanol plant. See Note 4 to the Financial Statements. The Company is evaluating alternative methods for funding the balance of its obligation related to the construction project, which may include, for example, capital contributions by the Company to AMCCO, using cash from operations or other sources, or financing transactions engaged in by AMCCO or its subsidiaries, including the Project Company.

       The Company's current ratio (current assets divided by current liabilities) was 1.43 at September 30, 1999 compared with 1.35 at December 31, 1998.

       The Company follows an entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.6 million at September 30, 1999 and $19.1 million at December 31, 1998. Estimated gas imbalance liabilities were $13.6 million at September 30, 1999 and $14.8 million at December 31, 1998. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the third quarter of 1999, the Company recorded net income of $27.7 million, or $.49 per share, compared to a net loss of $25.2 million, or $.44 per share, in the third quarter of 1998. During the first nine months of 1999, the Company recorded net income of $27.9 million, or $.49 per share, compared to net income of $.7 million, or $.01 per share, in the first nine months of 1998.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing ("NGM"), a wholly owned subsidiary of the Company, decreased four percent and 23 percent, respectively, for the three months and nine months ended September 30, 1999, as compared with the same periods in 1998. The decrease in sales for the third quarter and year-to-date are primarily due to a 20 percent and 19 percent decrease, respectively, in the average daily production, compared to the same periods in 1998. The decreased production is offset by a 20 percent increase in the average natural gas price for the three months ended September 30, 1999, as compared to the same period in 1998. The year-to-date gas price is down four percent compared with the same period in 1998.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 35 percent for the three months and decreased three percent for the nine months ended September 30, 1999, as compared with the same periods in 1998. For the three months and nine months ended September 30, 1999, the average oil price increased 71 percent and 19 percent, respectively, as compared to the same periods in 1998. Average daily production decreased 22 percent and 18 percent, respectively, for the three months and nine months ended September 30, 1999 as compared with the same periods in 1998.

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

       For the third quarter of 1999, revenues and expenses from combined NGM and NTI third party sales totaled $90.1 million and $88.0 million, respectively, for a gross margin of $2.1 million. In comparison, combined NGM and NTI third party sales and expenses of $69.4 million and $66.1 million, respectively, resulted in a gross margin of $3.3 million for the third quarter of 1998. For the nine months ended September 30, 1999, combined NGM and NTI revenues and expenses from third party sales totaled $244.0 million and $232.9 million, respectively, for a gross margin of $11.1 million. In comparison, combined NGM and NTI third party sales and expenses of $219.2 million and $210.6 million, respectively, resulted in a gross margin of $8.6 million for the same period in 1998.

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

       The Company had no natural gas or crude oil hedging contracts related to its production for the three and nine months ended September 30, 1999 and 1998.

       The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 barrels per day and 2,000 barrels per day and have trigger prices of $21.73 and $22.45, respectively, and both have floor prices of $17.00. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 floor price. If a daily settlement price is $17.00 or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

       The third contract relates to 2,500 barrels per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 floor price. If the average NYMEX settlement price for the month is $17.00 or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

       The Company has accounted for the swap component of these contracts as a hedge, at swap prices ranging from $19.40 to $20.20, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,043,000 recorded in other income, for the three months ended September 30, 1999.

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

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of September 30, 1999 the Company had no material market risk exposure from NGM's hedging activity. During the third quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 624,000 MMBTU's of gas per day. Hedges for October 1999 through March 2001, which range from 9,000 MMBTU's to 698,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 1999. During the third quarter of 1998, NGM had hedging transactions with broker-dealers that represented approximately 725,000 MMBTU's of gas per day. For the nine months ended September 30, 1999, NGM had hedging transactions that represented approximately 609,000 MMBTU's of gas per day, compared to 720,000 MMBTU's of gas per day for the same period in 1998.


       Certain selected oil and gas operating statistics follow:

                                             For the three months               For the nine months
                                             ended September 30,                ended September 30,
                                           -------------------------         --------------------------
                                              1999           1998                1999          1998
                                           ------------ ------------         -----------  -------------
Oil revenues (in thousands)..............  $    50,765  $    37,704          $  119,374   $   122,869
Average daily oil production - BBLS......       29,308       37,382              30,890        37,866
Average oil price per BBL................  $     19.16  $     11.21          $    14.45   $     12.19
Gas revenue (in thousands)...............  $    97,727  $   102,009          $  260,694   $   337,550
Average daily gas production - MCF.......      428,051      534,433             462,304       568,414
Average gas price per MCF................  $      2.54  $      2.11          $     2.13   $      2.22

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


       Oil and gas exploration expense decreased $27.4 million and $50.9 million, respectively, for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998. These decreases are primarily attributable to decreases of $9.9 million and $12.9 million, respectively, in abandoned assets expense, plus decreases of $19.4 million and $33.4 million, respectively, in dry hole expense, compared with the same periods in 1998. Also, seismic expense decreased $6.9 million, for the nine months ended September 30, 1999, compared to the same period in 1998.

       Oil and gas operations expense decreased $9.3 million and $24.0 million, respectively, for the three months and nine months ended September 30, 1999 compared to the same periods in 1998. These decreases are due primarily to decreased lease operations expenses of $8.6 million and $20.9 million, respectively, for the three months and nine months ended September 30, 1999, compared to the same periods in 1998.

       Depreciation, depletion and amortization ("DD&A") expense decreased 30 percent and 19 percent, respectively, for the three months and nine months ended September 30, 1999 compared to the same periods in 1998. The unit rate of DD&A per barrel of oil equivalent ("BOE"), converting gas to oil on the basis of 6 MCF per barrel, was $6.29 for the first nine months of 1999, as compared to $6.32 for the same period of 1998. The unit rate of DD&A for the three months ended September 30, 1999 was $6.34 compared to $7.18 for the same period in 1998. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

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

       The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as field operations equipment, alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in January 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of October 31, 1999, it had completed approximately 99 percent of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining one percent of the initiatives are in process and expected to be completed by December 31, 1999.

                                                                                                             Percent
Year 2000 Initiative                                                       Time Frame                        Complete
-----------------------------------------------------------------------------------------------------------------------
Identification and assessment of IT systems                                March 31, 1999                        100%
    (Company and subsidiaries)
Identification and assessment of critical non-IT systems                   October 31, 1999                      100%
    (Company and subsidiaries)
Remediation and testing of IT and non-IT systems of                        December 31, 1998                     100%
    subsidiaries other than Samedan and subsidiaries
Remediation and testing of IT and non-IT systems of                        September 30, 1999                    100%
    Samedan and subsidiaries
Remediation and testing of Company's central IT                            June 30, 1999                         100%
    and non-IT systems
Replacement and testing of third party software                            December 31, 1999                      95%
Identification and assessment of field equipment used in
    oil and gas producing operations                                       October 31, 1999                      100%
Remediation and testing of field equipment                                 October 31, 1999                      100%

       The Company mailed letters in May 1999 to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company estimates that as of October 31, 1999, it had received 70 percent of the Year 2000 attestation certificates from vendors, service providers and strategic customers with approximately 99 percent positive responses. A second solicitation for Year 2000 conformity verification was mailed during August 1999.

       The Company is funding its Year 2000 efforts primarily with internal resources and does not anticipate making any expenditures in connection therewith except for the purchase of third party software that it otherwise would not have purchased or would have purchased at a later date. Although the Company does not separately track its internal costs related to Year 2000 efforts, which include compensation of employees working on Year 2000 projects, it believes that such costs will not exceed $80,000, of which approximately $75,000 had been incurred as of September 30, 1999. The Company estimates that these internal and external costs will represent less than five percent of total IT-related costs for 1998 and 1999 and that none of the Company's IT initiatives that are not related to the Year 2000 issue will be materially delayed or impacted by Year 2000 efforts.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During the first nine months of 1999, the Company had no oil or gas hedging transactions for its production.

       The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 barrels per day and 2,000 barrels per day and have trigger prices of $21.73 and $22.45, respectively, and both have floor prices of $17.00. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 floor price. If a daily settlement price is $17.00 or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

       The third contract relates to 2,500 barrels per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 floor price. If the average NYMEX settlement price for the month is $17.00 or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

       The Company has accounted for the swap component of these contracts as a hedge, at swap prices ranging from $19.40 to $20.20, which existed at the dates it entered into these contracts. In addition, the company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,043,000 recorded in other income, for the three months ended September 30, 1999.

       For each one-dollar closing price for NYMEX crude above $21.73, if sustained for the entire year, the Company would pay approximately $1.8 million annually to the counterparty to the contract pertaining to 5,000 barrels per day, and for each one-dollar closing price for NYMEX crude above $22.45, if sustained for the entire year, the Company would pay approximately $732,000 annually to the counterparty of the other swap contract.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of September 30, 1999 the Company had no material market risk exposure from NGM's hedging activity.

       The Company has a $300 million credit agreement (see 1998 Annual Report -
Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 1999, there was $225 million outstanding under the credit facility with a maturity date of December 24, 2002. The interest rate charged is based upon a Eurodollar rate plus 25 to 35 basis points depending upon the ratio of debt to book capital (defined as Noble's debt plus its equity), which was 50.2 percent at September 30, 1999, thereby resulting in an interest rate of 6.1 percent. On June 17, 1999, the Company entered into a $100 million 364 day credit agreement. There is no balance outstanding under this agreement which provides for interest on borrowings as a rate based upon the Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NOBLE AFFILIATES, INC.
                                                   (Registrant)




Date   November 15, 1999                  /s/ JAMES L. McELVANY
      --------------------------         -------------------------------------
                                          JAMES L. McELVANY
                                          Vice President-Finance and Treasurer
                                          (Principal Financial Officer
                                          and Authorized Signatory)

                                INDEX TO EXHIBITS

                                                                                                 Sequentially
Exhibit                                                                                              Numbered
Number                                             Exhibit                                               Page
------------                            -------------------------------                   --------------------

       27.1                             Financial Data Schedule