Form 10-K405
period 1999-12-31
NOBLE AFFILIATES INC
filed 2000-03-17
CIK 72207

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (Mark One)

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        Name of Each Exchange on
     Title of Each Class                     Which Registered
     -------------------                     -----------------
 Common Stock, $3.33-1/3 par value      New York Stock Exchange, Inc.
  Preferred Stock Purchase Rights       New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X  ]  No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of Common Stock held by nonaffiliates as of February 14, 2000: $1,089,000,000.

Number of shares of Common Stock outstanding as of February 14, 2000: 56,328,163

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on April 25, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference into Part III.


================================================================================

                                                    TABLE OF CONTENTS

                                                         PART I.

Item 1.               Business......................................................................................     1

                      General........................................................................................    1

                      Oil and Gas....................................................................................    2

                             Exploration Activities..................................................................    2

                             Production Activities ..................................................................    3

                             Acquisitions of Oil and Gas Properties, Leases and Concessions..........................    4

                             Marketing...............................................................................    4

                             Regulations and Risks...................................................................    5

                             Competition.............................................................................    6

                      Unconsolidated Subsidiary......................................................................    7

                      Employees......................................................................................    7

Item 2.               Properties.....................................................................................    7

                      Offices........................................................................................    7

                      Oil and Gas....................................................................................    7

Item 3.               Legal Proceedings..............................................................................   15

Item 4.               Submission of Matters to a Vote of Security Holders............................................   16

                      Executive Officers of the Registrant...........................................................   16

                                                         PART II.

Item 5.               Market for Registrant's Common Equity and Related Stockholder Matters..........................   18

Item 6.               Selected Financial Data........................................................................   20

Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations..........   21

Item 7a.              Quantitative and Qualitative Disclosures About Market Risk.....................................   30

Item 8.               Financial Statements and Supplementary Data....................................................   33

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   58

                                                        PART III.

Item 10.              Directors and Executive Officers of the Registrant.............................................   59

Item 11.              Executive Compensation.........................................................................   59

Item 12.              Security Ownership of Certain Beneficial Owners and Management.................................   59

Item 13.              Certain Relationships and Related Transactions.................................................   59

                                                         PART IV

Item 14.              Financial Statement Schedules, Exhibits and Reports on Form 8-K................................   59

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

In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries, "Samedan" refers to Samedan Oil Corporation and its subsidiaries, "EDC" refers to Energy Development Corporation and its subsidiaries, "NGM" refers to Noble Gas Marketing, Inc. and its subsidiary, and "NTI" refers to Noble Trading, Inc. Samedan's subsidiaries include EDC. In this report, quantities of oil or natural gas liquids are expressed in barrels ("BBLS"); and quantities of natural gas are expressed in thousands of cubic feet ("MCF"), millions of cubic feet ("MMCF"), billions of cubic feet ("BCF"), trillions of cubic feet ("TCF") and million British Thermal Units ("MMBTU"). Equivalent units are expressed in thousand cubic feet of gas equivalents ("MCFe"), million cubic feet of gas equivalents ("MMCFe"), billion cubic feet of gas equivalents ("BCFe"), trillion cubic feet of gas equivalents ("TCFe"), converting oil to gas at one barrel of oil equaling six thousand cubic feet of gas, or barrel of oil equivalents ("BOE") converting gas to oil at six thousand cubic feet of gas to one barrel of oil.

The Company's wholly-owned subsidiary, NGM, markets the majority of the Company's natural gas as well as third-party gas. The Company's wholly-owned subsidiary, NTI, markets a portion of the Company's oil as well as third-party oil. For more information regarding NGM's operations and NTI's operations, see "Item 1. Business--Oil and Gas--Marketing" of this Form 10-K.

The Company has one unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. AMCCO is accounted for using the equity method within the Registrant's wholly-owned subsidiary, Samedan of North Africa, Inc. For more information, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K.

OIL AND GAS

The Company's wholly-owned subsidiary, Samedan, directly or through various arrangements with other companies, investigates potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploration activities. Exploration activities include geophysical and geological evaluation and exploratory drilling on properties for which the Company has exploration rights. Samedan has been engaged in the exploration, production and marketing of oil and gas since 1932. Samedan has exploration, exploitation and production operations domestically and internationally. The domestic areas consist of: offshore in the Gulf of Mexico and California; the Gulf Coast Region (Louisiana, New Mexico and Texas); the Mid-Continent Region (Oklahoma and Southern Kansas); and the Rocky Mountain Region (Colorado, Montana, North Dakota, Wyoming and California). The international areas of operations include Argentina, China, Denmark, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea and the United Kingdom. For more information regarding Samedan's oil and gas properties, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Exploration Activities

Domestic Offshore. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf of Mexico (offshore Texas, Louisiana, Mississippi and Alabama) and offshore California since 1968. Generally, offshore properties are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties. The Company's current offshore production is derived from 241 wells operated by Samedan and 420 wells operated by others. During the past 31 years, Samedan has drilled or participated in the drilling of 922 gross wells offshore. At December 31, 1999, the Company held offshore federal leases covering 1,034,106 gross developed acres and 826,514 gross undeveloped acres on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Domestic Onshore. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in three regions. The Gulf Coast Region covers onshore Louisiana, New Mexico and Texas. The Company has been active in this area since the 1930's. Properties in the Gulf Coast Region are characterized by gas reservoirs with strong production rates and oil fields with primary and secondary recovery operations that tend to deplete more gradually than the Company's offshore properties. The Mid-Continent Region covers Oklahoma and Southern Kansas. The Company has been active in this area since 1932. Properties in the Mid-Continent Region tend to be characterized by stable oil and gas production from primary and secondary recovery operations and the reservoirs tend to produce for longer periods compared to the Company's offshore properties. The Rocky Mountain Region covers Colorado, Montana, North Dakota, Wyoming and California. Reservoirs in the Rocky Mountain Region are primarily characterized by oil and gas production from primary, secondary and horizontally drilled wells. The Rocky Mountain Region has two unitized gas fields each with an estimated reserve life of 50 years.

Samedan's current onshore production is derived from 1,541 wells operated by Samedan and 1,407 wells operated by others. At December 31,1999, the Company held 627,086 gross developed acres and 306,643 gross undeveloped acres onshore on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this 10-K.

Argentina. Samedan, through its subsidiary EDC Argentina, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in Argentina since 1996. The Company's producing properties are located in southern Argentina in the El Tordillo field, which is characterized by secondary recovery oil production from a 10,000 acre reservoir. At December 31, 1999, the Company held 28,988 gross developed acres and 1,235,105 gross undeveloped acres in southern and northwestern Argentina on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

China. Samedan, through its subsidiary EDC China, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in China since 1996. The Company has two concessions in South Bo Hai Bay, offshore China. These concessions, Cheng Dao Xi and Cheng Zi Kou, are contiguous and adjoin non-owned production in the southern portion of Bo Hai Bay. At December 31, 1999, the Company held 229,066 gross undeveloped acres in China, on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Ecuador. Samedan, through its subsidiary EDC Ecuador Ltd., has been actively engaged in exploration, exploitation and development of oil and gas properties in Ecuador since 1996. The Company's objective in Ecuador is to develop a gas market for the Amistad gas field (offshore Ecuador) which was discovered in the late 1970's. The concession covers 864,126 gross undeveloped acres and encompasses the Amistad field. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Equatorial Guinea. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties offshore Equatorial Guinea (West Africa) since 1990. The primary offshore Equatorial Guinea production is from the Alba field. The field produces gas and condensate. The gas production will be utilized as feedstock by a methanol plant currently under construction. The plant will be owned by AMPCO, in which the Company indirectly owns a 45 percent interest. For more information on the methanol plant, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K. Based on reserve estimates, the Alba field can deliver gas sufficient for the plant to operate for 30 years. At December 31, 1999, the Company held 26,650 gross developed acres and 285,307 gross undeveloped acres offshore Equatorial Guinea, on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

United Kingdom and the North Sea. Samedan, through its subsidiary EDC (Europe) Limited (formerly Brabant Petroleum Limited), has been actively engaged in exploration, exploitation and development of oil and gas properties in the United Kingdom and the North Sea since 1996. The Company's current oil and gas production in the United Kingdom and the North Sea is derived from 158 wells operated by others. Reservoirs in the North Sea tend to have the same attributes as Gulf of Mexico reservoirs. At December 31, 1999, the Company held 128,661 gross developed acres and 404,669 gross undeveloped acres on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Denmark. Samedan, through its subsidiary EDC Denmark, Inc., owns a 40 percent interest in the offshore Denmark license 13/98 comprising Block 5505/09 and the southwest portion of Block 5505/05. The license encompasses 80,902 gross undeveloped acres with water depths ranging from 115 feet to 180 feet. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Mediterranean Sea. In 1998, the Company, through its subsidiary, Samedan, Mediterranean Sea, entered into a participation agreement with a 40 percent interest covering 11 licenses, permits or leases encompassing 1,062,675 gross undeveloped acres. The acreage is located about 20 miles offshore Israel in water depths ranging from 700 feet to 5,000 feet. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Production Activities

Operated Property Statistics. The percentage of oil and gas wells operated and the percentage of sales volume from operated properties are shown in the following table as of December 31:

                                    1999                     1998                    1997
                               --------------           ---------------        ---------------
(in percentages)               Oil        Gas           Oil         Gas        Oil         Gas
----------------               ----       ---           ---         ---        ---         ---
Operated well count basis      22.8       61.2          20.7        58.9       15.1        60.8
Operated sales volume basis    48.1       59.8          45.3        59.2       48.8        63.5

Net Production. The following table sets forth Samedan's net oil and natural gas production including royalty, for the three years ended December 31:

                                        1999                   1998                   1997
                                        ----                   ----                   ----
Oil Production
    (million BBLS)                       11.0                   13.6                   14.0
Gas Production
    (BCF)                               166.1                  206.8                  206.4

Oil and Gas Equivalents. The following table sets forth Samedan's net production stated in oil and gas equivalent volumes, for the three years ended December 31:


                                        1999                   1998                   1997
                                        ----                   ----                   ----
Total Oil Equivalents
    (million BOE)                        38.6                   48.1                   48.4
Total Gas Equivalents
    (BCFe)                              231.8                  288.3                  290.3

Acquisitions of Oil and Gas Properties, Leases and Concessions

During 1999, Samedan spent approximately $.1 million on the purchase of producing oil and gas properties. Samedan spent approximately $48.4 million in 1998 and $3.9 million in 1997 on producing properties. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

During 1999, Samedan spent approximately $7.9 million on acquisitions of unproved properties. These properties were acquired primarily through various offshore lease sales, domestic onshore lease acquisitions and international concession negotiations. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

Marketing

NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and accumulating gas to be sold to gas marketers and pipelines. During 1999, approximately 72 percent of NGM's total sales were to end users. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells or from other producers' properties in which the Company may not own an interest. NGM, through its wholly-owned subsidiary, Noble Gas Pipeline, Inc., engages in the installation, purchase and operation of gas gathering systems.

Samedan and EDC have short-term gas sales contracts with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM. Samedan and EDC sold 59 percent of their production to NGM in 1999. Sales, including hedging transactions, are recorded as gathering, marketing and processing revenues. NGM records as cost of sales in gathering, marketing and processing costs, the amount paid to Samedan, EDC and third parties. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements. The Company has a small number of long-term gas contracts representing less than five percent of its total gas sales.

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

Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average oil price increased $4.63 from $11.66 per BBL in 1998 to $16.29 per BBL in 1999. Due to the volatility of oil prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 7a. Quantitative and Qualitative Disclosure About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Substantial competition in the natural gas marketplace continued in 1999. Gas prices, which were once determined largely by governmental regulations, are now being influenced to a greater extent by the marketplace. The Company's average gas price increased from $2.18 per MCF in 1998 to $2.23 per MCF in 1999. Due to the volatility of gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 7a. Quantitative and Qualitative Disclosure About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The largest single non-affiliated purchaser of the Company's oil in 1999 was Plains Marketing, L.P., which accounted for approximately 23 percent of the Company's oil sales, representing approximately eight percent of total revenues. The five largest purchasers accounted for approximately 41 percent of total oil sales. The largest single non-affiliated purchaser of the Company's gas in 1999 accounted for approximately six percent of its gas sales. The five largest purchasers accounted for approximately 19 percent of total gas sales. The Company does not believe that its loss of a major oil or gas purchaser would have a material effect on the Company.

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

Environmental Matters. As a developer, owner and operator of oil and gas properties, the Company is subject to various federal, state, local and foreign country laws and regulations relating to the discharge of materials into, and the protection of, the environment. The unauthorized release or discharge of oil or certain other regulated substances from Samedan's domestic onshore or offshore facilities could subject Samedan to liability under federal laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act and the Federal Water Pollution Control Act, as amended. These laws, among others, impose liability for such a release or discharge for pollution cleanup costs, damage to natural resources and the environment, various forms of direct and indirect economic losses, civil or criminal penalties, and orders or injunctions, including those that can require the suspension or cessation of operations causing or impacting or potentially impacting such release or discharge. The liability under these laws for a substantial such release or discharge, subject to certain specified limitations on liability, may be extraordinarily large. If any pollution was caused by willful misconduct, willful negligence or gross negligence within the privity and knowledge of Samedan, or was caused primarily by a violation of federal regulations, the Federal Water Pollution Control Act provides that such limitations on liability do not apply. Certain of Samedan's facilities are subject to regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the prevention of, and preparation for, the possible discharge of oil into navigable waters.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," imposes liability on certain classes of persons that generated a hazardous substance that has been released into the environment or that own or operate facilities or vessels onto or into which hazardous substances are disposed. The Resource Conservation and Recovery Act, as amended, ("RCRA") and regulations promulgated thereunder, regulate hazardous waste, including its generation, treatment, storage and disposal. CERCLA currently exempts crude oil, and RCRA currently exempts certain oil and gas exploration and production drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substance and hazardous waste, respectively. Samedan's operations, however, may involve the use or handling of other materials that may be classified as hazardous substances and hazardous wastes, and therefore, these statutes and regulations promulgated under them would apply to Samedan's generation, handling and disposal of these materials. In addition, there can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

Certain of Samedan's facilities may also be subject to other federal environmental laws and regulations, including the Clean Air Act with respect to emissions of air pollutants.

Certain state or local laws or regulations and common law may impose liabilities in addition to, or restrictions more stringent than, those described herein.

The environmental laws, rules and regulations of foreign countries are generally less stringent than those of the United States, and therefore, the requirements of such jurisdictions do not generally impose an additional compliance burden on Samedan or on its subsidiaries.

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

Insurance. The Company believes that it has such insurance coverages as are customary in the industry and that it is adequately protected by public liability and physical damage insurance.

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

UNCONSOLIDATED SUBSIDIARY

The Company has one unconsolidated subsidiary, AMCCO, a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. The Company accounts for its interest in AMCCO using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. For more information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Samedan is participating with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) to construct a methanol plant in Equatorial Guinea. The total projected cost of the plant and supporting facilities is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. The plant is designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 120 MMCF of gas per day from the Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The construction contract stipulates that first production should be achieved by the first quarter of 2001. Current marketing plans are to use two tankers, which are under long-term contracts, to transport the methanol to markets in Europe and the United States. During 1999, AMCCO issued $125 million senior secured notes due 2004 that are not included in the Company's balance sheet. For more information, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

EMPLOYEES

During the year, the total number of employees of the Company decreased from 630 at December 31, 1998, to 556 at December 31, 1999.

ITEM 2. PROPERTIES.

OFFICES

The principal executive office of the Registrant is located in Ardmore, Oklahoma. The principal office of Samedan is in Ardmore, Oklahoma. Samedan maintains offices for international, domestic onshore, and domestic offshore operations in Houston, Texas. Samedan also maintains offices in the United Kingdom, China and Ecuador. NGM's office is located in Houston, Texas, and NTI's office is located in Ardmore, Oklahoma.

OIL AND GAS

Samedan, directly or through various arrangements with others, searches for potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities. These activities include geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired exploration rights. During 1999, Samedan drilled or participated in the drilling of 113 gross (49.0 net) wells, comprised of 41 gross (7.4 net) international wells and 72 gross (41.6 net) domestic wells. For more information regarding Samedan's oil and gas properties, see "Item 1. Business--Oil and Gas" of this Form 10-K.

Domestic Offshore. In the Gulf of Mexico during 1999, Samedan drilled or participated in the drilling of 28 gross wells, of which 11 were exploratory wells (5.7 net) and 17 were development wells (8.7 net) in federal and state waters offshore Texas, Louisiana, Mississippi and Alabama. Of the 28 gross wells, 22 wells (11.8 net) were completed as productive and 6 wells (2.6 net) were abandoned as dry holes. Samedan was high bidder on 19 tracts in the two federal lease sales during the year and was awarded 18 new leases, of which eight are located in water depths greater than 1,000 feet. The Company intends to remain active in these areas of the Gulf of Mexico.

In 1999, the Company drilled four 100 percent owned wells on its High Island A-517 Block, offshore Texas. At year end, the property was producing approximately 51.1 MMCF of gas per day, compared to .6 MMCF at the beginning of the year.

Drilling and completion operations were finalized on Samedan's 25 percent owned Vermilion 379 property, located offshore Louisiana in 347 feet of water. The field commenced production in July and was producing approximately 2,100 BBLS of oil and 20.7 MMCF of gas per day at year end.

Samedan drilled a second successful well on Viosca Knoll 251 which will allow the Company to move forward with development plans for the area. The Company expects a four-pile, six-slot drilling and production platform to be installed in the third quarter of 2000. Upon installation of a 32-mile pipeline, sales should commence in the fourth quarter of 2000. Samedan owns a 40 percent working interest in the 69,120 gross acre unit.

Samedan mobilized a drilling rig on its Main Pass 305/306 "D" platform in the fourth quarter. Two successful infill oil wells were drilled with four more scheduled to be drilled early in 2000, which should increase production by approximately 1,500 BBLS per day if all six wells are successful. The Company owns 100 percent of the working interest in the field.

In late 1999, the Company made three apparent discoveries; West Cameron 613, West Delta 59 and Vermilion 408.

West Cameron 613, in which Samedan owns 25 percent, logged 140 feet of gas pay during November. One additional well may be drilled prior to installation of production facilities.

At West Delta 59, Samedan encountered approximately 40 feet of oil and 276 feet of gas pay in 11 zones, as determined from electric logs. The well was finalized in December and development plans are being formulated. The field, in which the Company owns 25 percent, is expected to commence production in the third quarter of 2000.

Samedan logged 167 feet of oil and gas pay in Vermilion 408 during December. The well is located in 388 feet of water and development options will be evaluated early in 2000. The Company owns a 20 percent interest in the property.

Domestic Onshore. Samedan participated in drilling 44 gross (27.2 net) domestic onshore wells during 1999. That compares to 97 gross (56.2 net) wells drilled during the previous year.

During 1999, Samedan took advantage of the decreased drilling activity to review its producing property inventory. As a result of the review, the Company sold numerous wells and fields that did not fit its long-term strategy. Samedan received approximately $57.5 million for the 5.1 million BBLS of oil and 34.2 BCF of gas reserves sold.

Subsequent to the reduction in onshore producing properties, Samedan consolidated all domestic onshore operations to Houston. The Oklahoma City and Denver offices were closed in the fourth quarter of 1999. The Company believes that the office consolidation will result in improved efficiency and cost reduction.

With current product prices, the Company expects to increase onshore drilling activity and exploration expenditures. The Company intends to continue its activities on prospects in the Gulf Coast, Rocky Mountain and the Mid-Continent with larger ownership participation.

One such prospect is the Cat Creek #1-19 well located in Beckham County, Oklahoma. The well, in which the Company has a 52 percent participation, is targeted to test the Hunton formation at approximately 25,000 feet. The Company projects potential reserves of 25 BCF of gas and expects the well to cost $7.5 million and take 300 days to drill.

Argentina. The Company participated with a 13 percent working interest in 37 exploitation wells drilled in the El Tordillo field during 1999. At 1999 year end, the field was producing approximately 2,400 BBLS of oil per day, net to the Company's interest. The 2000 budget proposed by the field operator consists of approximately 60 additional exploitation wells.

In October 1999, the Company was awarded exploratory block CCyB-17/A containing approximately 1,150,000 gross undeveloped acres in the Cuyo Basin near Mendosa, Argentina. The Company has a 100 percent working interest and will commence seismic activities in 2000.

China. The Company is moving forward with the development of the Cheng Dao Xi oil field, located offshore China in the Bo Hai Bay. The field has been partially delineated by wells drilled by the Company in 1998 and prior to that by the Chinese National Oil Company. Development plans include installation of two 18-slot drilling and production platforms and a five-mile pipeline. Development cost of the field is approximately $122 million, which will be shared 57 percent by the Company and 43 percent by the Chinese National Oil Company. First oil production from the field is projected for the fourth quarter of 2001.

The Company drilled an exploratory well on its Cheng Zi Kou permit during the year. The well logged 45 feet of oil pay, but tests were inconclusive. The Company will analyze the well test information, logs and other data in order to formulate a second test program.

Ecuador. The Company owns a 100 percent working interest in the Block 3 concession, located offshore Ecuador in the Gulf of Guayaquil. The concession includes 864,126 gross undeveloped acres and encompasses the Amistad gas field. The Company constructed a drilling and production platform for the Amistad gas field, which is scheduled to be installed in March 2000. A platform drilling rig has been contracted to drill four wells which should take approximately five months.

In 1999, the Company recorded 87.5 BCF of gas reserves associated with the field. The Company expects the drilling results will add additional gas reserves in 2000.

Gas from the field is targeted to supply an electrical power generation facility to be constructed near the city of Machala. While various partners for electrical power generation projects are being evaluated, the Company has made a deposit with General Electric to hold two combined cycle units which will be capable of producing 200 megawatts of electricity. The units would be available for installation in the first quarter of 2001 and ready to receive gas approximately six months later.

Equatorial Guinea. Plans to expand the gas and condensate production from the Company's Alba Field are well underway. The overall plan encompasses replacing the existing minimal production platform, installing a second production platform, drilling four development wells and installing gas reinjection and pipeline facilities. The platforms are fabricated and scheduled to be installed in April 2000. Drilling operations are expected to be conducted between May 2000 and April 2001. Overall field expansion is projected to be completed by April 2001. The Company's net share of the expansion cost is approximately $46.8 million, of which $31.1 million is budgeted as a 2000 expenditure. When the expansion is completed, the field should be capable of increasing production by approximately 160 MMCF of gas per day, 10,000 BBLS of condensate per day and 800 BBLS of natural gas liquids per day. The Company owns a 34.8 percent working interest in the field.

The Company indirectly owns a 45 percent interest in AMPCO, which is constructing a methanol plant to use gas from the Alba field. The plant is designed to produce 2,500 metric tons of methanol per day, which is the equivalent of approximately 20,000 BBLS per day. The plant is designed to use approximately 120 MMCF of gas per day and is approximately 49 percent complete. It is being built under a turnkey construction contract and is projected to be completed in the second quarter of 2001. For additional information, see "Item
1. Business--Unconsolidated Subsidiary" of this Form 10-K.

North Sea. Low oil prices significantly reduced drilling and workover activity on the Company's North Sea properties. The Company participated in two gross (.6 net) wells for the year.

The Company acquired approximately 175 square miles of 3-D seismic to evaluate its 28/15 and 29/11 blocks, which the Company will operate with a 40 percent interest.

Denmark. The Company owns a 40 percent working interest in license 13/98, located offshore Denmark. The license encompasses 80,902 gross undeveloped acres with water depths ranging from 115 feet to 180 feet.

In 1999, the Company acquired approximately 686 square miles of 3-D seismic to evaluate the Company's license 13/98.

Mediterranean Sea. The Company has an offshore Israel exploration participation agreement, which covers 11 licenses, permits or leases encompassing 1,062,675 gross undeveloped acres. The acreage is located in water depths ranging from 700 feet to 5,000 feet.

During 1999, the Company made an exciting gas discovery and has been awarded a lease granting the right to develop and produce hydrocarbons. The Company drilled the Noa #1 well in 2,550 feet of water, approximately 20 miles off the coast. The well logged 64 feet of apparent gas pay in two zones. The well tested gas at the rate of 30 MMCF per day with minimal drawdown of bottom hole pressure. The well was temporarily abandoned pending further delineation drilling in the area.

The Company has a three well commitment for a semi-submersible rig, which is currently on location. The Company has shot approximately 3,300 miles of additional seismic lines to assist with selecting drilling locations. It is anticipated that the three well program will delineate sufficient reserves to move forward with field development.

Net Exploratory and Developmental Wells. The following table sets forth, for each of the last three years, the number of net exploratory and development wells drilled by or on behalf of Samedan. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table and as defined in the rules and regulations of the Securities and Exchange Commission, is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas, or in the case of a dry hole, to the reporting of abandonment to the appropriate agency.


                          Net Exploratory Wells                         Net Development Wells
                 --------------------------------------        ----------------------------------------
                   Productive(1)            Dry(2)               Productive(1)              Dry(2)
                 --------------------------------------        ----------------------------------------
Year Ended
December 31,     U.S.     Int'l          U.S.     Int'l         U.S.       Int'l         U.S.     Int'l
------------    -----     -----         -----     -----        ------      -----         ----     -----

1999             6.97      2.00          6.14       .55         26.10       4.82          2.42     .01
1998            15.63       .13         15.16       .33         42.21       3.92         10.71
1997            13.98       .76         25.08      3.79        155.93       3.13          7.89

---------------

(1) A productive well is an exploratory or a development well that is not a dry hole.

(2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

At January 31, 2000, Samedan was drilling 10 gross (4.4 net) exploratory wells and 12 gross (2.3 net) development wells. These wells are located in Oklahoma, Texas, Louisiana, the Gulf of Mexico and Argentina. These wells have objectives ranging from approximately 4,800 feet to 25,000 feet. The drilling cost to Samedan of these wells is approximately $13.4 million if all are dry and approximately $19.1 million if all are completed as producing wells.

Oil and Gas Wells. The number of productive oil and gas wells in which Samedan held an interest as of December 31, were as follows:


                                         1999(1)(2)(3)                  1998(1)(3)                    1997(1)(3)
                                         ------------                   ----------                    ----------
                                     Gross            Net          Gross           Net           Gross           Net
                                    -------          -----        -------        -------        -------        -------
OIL WELLS
    United States - Onshore         1,512.5          683.2        4,571.5          895.8        4,614.5          881.4
    United States - Offshore          254.5          128.2          344.0          145.9          327.0          140.3
    International                   1,041.0          122.9        1,019.0          119.2          549.0           58.5
                                    -------          -----        -------        -------        -------        -------
Total                               2,808.0          934.3        5,934.5        1,160.9        5,490.5        1,080.2
                                    =======          =====        =======        =======        =======        =======

GAS WELLS
    United States - Onshore         1,435.5          873.9        1,608.5          944.7        1,568.5          920.9
    United States - Offshore          406.5          150.4          410.0          152.2          480.0          176.6
    International                      27.0            2.5           25.0            2.0           25.0            1.9
                                    -------          -----        -------        -------        -------        -------
Total                               1,869.0        1,026.8        2,043.5        1,098.9        2,073.5        1,099.4
                                    =======          =====        =======        =======        =======        =======


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

(2) During 1999, the Company sold 250 net non-strategic wells contributing to the decreased well count.

(3) One or more completions in the same bore hole is counted as one well in this table. The following table summarizes multiple completions and non-producing wells as of December 31 for the years shown. Included in wells not producing are productive wells awaiting additional action, pipeline connections or shut-in for various reasons.

                                           1999                         1998                          1997
                                   --------------------        ----------------------        ----------------------
                                   Gross           Net          Gross            Net          Gross            Net
                                   -----          -----        -------          -----        -------          -----
MULTIPLE COMPLETIONS
      Oil                           14.0            9.2           21.5           15.5           24.5           18.1
      Gas                           49.0           23.2           47.5           24.7           48.5           21.6

NOT PRODUCING (SHUT-IN)
      Oil                          857.0          233.5        1,609.5          237.2        1,017.0          127.3
      Gas                           33.0            4.5           58.5           23.2           79.5           50.1


At year-end 1999, Samedan had less than five percent of its oil and gas sales volumes committed to long-term supply contracts and had no similar agreements with foreign governments or authorities in which Samedan acts as producer.

Since January 1, 1999, no oil or gas reserve information has been filed with, or included in any report to any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration ("EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

Average Sales Price. The following table sets forth for each of the last three years the average sales price per unit of oil produced and per unit of natural gas produced, and the average production cost per unit.

                                                                             Year Ended December 31,
                                                                 ---------------------------------------------
                                                                 1999                 1998                1997
                                                                 ----                 ----                ----
Average sales price per BBL of oil (1):
               United States                                  $   16.37            $   11.98            $   18.49
               International                                  $   16.01            $   10.28            $   15.55

                      Combined (2)                            $   16.29            $   11.66            $   17.86

Average sales price per MCF of natural gas (1):
               United States                                  $    2.30            $    2.18            $    2.48
               International                                  $    1.38            $    2.13            $    2.29

                      Combined (3)                            $    2.23            $    2.18            $    2.48

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation
        (MCFe) (4):

               United States                                  $     .51            $     .50            $     .53
               International                                  $     .49            $     .66            $     .85

                      Combined                                $     .50            $     .52            $     .55


(1)  Net production amounts used in this calculation include royalties.

(2)  Reflects a reduction of $.19 per BBL in 1997 from hedging.

(3)  Reflects a reduction of $.12 per MCF in 1997 from hedging.

(4) Oil production is converted to gas equivalents (MCFe) based on one BBL of oil equals six MCF of gas.

                                    [GRAPH]

SIGNIFICANT OFFSHORE UNDEVELOPED LEASE HOLDINGS (interests rounded to nearest whole percent)

            Net Working
Block       Interest (%)
-----       ------------

East Breaks
-----------
279            33
420*           50
421*           50
464*           50
465*           50
475*          100
510*           33
519*          100
563*          100
588*          100
589*          100
632*          100
633*          100
Green Canyon
------------
 23*          50
 24*          43
 25*          43
 27*          43
 85*          50
227*          50
228*          50
303*          40
955*           7
Galveston
---------
249-L         50
250-L         50
274-L         50
275-L         50
340-S         50
341-S         50
349-S         50
Ship Shoal
----------
313           40
South Marsh Island
------------------
 62           67
 63           67
 64           67
 65           67
 70           50
104          100
167          100
179           35
180           35
185           35
186           35
191           50
195           50
Mississippi Canyon
------------------
524*           50
573           100
583*           50
595*           25
618*           50
639*           25
661*           25
665*           50
705*           25
849*           50
South Timbalier
---------------
 98           50
156           67
315           30
West Cameron
------------
136           40
583          100
602          100
614           25
Brazos
------
A-2            17
A-5            17
A-6            17
308-L          50
336-L          50
337-L          50
542            17
543           100
Ewing Bank
----------
833*           14
834*           14
993            50
995            43
996            43
Vermilion
---------
232            50
278            50
280            50
283            50
285            50
286           100
300            50
312           100
345            75
349            75
360            67
361            67
365            50
366            75
377           100
394            75
Eugene Island
-------------
300            67
317            67
High Island
-----------
A-232         100
A-426          33
A-435          33
A-516         100
South Pass
----------
 41            50
Garden Banks
------------
 25           100
 34           100
 35           100
 62            25
 63            25
 64            25
 78           100
107            25
116           100
122           100
154           100
163           100
326*          100
751*          100
795*          100
841*           40
Viosca Knoll
------------
344           100
697            50
820            50
Main Pass
---------
192           100
Atwater Valley
--------------
327*           40
533*           40

The developed and undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 1999, is as follows:


                                                                 Developed Acreage (1)(2)           Undeveloped Acreage (2)(3)
                                                               ----------------------------        ----------------------------
Location                                                       Gross Acres        Net Acres        Gross Acres        Net Acres
                                                               -----------        ---------        -----------        ---------
United States Onshore
      Alabama                                                                                          2,396                506
      California                                                   5,542            2,318              3,155                867
      Colorado                                                    65,408           61,968             25,305             20,780
      Kansas                                                      92,601           53,073             20,042             11,908
      Louisiana                                                   18,435            6,221              2,748              1,039
      Mississippi                                                    878               34              1,884                 51
      Montana                                                    172,844          119,234             26,435              8,353
      New Mexico                                                   3,117            1,766              3,785              2,246
      North Dakota                                                 9,376            3,983             15,791             11,413
      Oklahoma                                                   144,252           56,466             56,224             21,766
      Texas                                                       84,470           37,714             86,046             51,745
      Wyoming                                                     24,963           12,004             58,709             36,458
      Other                                                        5,200            2,443              4,123              1,327
                                                               ---------          -------          ---------          ---------
        Total United States Onshore                              627,086          357,224            306,643            168,459
                                                               ---------          -------          ---------          ---------
United States Offshore (Federal Waters)
      Alabama                                                     69,120           27,648             42,883             23,458
      California                                                  33,074            5,727             63,884              6,283
      Florida                                                                                         11,520              2,304
      Louisiana                                                  634,800          277,290            429,081            223,010
      Mississippi                                                 33,931           24,061             51,840             22,560
      Texas                                                      263,181          105,584            227,306            156,376
                                                               ---------          -------          ---------          ---------
        Total United States Offshore (Federal Waters)          1,034,106          440,310            826,514            433,991
                                                               ---------          -------          ---------          ---------
International
      Argentina                                                   28,988            3,977          1,235,105          1,162,339
      Australia                                                                                      938,999            373,252
      China                                                                                          229,066            178,327
      Denmark                                                                                         80,902             32,361
      Ecuador                                                                                        864,126            864,126
      Equatorial Guinea                                           26,650            9,272            285,307             99,263
      Ireland                                                                                        296,797            169,174
      Israel                                                                                       1,062,675            425,070
      United Kingdom                                             128,661            4,168            404,669            141,592
                                                                 -------            -----            -------            -------
        Total International                                      184,299           17,417          5,397,646          3,445,504
                                                                 -------           ------          ---------          ---------
Total                                                          1,845,491          814,951          6,530,803          4,047,954
                                                               =========          =======          =========          =========


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

ITEM 3. LEGAL PROCEEDINGS.

Noble Drilling Corp., Noble Drilling Services Inc., and Noble Drilling (U.S.) Inc. (the "Plaintiffs") filed suit on January 6, 2000 in Harris County State Court, Texas against Samedan. The Plaintiffs claim that a contract existed between one of the Plaintiffs and Samedan regarding the alleged commitment by Samedan to use the semi-submersible rig known as the Noble Homer Ferrington for a period of two and one half years at a set rate of $158,500 per day. Thus, the Plaintiffs seek to have the court recognize the alleged agreement as enforceable. The Plaintiffs further claim that Samedan has breached the alleged agreement by requesting assurances from the Plaintiffs that the Noble Homer Ferrington rig will have certain performance characteristics, which characteristics the Plaintiffs allege exceed the agreed characteristics under the alleged agreement. The Plaintiffs claim that Samedan's breach has caused them unspecified damages.

Alternatively, the Plaintiffs claim that if there was no valid and binding agreement whereby Samedan would use the rig at the stated amount, then the Plaintiffs believed that Samedan represented and promised that it would pay the stated amount for the use of the rig. Under this alternative claim, Plaintiffs allege that they built the rig in justifiable reliance on Samedan's representations and promises, thus allowing the Plaintiffs to recover the costs of the rig's construction (which the Plaintiffs claim is in excess of $176,000,000) from Samedan and an unrelated co-defendant. Finally, the Plaintiffs seek to recover their attorneys fees incurred in connection with this matter.

Samedan claims that the alleged agreement is no more than a letter of intent that did not materialize into an agreement requiring Samedan to use the Noble Homer Ferrington rig and pay the daily rate, including based on the Plaintiffs' characterization of the alleged agreement as a letter of intent that was not a final agreement. Further, Samedan claims that the letter of intent expired by its own terms in May 1998. Samedan further claims that the Noble Homer Ferrington rig does not conform to the representations of operating efficiency that the Plaintiffs advised Samedan that the Noble Homer Ferrington rig would be able to achieve. Thus, Samedan believes it is not obligated to accept the rig or pay the Plaintiffs and intends to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 13, 2000, with respect to the executive officers of the Registrant.

  Name                         Age                                         Position
----------------               ---                --------------------------------------------------------------------

Robert Kelley (1)              54                 Chairman of the Board, President, Chief Executive Officer, Director

Dan O. Dinges (2)              46                 Senior Vice President and Operating Committee Member of Samedan

James L. McElvany (3)          46                 Vice President-Finance and Treasurer of the Registrant and Operating
                                                  Committee Member of Samedan

W. A. Poillion (4)             50                 Senior Vice President and Operating Committee Member of Samedan

Orville Walraven (5)           55                 Corporate Secretary of the Registrant and Senior Vice President and
                                                  Operating Committee Member of Samedan

James C. Woodson (6)           57                 Senior Vice President and Operating Committee Member of Samedan

-----------------------

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

(2) Dan O. Dinges was promoted to Senior Vice President and Division General Manager, Offshore Division of Samedan on January 1, 1998. Prior thereto, he had served as Vice President and General Manager Offshore Division of Samedan since January 1989. Mr. Dinges has been a member of the Operating Committee of Samedan since January 31, 1995.

(3) James L. McElvany has served as Vice President-Finance and Treasurer of the Registrant since July 1, 1999. Prior to July 1999, he had served as Vice President-Controller of the Registrant since December 1997. Prior thereto, he served as Controller of the Registrant since December 1983. He has been a member of the Operating Committee of Samedan since July 1, 1999.

(4) W. A. Poillion was promoted to Senior Vice President-Production and Drilling of Samedan on January 1, 1998. Prior thereto, he had served as Vice President-Production and Drilling of Samedan since November 1990. He has been a member of the Operating Committee of Samedan since November 1, 1990. From March 1, 1985 to October 31, 1990, he served as Manager of Offshore Production and Drilling for Samedan.

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

                                                              Dividends
                              High               Low          Per  Share
                              ----               ---          ----------
1999
----
First quarter                $31 7/16           $19 1/4             $.04
Second quarter               $35                $24 7/8             $.04
Third quarter                $33 7/8            $27                 $.04
Fourth quarter               $29 3/16           $19 1/8             $.04

1998
----
First quarter                $46 3/16           $32 3/4             $.04
Second quarter               $44 3/4            $35 5/16            $.04
Third quarter                $38 1/4            $22 5/8             $.04
Fourth quarter               $35 7/16           $21 15/16           $.04


Transfer Agent and Registrar. The transfer agent and registrar for the Common Stock is First Chicago Trust Company, 525 Washington Boulevard, Jersey City, New Jersey 07310.

Stockholders' Profile. As of December 31, 1999, the number of holders of record of Common Stock was 1,295. The following chart indicates the common stockholders by category.

                                                Shares
December 31, 1999                          Outstanding
-----------------                          -----------
Individuals                                    417,368
Joint accounts                                  71,343
Fiduciaries                                    159,301
Institutions                                 2,513,874
Nominees                                    53,878,134
Foreign                                          5,043
                                            ----------
    Total                                   57,045,063
                                            ==========



Recent Sales of Unregistered Securities. The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. On November 10, 1999, AMCCO issued $125 million of 8.95% Series A-2 Senior Secured Notes Due 2004, which are not included in the Company's balance sheet (the "Series A-2 Notes") to fund the Company's portion of the remaining construction payments.

The Company has guaranteed the payment of interest on the Series A-2 Notes. In addition, the Company established a new series of preferred stock, Series B Mandatorily Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"). The Company issued, in a private placement pursuant to Section 4(2) of the Securities Act, 125,000 shares of the Series B Preferred to Noble Share Trust, which is a Delaware statutory business trust, in exchange for all of the beneficial ownership interests in Noble Share Trust.

Noble Share Trust holds the 125,000 shares of Series B Preferred for the benefit of the holders of the Series A-2 Notes. The Series A-2 indenture trustee, and the holders of 25% of the outstanding principal amount of the Series A-2 Notes, would have the right to require a public offering of the Series B Preferred to generate proceeds sufficient to repay the Series A-2 Notes, upon the occurrence of certain events ("Trigger Dates"), including (i) defaults under the Indenture governing the Series A-2 Notes, (ii) a default and acceleration of the Company's debt exceeding 5% of the Company's consolidated net tangible assets, and (iii) the simultaneous occurrence of a downgrade of the Company's unsecured senior debt rating to "Ba1" or below by Moody's or "BB+" or below by Standard & Poor's and a decline in the closing price of the Company's common stock for three consecutive trading days to below $17.50. The exercise of this mandatory remarketing right is subject to certain forbearance provisions that would allow the Company the opportunity to obtain funds for the repayment of the Series A-2 Notes by alternative means for a specified period of time.

The terms of the Series B Preferred, including dividend and conversion features, would be reset at the time of the remarketing, based on the recommendation of Donaldson, Lufkin & Jenrette, as Remarketing Agent, as to the terms necessary to generate proceeds to repay the Series A-2 Notes. If the Remarketing Agent is not able to complete a registered public offering of the Series B Preferred, it may under certain circumstances conduct a private placement of such stock. If it is impossible for legal reasons to remarket the Series B Preferred, the Company would be obligated to repay the Series A-2 Notes.

The Series B Preferred stock would be mandatorily convertible into the Company's common stock three years after remarketing (or failed remarketing). Generally, each share of Series B Preferred would then be mandatorily convertible at the "Mandatory Conversion Rate," which is equal to the following number of shares of the Company's common stock:

     (a) if the Mandatory Conversion Date Market Price is greater than or equal to the Threshold Appreciation Price, the quotient of (i) $1,000 divided by
     (ii) the Threshold Appreciation Price;

     (b) if the Mandatory Conversion Date Market Price is less than the Threshold Appreciation Price but is greater than the Reset Price, the quotient of $1,000 divided by the Mandatory Conversion Date Market Price; and

     (c) if the Mandatory Conversion Date Market Price is less than or equal to the Reset Price, the quotient of $1,000 divided by the Reset Price.

"Mandatory Conversion Date Market Price" means the average closing price per share of the Company's common stock for the 20 consecutive trading days immediately prior to, but not including, the mandatory conversion date.

"Threshold Appreciation Price" means the product of (i) the Reset Price (as the same may be adjusted from time to time) and (ii) 110 percent.

"Reset Price" means the higher of (i) the closing price of a share of the Company's common stock on the Trigger Date or (ii) the quotient (rounded up to the nearest cent) of $125,000,000 divided by the number, as of the Trigger Date, of the authorized but unissued shares of common stock that have not been reserved as of the Trigger Date by the Company's Board of Directors for other purposes.

In addition to the mandatory conversion discussed above, each share of the Series B Preferred is generally convertible, at the option of the holder thereof at any time before the mandatory conversion date, into 36.364 shares of the Company's common stock (the "Optional Conversion Rate"); provided, however, that the Optional Conversion Rate shall adjust, as of the earlier to occur of remarketing or failed remarketing, to the quotient of (i) $1,000 divided by (ii) the Threshold Appreciation Price.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                           Year Ended December 31,
                                                     --------------------------------------------------------------
(in thousands, except per share amounts and ratios)     1999          1998           1997         1996        1995
                                                     ----------   -----------    ----------   ----------   --------
REVENUES AND INCOME
  Revenues                                           $  909,842   $   911,616    $1,116,623   $  887,203   $487,018
  Net cash provided by operating activities             347,103       324,275       445,571      380,945    238,920
  Net income                                             49,461      (164,025)       99,278       83,880      4,086
PER SHARE DATA
  Basic earnings per share                           $      .87   $     (2.88)   $     1.75   $     1.63   $    .08
  Cash dividends                                     $      .16   $       .16    $      .16   $      .16   $    .16
  Year-end stock price                               $    21.44   $     24.63    $    35.25   $    47.88   $  29.88
  Basic weighted average shares outstanding              57,005        56,955        56,872       51,414     50,046
FINANCIAL POSITION (at year end)
  Property, plant and equipment, net:
  Oil and gas mineral interests,
    equipment and facilities                         $1,242,370   $ 1,429,667    $1,546,426   $1,559,691   $831,827
  Total assets                                        1,450,351     1,686,080     1,852,782    1,956,938    989,176
  Long-term obligations:
    Long-term debt, net of current portion              445,319       745,143       644,967      798,028    376,992
    Deferred income taxes                                83,075       106,823       144,083      108,434     69,445
    Other                                                53,877        52,868        56,425       50,603     33,650
  Shareholders' equity                                  683,609       642,080       812,989      720,067    411,911
  Ratio of debt to book capital                             .39           .54           .44          .54        .48
CAPITAL EXPENDITURES
  Oil and gas mineral interests,
    equipment and facilities                         $  121,077   $   445,910    $  320,561   $  982,499   $252,977
  Other                                                   1,410         2,733         8,499        3,485      6,265
                                                     -----------  -----------    ----------   ----------   --------
  Total capital expenditures                         $  122,487   $   448,643    $  329,060   $  985,984   $259,242
                                                     ===========  ===========    ==========   ==========   ========


For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.


OPERATING STATISTICS

                                                     Year Ended December 31,
                               --------------------------------------------------------------
                                  1999          1998         1997         1996        1995
                               ----------   -----------   ----------   ----------   ---------
GAS
Sales (in millions)            $  359.8     $  441.8      $  499.4     $  365.4     $  167.4
Production (MMCF per day)         455.1        566.6         565.4        469.4        272.2
Average price (per MCF)        $   2.23     $   2.18      $   2.48     $   2.17     $   1.72

OIL
Sales (in millions)            $  174.9     $  154.3      $  243.6     $  225.2     $  153.5
Production (BBLS per day)        30,003       37,217        38,345       34,520       25,617
Average price (per BBL)        $  16.29     $  11.66      $  17.86     $  18.28     $  16.78
Royalty sales (in millions)    $   14.0     $   13.1      $   18.1     $   13.9     $    7.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's net cash provided from operations in 1999 was essentially flat with 1998, due to lower average daily oil and gas production offset by significantly higher commodity prices during the second half of the year for crude oil and natural gas. The decrease in 1998 compared to 1997 was a result of lower commodity prices and sales volumes.

The oil price received by the Company in 1999 increased 40 percent from 1998 and the gas price received by the Company increased two percent in 1999 over the price received in 1998. In 1998, the Company's oil price declined 35 percent and the natural gas price declined 12 percent compared to 1997.



 CASH PROVIDED FROM OPERATIONS
    (MILLIONS OF DOLLARS)


1997                     $445.6
1998                      324.3
1999                      323.9


       AVERAGE OIL PRICES
           (PER BBL)

1997                     $ 17.86
1998                       11.66
1999                       16.29


         AVERAGE GAS PRICES
             (PER MCF)

1997                     $  2.48
1998                        2.18
1999                        2.23



The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $101.3 million. The total cost of the methanol project is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. During 1999, the Company paid $89.6 million toward the project including $86.9 million in construction contract payments. The Company has construction contract phase payments totaling $61.1 million due in 2000.

During 1999, $125.4 million was spent on exploration and development projects and $89.6 million on the methanol project, for total expenditures of $215.0 million. The 2000 exploration and development budget is $459.9 million, $72.6 million for the methanol project and $387.3 million for other projects.

The Company's current ratio (current assets divided by current liabilities) was
 .80:1 at December 31, 1999, compared with 1.35:1 at December 31, 1998. The decrease in the current ratio was due in part to debt reduction of $225 million in the fourth quarter of 1999. The Company's cash and short-term investments decreased from $19.1 million at December 31, 1998, to $2.9 million at December 31, 1999.

FINANCING

The Company's total long-term debt, net of unamortized discount, at December 31, 1999, was $445 million compared to $745 million at December 31, 1998. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 39 percent at December 31, 1999, compared with 54 percent at December 31, 1998.

The Company's long-term debt is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4% Senior Debentures Due 2097. There is no principal payment due on long term debt during the next five years.

The Company has a $300 million credit facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 1999, there was no borrowing against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. At year-end 1998, the Company had $300 million outstanding on this facility which was repaid during 1999.

On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. There is no balance outstanding on this agreement which is based upon a Eurodollar rate plus 37.5 to
87.5 basis points depending upon the percentage of utilization.

On November 11, 1999, the Company announced that AMCCO had sold $125 million principal amount, net to the Company's interest, of its senior secured notes due 2004, without registration rights, in a private offering to institutional investors. Donaldson, Lufkin and Jenrette was the placement agent for the offering. Approximately $63 million of the proceeds, minus transaction expenses, were used to fund a portion of the Company's obligations to pay the costs of construction of the methanol plant and related facilities in Equatorial Guinea. The remainder of the proceeds was used by AMCCO to acquire from the Company, at book value, its subsidiary that held the Company's ownership interest in the project. The Company has guaranteed payment of interest on the notes and provided certain other credit support.

On December 31, 1999, the Company had $23 million outstanding on its note payable with AMCCO, an unconsolidated subsidiary. The note payable will be repaid by the second quarter of 2000 and has an interest rate of 8.95 percent. The note payable is included in other current liabilities.

OTHER

The Company has paid quarterly cash dividends of $.04 per share since 1989, and currently anticipates it will continue to pay quarterly dividends of $.04 per share.

The Company has sold a number of non-strategic oil and gas properties over the past three years. Total amounts of oil and gas reserves associated with the 1999, 1998 and 1997 dispositions were 5.1 million BBLS of oil and 34.2 BCF of gas, .2 million BBLS of oil and 2.2 BCF of gas and 5.0 million BBLS of oil and
29.2 BCF of gas, respectively. The Company believes the disposition of non-strategic properties furthers the goal of concentrating its efforts on strategic properties.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in stockholder equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company is required to adopt the statement for fiscal year beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after the statement's issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not quantified the impact of adopting SFAS No. 133 but plans on adopting the statement by January 1, 2001.

UNCONSOLIDATED SUBSIDIARY

The Company has one unconsolidated subsidiary, AMCCO, a 50 percent owned joint venture that indirectly owns 90 percent of AMPCO, which is constructing a methanol plant in Equatorial Guinea. AMCCO is accounted for using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. The Company's net equity investment in the unconsolidated subsidiary was $15.6 million at December 31, 1999.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

The Company's net income for 1999 of $49.5 million was primarily the result of a 40 percent and two percent increase in the average oil and gas price to $16.29 per BBL and $2.23 per MCF, respectively, compared to 1998. The impact of the increased oil price was approximately $51 million in additional oil revenues compared to 1998. The impact of the increase in the 1999 average natural gas price was approximately eight million dollars in additional gas revenues compared to 1998. The decrease in net income for 1998 compared to 1997, is due to the $143.0 million charge for SFAS No. 121 coupled with dramatically lower crude oil prices and lower natural gas prices.

                                NET INCOME (LOSS)
                              (MILLIONS OF DOLLARS)




1997                     $ 99.3
1998                     (164.0)
1999                       49.5

                              NATURAL GAS REVENUES
                              (MILLIONS OF DOLLARS)




1997                     $ 499.4
1998                       441.8
1999                       359.8

                               CRUDE OIL REVENUES
                              (MILLIONS OF DOLLARS)




1997                     $ 243.6
1998                       154.3
1999                       174.9

NATURAL GAS INFORMATION

Natural gas revenues declined in 1999, despite a slight increase in the Company's average price. Revenues were down because natural gas production declined 20 percent compared to the historic high set in 1998. The natural gas production decline is due in part to the Company's decision to defer drilling activity during the first half of the year due to low natural gas prices. Natural gas accounted for 67 percent of the Company's total gas and oil revenues in 1999. Gas sales and average daily production for 1998 decreased 12 percent and increased less than one percent, respectively from 1997. The average gas price in 1998 decreased 12 percent from 1997.


                          AVERAGE DAILY GAS PRODUCTION

[PIE CHART]                   [PIE CHART]                    [PIE CHART]



                             OFFSHORE         ONSHORE        INT'L

1997-565.4 MMCF               66.3%            28.0%          3.7%
1998-566.6 MMCF               71.4%            24.6%          4.0%
1999-455.1 MMCF               67.0%            25.7%          7.3%



CRUDE OIL INFORMATION

Crude oil revenues increased during 1999 due to significantly stronger oil prices. The 40 percent increase in the average price received for the Company's 1999 oil production offset a decline of 19 percent in the average daily production. The crude oil production decline is due in part to the Company's decision to defer drilling activity during the first half of the year due to low crude oil prices. Crude oil accounted for 33 percent of the Company's total oil and gas revenues in 1999. Oil sales and average daily production for 1998 decreased 37 percent and three percent, respectively from 1997. The average oil price in 1998 decreased 35 percent from 1997.

                          AVERAGE DAILY OIL PRODUCTION

[PIE CHART]                   [PIE CHART]                    [PIE CHART]



                             OFFSHORE        ONSHORE         INT'L

1997-38,345 BBLS              44.9%            33.7%         21.4%
1998-37,217 BBLS              47.2%            33.6%         19.2%
1999-30,003 BBLS              45.0%            33.0%         22.0%

HEDGING ACTIVITY

The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The swap component of the contracts discussed in the following paragraphs was treated as a hedge for accounting purposes only. There was no payment obligation in 1999.

The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 BBLS per day and 2,000 BBLS per day and have trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both have knockout prices of $17.00 per BBL. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 per BBL knockout price. If a daily settlement price is $17.00 per BBL or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

The third contract relates to 2,500 BBLS per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month is $17.00 per BBL or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $2,990,000 recorded in other income for the year ended December 31, 1999.

In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

During 1999 and 1998, the Company had no oil or gas hedging transactions for its production.

During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 per MMBTU to $3.30 per MMBTU. The net effect of these 1997 hedges was a $.12 per MCF reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts for its production.

During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 per BBL to $24.35 per BBL. The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts for its production.

In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing, Inc. ("NGM") employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1999, NGM had hedging transactions with broker-dealers that ranged from 146,000 MMBTU's to 815,000 MMBTU's of gas per day. At December 31, 1999, NGM had in place hedges ranging from approximately 10,000 MMBTU's to 776,000 MMBTU's of gas per day for January 2000 to March 2001 for future physical transactions.

In 1998, NGM had hedging transactions with broker-dealers that ranged from 508,811 MMBTU's to 1,061,536 MMBTU's of gas per day. During 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

COSTS AND EXPENSES

Oil and gas operations expense, consisting of lease operating expense, production taxes and other related lifting costs decreased 22 percent in 1999 from 1998 and seven percent in 1998 compared to 1997. The chart below depicts total operating expenses and operating expenses per MCFe, converting oil to gas on a 1:6 basis for the last three years.



                               OPERATING EXPENSES
                             (MILLIONS OF DOLLARS)



1997                           $160.8
1998                           $149.0
1999                           $116.7


                               OPERATING EXPENSES
                                    PER MCFE



1997                            $0.55
1998                            $0.52
1999                            $0.50


Oil and gas exploration expense consists of dry hole expense, undeveloped lease amortization, abandoned assets, seismic and other miscellaneous exploration expense. The chart below depicts the exploration expense for the last three years.

(in thousands)                        1997         1998         1999
-------------------------------     --------     --------     --------
Dry hole expense                    $ 46,902     $ 57,736     $ 19,204
Undeveloped lease amortization         8,146        7,953        9,645
Abandoned assets                       4,923       15,325        2,483
Seismic                               19,095       15,754        7,797
Other                                  7,632       13,390        7,655
                                    --------     --------     --------
   Total Exploration Expense        $ 86,698     $110,158     $ 46,784
                                    --------     --------     --------

In 1999, depreciation, depletion and amortization ("DD&A") expense decreased 19 percent, compared to last year, due to lower oil and gas production volumes coupled with the impairment of operating assets in 1998. This decrease reflects a 19 percent decrease in oil volumes and a 20 percent decrease in natural gas production volumes. In 1998 DD&A expense increased four percent compared to 1997, due to recording additional development costs and downward reserve revisions related to certain producing properties. The chart below depicts total DD&A expense and DD&A expense per MCFe, converting oil to gas on a 1:6 basis for the last three years.

                          DD&A EXPENSE
                          ------------
              DD&A Expenses      DD&A Expenses per MCFe
              -------------      ----------------------
         (millions of dollars)
1997             $300                   $1.03
1998             $313                   $1.09
1999             $255                   $1.10


The Company provides for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company's best estimate of such costs to be incurred in future years based on information from the Company's engineers. These estimated costs are provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The Company's accumulated provision for future dismantlement and restoration cost was $83.0 million at December 31, 1999, $68.8 million at December 31, 1998 and $59.5 million at December 31, 1997. Total estimated future dismantlement and restoration costs of $123.1 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

IMPAIRMENT OF OPERATING ASSETS

The Company recorded no asset impairments under SFAS No. 121 during 1999 or 1997. In the fourth quarter of 1998, the Company recorded a $223.3 million pre-tax charge for the write-down of properties due to downward reserve revisions. The write-down was taken under SFAS No. 121. The assets impaired under SFAS No. 121 are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties was charged to "Impairment of Operating Assets" expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

The increase in the SG&A per MCFe rate in 1999 is due to the decreased oil and natural gas production volumes coupled with approximately $2 million of non-recurring charges associated with the closing of the Company's Denver, Colorado and Oklahoma City, Oklahoma offices. The SG&A decrease in 1998 is due in part to lower overall salaries and wages incurred in 1998 compared to 1997. The chart below illustrates SG&A costs for the last three years.

                       SELLING, GENERAL AND
                      ADMINISTRATIVE EXPENSES
                      -----------------------
              SG&A Expenses      SG&E Expenses per MCFe
              -------------      ----------------------
         (millions of dollars)
1997             $0.17                  $50.5
1998             $0.17                  $48.1
1999             $0.21                  $47.9

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

                    GATHERING, MARKETING AND
                    PROCESSING GROSS MARGINS
                      (millions of dollars)
                      ---------------------
                    NGM                  NTI
                    ---                  ---
1997                $9.6                $6.5
1998                $7.0                $6.6
1999                $7.3                $7.4

The gathering, marketing and processing revenues less expenses for both NGM and NTI are reflected in the chart on the previous page. The margins for NGM on a per MMBTU basis were $.026 for 1999, $.049 for 1998 and $.031 for 1997. The decrease in NGM's margin on a per MMBTU basis for each of the years presented is due primarily to increased transportation expenses. The margins for NTI on a per BBL basis were $.87 for 1999, $.63 for 1998 and $.63 for 1997. The increase in NTI's margin on a per BBL basis for each of the years presented is due primarily to improved crude oil prices coupled with lower transportation costs.

FUTURE TRENDS

The Company expects flat oil and gas volumes in 2000 compared to 1999, with increasing volumes in 2001 and 2002. The 2001 volume increase would be primarily due to the Alba field condensate production and gas feedstock for the methanol plant in Equatorial Guinea and the Amistad gas field production in Ecuador along with domestic exploitation. The 2002 volume increase would be primarily due to oil production in China.

The Company recently set its 2000 exploration and development budget at $459.9 million. Such expenditures are planned to be funded through internally generated cash flows and $61.6 million of borrowings from the $300 million credit facility to complete the methanol project. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

The Company's Board of Directors authorized a repurchase of up to $50 million in the Company's common stock. As of March 1, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,385,900 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This can result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company took various initiatives intended to ensure that its computer equipment and software would function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, telephone/PBX systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as field operations equipment, alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In addition, in the ordinary course of replacing computer equipment and software, the Company attempted to obtain replacements that it believed were Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company completed its Year 2000 identification, assessment, remediation, and testing efforts, which began in

January 1998. As of December 31, 1999, the Company had completed 100 percent of the initiatives necessary to fully address potential Year 2000 issues relating to its computer equipment and software.

                                                                                                              Percent
Year 2000 Initiative                                                       Time Frame                        Complete
--------------------                                                       ------------------------------------------
Identification and assessment of IT systems                                March 31, 1999                        100%
    (Company and subsidiaries)
Identification and assessment of critical non-IT systems                   October 31, 1999                      100%
    (Company and subsidiaries)
Remediation and testing of IT and non-IT systems of                        December 31, 1998                     100%
    subsidiaries other than Samedan and subsidiaries
Remediation and testing of IT and non-IT systems of                        September 30, 1999                    100%
    Samedan and subsidiaries
Remediation and testing of Company's central IT                            June 30, 1999                         100%
    and non-IT systems
Replacement and testing of third party software                            December 31, 1999                     100%
Identification and assessment of field equipment used in                   October 31, 1999                      100%
    oil and gas producing operations
Remediation and testing of field equipment                                 October 31, 1999                      100%

The Company mailed letters to its significant vendors and service providers and verbally communicated with many strategic customers to determine the extent to which interfaces with such entities were vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities were Year 2000 compliant.

The Company funded its Year 2000 efforts primarily with internal resources and does not anticipate making any expenditures in connection therewith except for the purchase of third party software that it otherwise would not have purchased or would have purchased at a later date. Although the Company did not separately track its internal costs related to Year 2000 efforts, which included compensation of employees working on Year 2000 projects, it believes that such costs did not exceed $80,000. The Company believes that these internal and external costs represented less than five percent of total IT-related costs for 1998 and 1999 and that none of the Company's IT initiatives that were not related to the Year 2000 issue were materially delayed or impacted by Year 2000 efforts.

The Company believes that the Year 2000 issue did not pose significant operational problems for the Company. However, if all Year 2000 issues were not properly identified, or assessment, remediation, and testing were not fully effected, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. In addition, variability of definitions of "compliance with Year 2000" may lead to claims on the Company, the impact of which is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially affect the Company's results of operations.

As of February 29, 2000, the Company has encountered no significant Year 2000 problems.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. The Company had no crude oil or natural gas hedges for its production in 1999. The swap component of the contracts discussed in the following paragraphs was treated as a hedge for accounting purposes only. There was no payment obligation in 1999.

The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 BBLS per day and 2,000 BBLS per day and have trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both have knockout prices of $17.00 per BBL. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 per BBL knockout price. If a daily settlement price is $17.00 per BBL or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

The third contract relates to 2,500 BBLS per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month is $17.00 per BBL or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $2,990,000 recorded in other income for the year ended December 31, 1999.

In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of December 31, 1999, the Company had no material market risk exposure from NGM's hedging activity.

The Company has a $300 million credit agreement (see Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 1999, there was no borrowing against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants................................................................   34

Consolidated Balance Sheet as of December 31, 1999 and 1998.............................................   35

Consolidated Statement of Operations for each of the three years in the period ended
  December 31, 1999.....................................................................................   36

Consolidated Statement of Cash Flows for each of the three years in the period ended
  December 31, 1999.....................................................................................   37

Consolidated Statement of Shareholders' Equity for each of the three years in the period ended
  December 31, 1999.....................................................................................   38

Notes to Consolidated Financial Statements..............................................................   39

Supplemental Oil and Gas Information (Unaudited)........................................................   52

Interim Financial Information (Unaudited)...............................................................   58

All financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Noble Affiliates, Inc.:

      We have audited the accompanying consolidated balance sheet of Noble Affiliates, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Affiliates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                         ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
January 28, 2000

CONSOLIDATED BALANCE SHEET               NOBLE AFFILIATES, INC. AND SUBSIDIARIES


                                                                                         December 31,
                                                                                   ------------------------------
(in thousands, except share amounts)                                                   1999             1998
                                                                                   -------------    -------------

ASSETS
CURRENT ASSETS:
  Cash and short-term cash investments                                             $       2,925    $      19,100
  Accounts receivable - trade                                                             98,794          106,513
  Materials and supplies inventories                                                       5,517            3,006
  Other current assets                                                                    40,678           59,670
                                                                                   -------------    -------------
  Total current assets                                                                   147,914          188,289
                                                                                   -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Oil and gas mineral interests, equipment and facilities
    (successful efforts method of accounting)                                          2,786,848        2,873,076
  Other                                                                                   43,945           42,841
                                                                                   -------------    -------------
                                                                                       2,830,793        2,915,917
  Accumulated depreciation, depletion and amortization                                (1,588,423)      (1,486,250)
                                                                                   -------------    -------------
    Total property, plant and equipment, net                                           1,242,370        1,429,667
                                                                                   -------------    -------------
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                   15,625           25,061
                                                                                   -------------    -------------
OTHER ASSETS                                                                              44,442           43,063
                                                                                   -------------    -------------
      TOTAL ASSETS                                                                 $   1,450,351    $   1,686,080
                                                                                   -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                                         $     103,753    $     108,538
  Other current liabilities                                                               48,215           28,815
  Income taxes - current                                                                  32,503            1,813
                                                                                   -------------    -------------
    Total current liabilities                                                            184,471          139,166
                                                                                   -------------    -------------
DEFERRED INCOME TAXES                                                                     83,075          106,823
                                                                                   -------------    -------------
OTHER DEFERRED CREDITS AND NONCURRENT LIABILITIES                                         53,877           52,868
                                                                                   -------------    -------------
LONG-TERM DEBT                                                                           445,319          745,143
                                                                                   -------------    -------------
SHAREHOLDERS' EQUITY:
  Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
  Common stock - par value $3.33 1/3; 100,000,000 shares authorized;
    58,569,963 and 58,505,908 shares issued in 1999 and 1998, respectively               195,231          195,018
  Capital in excess of par value                                                         360,983          360,008
  Retained earnings                                                                      142,813          102,472
                                                                                   -------------    -------------
                                                                                         699,027          657,498
  Less common stock in treasury, at cost (1999 and 1998, 1,524,900 shares)               (15,418)         (15,418)
                                                                                   -------------    -------------
    Total shareholders' equity                                                           683,609          642,080
                                                                                   -------------    -------------
      TOTAL LIABILITIES AND EQUITY                                                 $   1,450,351    $   1,686,080
                                                                                   -------------    -------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS    NOBLE AFFILIATES, INC. AND SUBSIDIARIES


                                                            Year ended December 31,
                                                   -----------------------------------------
(in thousands, except per share amounts)               1999           1998           1997
                                                   -----------    -----------    -----------
REVENUES:

  Oil and gas sales and royalties                  $   548,733    $   609,164    $   761,145
  Gathering, marketing and processing                  338,046        284,407        329,868
  Other income                                          23,063         18,045         25,610
                                                   -----------    -----------    -----------
    Total Revenue                                      909,842        911,616      1,116,623
                                                   -----------    -----------    -----------
COSTS AND EXPENSES:
  Oil and gas exploration                               46,784        110,158         86,698
  Oil and gas operations                               116,698        149,030        160,765
  Gathering, marketing and processing                  323,314        270,826        313,807
  Depreciation, depletion and amortization             254,515        313,191        300,354
  Impairment of operating assets                                      223,251
  Selling, general and administrative                   47,859         48,110         50,545
  Interest                                              48,935         50,511         53,008
  Interest capitalized                                  (5,894)        (6,753)        (6,239)
                                                   -----------    -----------    -----------
    Total Expenses                                     832,211      1,158,324        958,938
                                                   -----------    -----------    -----------
INCOME (LOSS) BEFORE TAXES                              77,631       (246,708)       157,685
                                                   -----------    -----------    -----------
INCOME TAX PROVISION (BENEFIT):
  Current                                               24,508        (19,679)        25,569
  Deferred                                               3,662        (63,004)        32,838
                                                   -----------    -----------    -----------
    Total Tax Provision (Benefit)                       28,170        (82,683)        58,407
                                                   -----------    -----------    -----------
NET INCOME (LOSS)                                  $    49,461    $  (164,025)   $    99,278
                                                   -----------    -----------    -----------
BASIC EARNINGS (LOSS) PER SHARE                    $       .87    $     (2.88)   $      1.75
                                                   -----------    -----------    -----------
DILUTED EARNINGS (LOSS) PER SHARE                  $       .86    $     (2.88)   $      1.73
                                                   -----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                 57,005         56,955         56,872
  Diluted                                               57,349         56,955         57,421
                                                   -----------    -----------    -----------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS     NOBLE AFFILIATES, INC. AND SUBSIDIARIES



                                                                            Year ended December 31,
                                                                 --------------------------------------------
(in thousands)                                                       1999             1998            1997
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $     49,461    $   (164,025)   $     99,278
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, depletion and amortization                           254,515         313,191         300,354
   Impairment of operating assets                                                     223,251
   Amortization of undeveloped leasehold costs, net                     9,645           7,953           8,146
   (Gain) loss on disposal of assets                                  (12,079)         15,434         (11,007)
   Noncurrent deferred income taxes                                   (23,749)        (37,260)         35,650
   (Income) loss from unconsolidated subsidiary                            37
   Increase (decrease) in other deferred credits                        1,011          (3,558)          5,822
   (Increase) decrease in other                                        (1,296)         12,709           1,684
  Changes in working capital, not including cash:
   (Increase) decrease in accounts receivable                           7,719          56,154          43,484
   (Increase) decrease in other current assets                         16,571         (44,423)        (25,053)
   Increase (decrease) in accounts payable                             (4,785)        (55,025)        (29,845)
   Increase (decrease) in other current liabilities                    26,845            (126)         17,058
                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             323,895         324,275         445,571
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (122,920)       (431,716)       (326,958)
  Investment in unconsolidated subsidiary                             (51,962)        (25,061)
  Proceeds from the transfer of our interest
    to unconsolidated subsidiary                                       61,987
  Proceeds from sale of property, plant and equipment                  58,137           3,412          54,543
                                                                 ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (54,758)       (453,365)       (272,415)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                             1,189           2,228           2,744
  Cash dividends paid                                                  (9,120)         (9,113)         (9,100)
  Repayment of bank debt                                             (300,000)                       (549,000)
  Repayment of notes payable - unconsolidated subsidiary              (38,101)
  Proceeds from notes payable - unconsolidated subsidiary              60,720
  Proceeds from issuance of long-term debt                                            100,000         342,507
                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (285,312)         93,115        (212,849)
                                                                 ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS           (16,175)        (35,975)        (39,693)
CASH AND SHORT-TERM CASH INVESTMENTS AT BEGINNING OF YEAR              19,100          55,075          94,768
                                                                 ------------    ------------    ------------
CASH AND SHORT-TERM CASH INVESTMENTS AT END OF YEAR              $      2,925    $     19,100    $     55,075
                                                                 ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest (net of amount capitalized)                           $     44,845    $     43,368    $     46,140
  Income taxes                                                   $     30,000    $      4,276    $     32,415


See accompanying Notes to Consolidated Financial Statements.

                                         NOBLE AFFILIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                         Capital in      Treasury
                                       Common Stock                      Excess of       Stock at         Retained
(in thousands, except shares issued)  Shares Issued       Amount         Par Value         Cost            Earnings
                                      -------------    -------------   -------------   -------------    -------------

JANUARY 1, 1997                          58,321,297    $     194,402   $     355,651   $     (15,418)   $     185,432
Net Income                                                                                                     99,278
Exercise of stock options                   102,141              341           2,403
Cash dividends ($.16 per share)                                                                                (9,100)
                                       ------------    -------------   -------------   -------------    -------------
DECEMBER 31, 1997                        58,423,438    $     194,743   $     358,054   $     (15,418)   $     275,610
                                       ------------    -------------   -------------   -------------    -------------
Net Loss                                                                                                     (164,025)
Exercise of stock options                    82,470              275           1,954
Cash dividends ($.16 per share)                                                                                (9,113)
                                       ------------    -------------   -------------   -------------    -------------
DECEMBER 31, 1998                        58,505,908    $     195,018   $     360,008   $     (15,418)   $     102,472
                                       ------------    -------------   -------------   -------------    -------------

Net Income                                                                                                     49,461
Exercise of stock options                    64,055              213             975
Cash dividends ($.16 per share)                                                                                (9,120)
                                       ------------    -------------   -------------   -------------    -------------
DECEMBER 31, 1999                        58,569,963    $     195,231   $     360,983   $     (15,418)   $     142,813
                                       ------------    -------------   -------------   -------------    -------------



See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in tables, unless otherwise indicated,
                  are in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated accounts include Noble Affiliates, Inc. (the "Company") and the consolidated accounts of its wholly-owned subsidiaries: Noble Gas Marketing, Inc. ("NGM"); Noble Trading, Inc. ("NTI"); NPM, Inc.; and Samedan Oil Corporation ("Samedan"). Listed below are consolidated entities at December 31, 1999.

     NOBLE AFFILIATES, INC.
         Noble Gas Marketing, Inc.
              Noble Gas Pipeline, Inc.
         Noble Trading, Inc.
         NPM, Inc.
         Samedan Oil Corporation
              Samedan of North Africa, Inc.
                  Samedan International
                      Samedan Transfer Sub
                      Samedan, Mediterranean Sea
                      Samedan Power                                      .
              Samedan Pipe Line Corporation
              Samedan Royalty Corporation
              Samedan of Tunisia, Inc.
              Energy Development Corporation ("EDC")
                  EDC Argentina, Inc.
                  EDC Australia, Ltd.
                  EDC China, Inc.
                  EDC Denmark, Inc.
                  EDC Ecuador Ltd.
                  EDC (Europe) Limited
                  EDC HIPS, Inc.
                  EDC Portugal Ltd.
                  Gasdel Pipeline System Incorporated
                  HGC, Inc.
                  Producers Service, Inc.

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

PROPERTY, PLANT AND EQUIPMENT

The Company accounts for its oil and gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing oil and gas properties are amortized to operations by the unit-of-production method based on proved developed oil and gas reserves on a property by property basis as estimated by Company engineers. Estimated future restoration and abandonment costs are recorded by charges to depreciation, depletion and amortization ("DD&A") expense over the productive lives of the related properties. The Company has provided $83.0 million for such future costs classified with accumulated DD&A in the December 31, 1999, balance sheet. The total estimated future dismantlement and restoration costs of $123.1 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash and short-term investments include cash on hand and investments purchased with original maturities of three months or less.

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options. The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS components required by SFAS No. 128, as of December 31:


                                           1999                       1998(1)                       1997
                                ---------------------------  -------------------------    ---------------------------
(in thousands                     Income          Shares       Income         Shares        Income          Shares
except per share amounts)       (Numerator)   (Denominator)  (Numerator)  (Denominator)   (Numerator)   (Denominator)
                                -----------   -------------  -----------  ------------    -----------   -------------

Net income/shares                  $49,461          57,005    $(164,025)         56,955       $99,278          56,872

BASIC EPS                                    $.87                        $(2.88)                        $1.75


Net income/shares                  $49,461          57,005    $(164,025)         56,955       $99,278          56,872
Effect of Diluted Securities
   Stock options                                       344                                                        549

Adjusted net income
   and shares                      $49,461          57,349    $(164,025)         56,955       $99,278          57,421

DILUTED EPS                                  $.86                        $(2.88)                        $1.73

   (1) In 1998, the diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same.

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

The Company follows an entitlements method of accounting for its gas imbalances. Gas imbalances occur when the Company sells more or less gas than its entitled ownership percentage of total gas production. Any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. The Company records the noncurrent liability in Other Deferred Credits and Noncurrent Liabilities, and the current liability in Other Current Liabilities. The Company's gas imbalance liabilities were $12.0 million and $14.8 million for 1999 and 1998, respectively. The Company records the noncurrent receivable in Other Assets, and the current receivable in Other Current Assets. The Company's gas imbalance receivables were $17.9 million and $19.1 million for 1999 and 1998, respectively, and are valued at the amount which is expected to be received.

TAKE-OR-PAY SETTLEMENTS

The Company records gas contract settlements which are not subject to recoupment in Other Income when the settlement is received.

TRADING AND HEDGING ACTIVITIES

The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties. The swap component of the contracts discussed in the following paragraphs was treated as a hedge for accounting purposes only. There was no payment obligation in 1999.

The Company has entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provide for payments based on daily NYMEX settlement prices. These contracts relate to 2,500 BBLS per day and 2,000 BBLS per day and have trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both have knockout prices of $17.00 per BBL. These two contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day is less than the trigger price, provided the NYMEX price is also greater than the $17.00 per BBL knockout price. If a daily settlement price is $17.00 per BBL or less, then neither party will have any liability to the other for that day. If a daily settlement price is above the applicable trigger price, then the Company will owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment is made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

The third contract relates to 2,500 BBLS per day and provides for payments based on monthly average NYMEX settlement prices. The contract entitles the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month is less than the trigger price, which is $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price is also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month is $17.00 per BBL or less, then neither party will have any liability to the other for that month. If the average NYMEX settlement price for the month is above the trigger price, then the Company will pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $2,990,000 recorded in other income for the year ended December 31, 1999.

In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

During 1999 and 1998, the Company had no oil or gas hedging transactions for its production.

During 1997, the Company had natural gas hedging contracts that ranged from 20 percent to 32 percent of its average daily natural gas production. Natural gas hedges were in the price range of $1.88 per MMBTU to $3.30 per MMBTU. The net effect of these 1997 hedges was a $.12 per MCF reduction in the average natural gas price realized by the Company. At December 31, 1997, the Company had no natural gas hedging contracts for its production.

During 1997, the Company had crude oil hedging contracts that ranged from 19 percent to 50 percent of its average daily oil production. Crude oil hedges were in the price range of $16.81 per BBL to $24.35 per BBL. The net effect of these 1997 hedges was a $.19 per BBL reduction in the average crude oil price realized by the Company. At December 31, 1997, the Company had no crude oil hedging contracts for its production.

In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing, Inc. ("NGM") employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 1999, NGM had hedging transactions with broker-dealers that ranged from 146,000 MMBTU's to 815,000 MMBTU's of gas per day. At December 31, 1999, NGM had in place hedges ranging from approximately 10,000 MMBTU's to 776,000 MMBTU's of gas per day for January 2000 to March 2001 for future physical transactions.

In 1998, NGM had hedging transactions with broker-dealers that ranged from 508,811 MMBTU's to 1,061,536 MMBTU's of gas per day. During 1997, NGM had hedging transactions with broker-dealers that ranged from 317,693 MMBTU's to 768,599 MMBTU's of gas per day. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

SELF-INSURANCE

The Company self-insures the medical and dental coverage provided to certain of its employees, certain workers' compensation and the first $200,000 of its general liability coverage.

A provision for self-insured claims is recorded when sufficient information is available to reasonably estimate the amount of the loss.

UNCONSOLIDATED SUBSIDIARY

The Company has one unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. AMCCO is accounted for using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. The plant construction started during 1998 and is scheduled to be completed during the second quarter of 2001. The Company's net equity investment in the unconsolidated subsidiary was $15.6 million at December 31, 1999.

RECLASSIFICATION

Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in stockholder equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company is required to adopt the statement for fiscal year beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after the statement's issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not quantified the impact of adopting SFAS No. 133 but plans on adopting the statement by January 1, 2001.

NOTE 2 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments pursuant to the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."

CASH AND SHORT-TERM INVESTMENTS

The carrying amount approximates fair value due to the short maturity of the instruments.

OIL AND GAS PRICE HEDGE AGREEMENTS

The fair value of oil and gas price hedges is the estimated amount the Company would receive or pay to terminate the hedge agreements at the reporting date taking into account creditworthiness of the hedging parties.

LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, for each of the years are as follows:


                                                                   1999                            1998
                                                      ----------------------------       ---------------------------
                                                        Carrying              Fair         Carrying             Fair
(in thousands)                                            Amount             Value           Amount            Value
--------------                                        ----------        ----------       -----------      -----------

Cash and short-term investments                       $    2,925        $    2,925       $   19,100       $   19,100
Long-term debt (including current portion)            $  445,319        $  407,500       $  745,143       $  760,750
Oil hedge agreements                                  $                 $   (7,879)      $                $

NOTE 3 - DEBT

A summary of debt at December 31 follows:


(in thousands)                                                                               1999             1998
--------------                                                                           ----------       ----------

$300 million Credit Agreement                                                            $                $  300,000
7 1/4% Notes Due 2023                                                                       100,000          100,000
8% Senior Notes Due 2027                                                                    250,000          250,000
7 1/4% Senior Debentures Due 2097                                                           100,000          100,000
                                                                                         ----------       ----------
Outstanding debt                                                                            450,000          750,000
                                                                                         ----------       ----------
Less: unamortized discount                                                                    4,681            4,857
                                                                                         ----------       ----------
Long-term debt                                                                           $  445,319       $  745,143
                                                                                         ----------       ----------


The Company's total long-term debt, net of unamortized discount, at December 31, 1999, was $445 million compared to $745 million at December 31, 1998. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 39 percent at December 31, 1999, compared with 54 percent at December 31, 1998.

The Company's long-term debt is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, and $100 million of 7 1/4% Senior Debentures Due 2097. There is no principal payment due on long term debt during the next five years.

The Company has a $300 million credit facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 1999, there was no borrowing against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. At year-end 1998, the Company had $300 million outstanding on this facility which was repaid during 1999.

On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. There is no balance outstanding on this agreement which is based upon a Eurodollar rate plus 37.5 to
87.5 basis points depending upon the percentage of utilization.

On November 11, 1999, the Company announced that AMCCO had sold $125 million principal amount of its senior secured notes due 2004, without registration rights, in a private offering to institutional investors. Donaldson, Lufkin and Jenrette was the placement agent for the offering. Approximately $63 million of the proceeds, minus transaction expenses, were used to fund a portion of the Company's obligations to pay the costs of construction of the methanol plant and related facilities in Equatorial Guinea. The remainder of the proceeds was used by AMCCO to acquire from the Company, at book value, its subsidiary that held the Company's ownership interest in the methanol plant project. The Company has guaranteed payment of interest on the notes and provided certain other credit support. In addition, the Company established a new series of preferred stock, Series B Mandatory Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"). The Company issued, in a private placement pursuant to
Section 4(2) of the Securities Act, 125,000 shares of the Series B Preferred to Noble Share Trust, which is a Delaware statutory business trust, in exchange for all of the beneficial ownership interests in Noble Share Trust. Noble Share Trust holds the 125,000 shares of Series B Preferred for the benefit of the holders of the Series A-2 Notes.

On December 31, 1999, the Company had $23 million outstanding on its note payable with AMCCO, an unconsolidated subsidiary. The note payable will be repaid by the second quarter of 2000 and has an interest rate of 8.95 percent. The note payable is included in other current liabilities.

NOTE 4 - INCOME TAXES

The following table details the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31:


(amounts expressed in percentages)                                          1999             1998              1997
----------------------------------                                         ------           ------             -----

Statutory rate (benefit)                                                     35.0            (35.0)             35.0
Effect of:
   Percentage depletion                                                                                          (.1)
   State taxes                                                                                 (.2)
   Foreign taxes                                                              1.8               .4                .8
   Losses from international operations                                       1.3               .9               1.4
   Other, net                                                                (1.8)              .4               (.1)
                                                                           ------           ------             -----
Effective rate                                                               36.3            (33.5)             37.0
                                                                           ------           ------             -----

The net current deferred tax asset (liability) in the following table is classified as Other Current Assets in the Consolidated Balance Sheet. The tax effects of temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were:


(in thousands)                                                  1999           1998
--------------                                              -----------    -----------

U.S. and State Current Deferred Tax Assets:
   Accrued expenses                                         $       525    $     1,684
   Deferred income                                                   36          1,386
   Minimum tax                                                                  17,939
   Allowance for doubtful accounts                                  284            304
   Net operating loss carryforward                                               6,710
   Other                                                             14            436
                                                            -----------    -----------
   Net current deferred tax asset                                   859         28,459
                                                            -----------    -----------
U.S. and State Non-current Deferred Tax Liabilities:
   Property, plant and equipment, principally due to
    differences in depreciation, amortization, lease
    impairment and abandonments                                 (84,969)      (104,691)
   Accrued expenses                                               8,041          6,449
   Deferred income                                                2,748          3,306
   Allowance for doubtful accounts                                4,865          3,930
   Income tax accruals                                            9,244         10,465
   Other                                                          2,552          2,448
                                                            -----------    -----------
   Net non-current deferred liability                           (57,519)       (78,093)
                                                            -----------    -----------
   U.S. and state net deferred tax liability                    (56,660)       (49,634)
                                                            -----------    -----------
Foreign Deferred Tax Liabilities:
   Property, plant and equipment of
    foreign operations                                          (25,556)       (28,730)
                                                            -----------    -----------
   Deferred tax liability                                       (25,556)       (28,730)
                                                            -----------    -----------
Total net deferred tax liability                            $   (82,216)   $   (78,364)
                                                            -----------    -----------

The components of income from operations before income taxes for each year are as follows:



(in thousands)                                   1999            1998           1997
--------------                                ---------       ---------      ---------

Domestic                                      $  83,439       $(225,692)     $ 159,535
Foreign                                          (5,808)        (21,016)        (1,850)
                                              ---------       ---------      ---------
                                              $  77,631       $(246,708)     $ 157,685
                                              ---------       ---------      ---------

The income tax provisions (benefit) relating to operations for each year consist of the following:


(in thousands)                      1999           1998            1997
--------------                   -----------    -----------    -----------

U.S. current                     $    18,962    $   (20,842)   $    22,146
U.S. deferred                          7,151        (62,366)        34,344
State current                            313            236            587
State deferred                          (313)        (1,080)          (622)
Foreign current                        5,232            927          2,836
Foreign deferred                      (3,175)           442           (884)
                                 -----------    -----------    -----------
                                 $    28,170    $   (82,683)   $    58,407
                                 -----------    -----------    -----------


NOTE 5 - COMMON STOCK, STOCK OPTIONS AND STOCKHOLDER RIGHTS

The Company has two stock option plans, the 1992 Stock Option and Restricted Stock Plan ("1992 Plan") and the 1988 Non-Employee Director Stock Option Plan ("1988 Plan"). The Company accounts for these plans under APB Opinion 25, under which no compensation cost has been recognized in the accompanying financial statements.

Under the Company's 1992 Plan, the Board of Directors may grant stock options and award restricted stock. No restricted stock has been issued under the 1992 Plan. Since the adoption of the 1992 Plan, stock options have been issued at the market price on the date of grant. The earliest the granted options may be exercised is over a three year period at the rate of 33 1/3% each year commencing on the first anniversary of the grant date. The options expire ten years from the grant date. The 1992 Plan was amended in 1997, by a vote of the shareholders, to increase the maximum number of shares of common stock that may be issued under the 1992 Plan to 4,000,000 shares. At December 31, 1999, the Company had reserved 3,789,180 shares of common stock for issuance, including 487,945 shares available for grant, under its 1992 Plan.

The Company's 1988 Plan allows stock options to be issued to certain non-employee directors at the market price on the date of grant. The options may be exercised one year after issue and expire ten years from the grant date. The 1988 Plan provides for the grant of options to purchase a maximum of 550,000 shares of the Company's authorized but unissued common stock. At December 31, 1999, the Company had reserved 419,000 shares of common stock for issuance, including 195,500 shares available for grant, under its 1988 Plan.

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

Stock options outstanding under the plans mentioned above and two previously terminated plans are presented for the periods indicated.


                                                                                     Number               Option
                                                                                    of Shares           Price Range
                                                                                  -----------          --------------
OUTSTANDING DECEMBER 31, 1996                                                       1,602,098          $ 10.63-$40.38
                                                                                  -----------          --------------
  Granted                                                                             707,307          $ 39.63-$39.88
  Exercised                                                                          (102,141)         $ 10.63-$40.38
  Canceled                                                                             (1,929)         $ 24.25-$27.25
                                                                                  -----------          --------------
OUTSTANDING DECEMBER 31, 1997                                                       2,205,335          $ 11.63-$40.38
                                                                                  -----------          --------------
  Granted                                                                             722,604          $ 35.94-$37.75
  Exercised                                                                           (82,470)         $ 11.63-$40.38
  Canceled                                                                            (28,227)         $ 24.25-$40.38
                                                                                  -----------          --------------
OUTSTANDING DECEMBER 31, 1998                                                       2,817,242          $ 13.38-$40.38
                                                                                  -----------          --------------
  Granted                                                                             810,895          $ 20.06-$27,50
  Exercised                                                                           (64,055)         $ 13.38-$24.25
  Canceled                                                                            (85,812)         $ 20.06-$40.38
                                                                                  -----------          --------------
OUTSTANDING DECEMBER 31, 1999                                                       3,478,270          $ 13.50-$40.38
                                                                                  -----------          --------------

EXERCISABLE AT DECEMBER 31, 1999                                                    2,207,545          $ 13.50-$40.38
                                                                                  -----------          --------------


The SFAS No. 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively as follows:


(amounts expressed in percentages)                                            1999             1998              1997
----------------------------------                                         --------          --------           -------

Interest rate                                                                 5.50             5.75              6.03
Dividend yield                                                                 .40              .40               .40
Expected volatility                                                          42.95            32.66             32.97
Expected life                                                                 8.80             9.74              7.00

The weighted average fair value of options granted using the Black-Scholes option pricing model for 1999, 1998 and 1997, respectively is as follows:


(amounts expressed in dollars)                                                1999             1998              1997
------------------------------                                             --------          --------           -------
Black-Scholes model weighted average fair value
   option price                                                             $10.01           $19.02            $18.28

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


(in thousands except per share amounts)                                 1999               1998                1997
---------------------------------------                                -------          ----------           --------

Net Income:
   As Reported                                                         $49,461          $ (164,025)          $ 99,278
   Pro Forma                                                           $41,176          $ (171,741)          $ 95,591
Basic Earnings Per Share:
   As Reported                                                         $   .87          $    (2.88)          $   1.75
   Pro Forma                                                           $   .72          $    (3.02)          $   1.68
Diluted Earnings Per Share:
   As Reported                                                         $   .86          $    (2.88)          $   1.73
   Pro Forma                                                           $   .72          $    (3.02)          $   1.66

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

The Company sponsors other plans for the benefit of its employees and retirees. These plans include health care and life insurance benefits. The following table reflects the required SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," disclosures at December 31:


                                                           Pension Benefits                     Other Benefits
                                                     ---------------------------         --------------------------
(in thousands)                                          1999              1998             1999              1998
--------------                                       ---------         ---------         --------          --------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $  82,823         $  62,487         $  3,187          $  2,384
Service cost                                             3,802             3,811              294               268
Interest cost                                            4,720             4,704              188               185
Plan participants' contributions                                                               38                22
Amendments                                                                   489             (363)
Actuarial (gain) loss                                  (24,294)           14,059             (533)              358
Benefit paid                                            (2,857)           (2,727)             (72)              (30)
                                                     ---------         ---------         --------          --------
Benefit obligation at year end                       $  64,194         $  82,823         $  2,739          $  3,187
                                                     ---------         ---------         --------          --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $  60,559         $  55,611         $                 $
Actual return on plan assets                             1,083             7,322
Employer contribution                                      383               351               72                30
Benefit paid                                            (2,857)           (2,725)             (72)              (30)
                                                     ---------         ---------         --------          --------
Fair value of plan at end of year                    $  59,168         $  60,559         $                 $
                                                     ---------         ---------         --------          --------
Fund status                                          $  (5,026)        $ (22,264)        $ (2,738)         $ (3,187)
Unrecognized net actuarial loss (gain)                 (18,989)            2,157              222               790
Unrecognized prior service cost                          3,035             3,327             (334)
Unrecognized net transition obligation (assets)          1,239             1,263
                                                     ---------         ---------         --------          --------
Prepaid (accrued) benefit costs                      $ (19,741)        $ (15,517)        $ (2,850)         $ (2,397)
                                                     ---------         ---------         --------          --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $   3,802         $   3,811         $    294          $    268
Interest cost                                            4,720             4,704              188               185
Expected return on plan assets                          (4,264)           (3,908)
Transition (assets) obligation recognition                  24                24
Amortization of prior service cost                         291               291              (30)
Recognized net actuarial loss                               35               286               34                23
                                                     ---------         ---------         --------          --------
Net periodic benefit cost                            $   4,608         $   5,208         $    486          $    476
                                                     ---------         ---------         --------          --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                            8.00%             6.75%            8.00%             6.75%
Expected return on plan assets                           8.50%             8.50%
Rate of compensation increase                            5.50%             5.50%            5.50%             5.50%

The following table reflects the aggregate pension obligation components required by SFAS No. 132 for the defined benefit pension plan and the restoration benefit plan, which are aggregated in the previous tables, at December 31:

                                             Defined Benefit         Restoration
                                               Pension Plan          Benefit Plan
                                           -------------------    --------------------
(in thousands)                               1999       1998        1999        1998
-------------                              --------   --------    --------    --------
AGGREGATED PENSION BENEFITS
Aggregate fair value of plan assets         $59,168    $60,559     $          $
Aggregate accumulated benefit obligation     56,092     68,283       8,102      14,540
                                            -------    -------     -------    --------
Fund status of net periodic
   benefit assets (obligation)              $ 3,076    $(7,724)    $(8,102)   $(14,540)
                                            -------    -------     -------    --------


Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following results:

                                             1-Percentage-   1-Percentage-
(in thousands)                               Point increase  Point decrease
--------------                               --------------  --------------
Total service and interest cost components         $  544         $  429
Total postretirement benefit obligation            $3,048         $2,474

EMPLOYEE SAVINGS PLAN ("ESP")

The Company has an ESP which is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant's contribution not to exceed six percent of the employee's base compensation. The following table indicates the Company's contribution for the years ended December 31:

(in thousands)                    1999       1998       1997
--------------                   ------     ------     ------
Employers' plan contribution     $1,823     $1,938     $1,369

NOTE 7 - ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Included in accounts receivable-trade is an allowance for doubtful accounts at December 31:

(in thousands)                       1999       1998
--------------                      ------     ------
Allowance for doubtful accounts     $1,237     $1,146

Other current assets include the following at December 31:

(in thousands)                     1999        1998
--------------                   -------     -------
Deferred tax asset               $   859     $28,459
Prepaid federal income taxes     $30,000     $ 4,276

Other current liabilities include the following at December 31:

(in thousands)                              1999         1998
--------------                             -------     -------
Gas imbalance liabilities                  $ 2,604     $ 4,761
Note payable unconsolidated subsidiary     $23,245     $
Accrued interest payable                   $10,897     $12,251
Louisiana workers compensation             $ 4,751     $ 4,345

Oil and gas operations expense included the following for the years ended December 31:

(in thousands)                     1999          1998            1997
--------------                  ---------      ---------      ---------
Lease operating expense         $ 112,997      $ 142,673      $ 151,712
Production taxes                    6,679          8,436         11,947
Other                              (2,978)        (2,079)        (2,894)
                                ---------      ---------      ---------
   Total operations expense     $ 116,698      $ 149,030      $ 160,765
                                ---------      ---------      ---------

Oil and gas exploration expense included the following for the years ended December 31:

(in thousands)                       1999         1998         1997
--------------                     --------     --------     --------
Dry hole expense                    $19,204     $ 57,736      $46,902
Undeveloped lease amortization        9,645        7,953        8,146
Abandoned assets                      2,483       15,325        4,923
Seismic                               7,797       15,754       19,095
Other                                 7,655       13,390        7,632
                                    -------     --------      -------
   Total exploration expense        $46,784     $110,158      $86,698
                                    -------     --------      -------

During the past three years, there was no purchaser that accounted for more than ten percent of total oil and gas sales and royalties.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 121 and any assets impaired are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties is charged to "Impairment of Operating Assets." The Company recorded no asset impairments under SFAS No. 121 during 1999 or 1997. In December 1998, the Company recorded a $223.3 million pre-tax charge for the write-down under SFAS No. 121 of properties due to downward reserve revisions.

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


                                                                   Natural Gas and Casinghead Gas (MMCF)
                                       ---------------------------------------------------------------------------------------
                                        United       Other      Equatorial                             United
PROVED RESERVES AS OF:                  States       Int'l        Guinea      Ecuador    Argentina     Kingdom        Total
---------------------                  ---------   ----------   ----------   ----------  ----------   ----------    ----------
JANUARY 1, 1999                          873,222                   321,642                    5,386       39,056     1,239,306
Revisions of previous estimates          (15,700)                   63,478                      482       (2,392)       45,868
Extensions, discoveries and
   other additions                        87,293                                 87,500                      192       174,985
Production                              (150,871)                   (1,018)                    (647)     (10,404)     (162,940)
Sale of minerals in place                (34,165)                                                                      (34,165)
Purchase of minerals in place                  2                                                                             2
-----------------------------          ---------   ----------   ----------   ----------  ----------   ----------    ----------
DECEMBER 31, 1999                        759,781                   384,102       87,500       5,221       26,452     1,263,056
-----------------                      ---------   ----------   ----------   ----------  ----------   ----------    ----------

PROVED RESERVES AS OF:
---------------------                  ---------   ----------   ----------   ----------  ----------   ----------    ----------
JANUARY 1, 1998                        1,107,158                   322,205                    5,565       47,287     1,482,215
Revisions of previous estimates         (155,314)                      396                       27       (1,030)     (155,921)
Extensions, discoveries and
   other additions                        71,061                                                                        71,061
Production                              (196,220)                     (959)                    (206)      (7,201)     (204,586)
Sale of minerals in place                 (2,232)                                                                       (2,232)
Purchase of minerals in place             48,769                                                                        48,769
-----------------------------          ---------   ----------   ----------   ----------  ----------   ----------    ----------
DECEMBER 31, 1998                        873,222                   321,642                    5,386       39,056     1,239,306
-----------------                      ---------   ----------   ----------   ----------  ----------   ----------    ----------

PROVED RESERVES AS OF:
---------------------                  ---------   ----------   ----------   ----------  ----------   ----------    ----------
JANUARY 1, 1997                        1,079,607       26,601                                 5,676       44,366     1,156,250
Revisions of previous estimates           (1,228)      (2,554)         545                       (5)         904        (2,338)
Extensions, discoveries and
   other additions                       226,546                   322,205                                 7,025       555,776
Production                              (195,085)      (1,892)        (545)                    (106)      (5,008)     (202,636)
Sale of minerals in place                 (6,934)     (22,299)                                                         (29,233)
Purchase of minerals in place              4,252          144                                                            4,396
-----------------------------          ---------   ----------   ----------   ----------  ----------   ----------    ----------
DECEMBER 31, 1997                      1,107,158                   322,205                    5,565       47,287     1,482,215
-----------------                      ---------   ----------   ----------   ----------  ----------   ----------    ----------

PROVED DEVELOPED GAS RESERVES AS OF:
------------------------------------
   January 1, 2000                       703,166                    11,687                    5,221       26,452       746,526
   January 1, 1999                       818,787                    12,862                    5,386       39,056       876,091
   January 1, 1998                     1,022,192                    13,425                    5,565       47,287     1,088,469
   January 1, 1997                     1,010,837       26,601                                 5,676       17,981     1,061,095

PROVED OIL RESERVES (Unaudited)

The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved oil reserves of the Company during each of the three years presented.


                                                          Crude Oil  and Condensate (BBLS in thousands)
                                         ------------------------------------------------------------------------------
                                          United        Other       Equatorial                   United
PROVED RESERVES AS OF:                    States        Int'l         Guinea      Argentina      Kingdom        Total
----------------------                   --------      --------     ----------    ---------      --------      --------
JANUARY 1, 1999                            77,306                      22,001        11,128         6,146       116,581
Revisions of previous estimates            (1,394)                      9,617           (24)          (57)        8,142
Extensions, discoveries and
   other additions                          3,687         9,768                                       354        13,809
Production                                 (8,952)                       (934)         (819)         (657)      (11,362)
Sale of minerals in place                  (5,125)                                                               (5,125)
Purchase of minerals in place                   1                                                                     1
                                         --------      --------      --------      --------      --------      --------
DECEMBER 31, 1999                          65,523         9,768        30,684        10,285         5,786       122,046
                                         --------      --------      --------      --------      --------      --------

PROVED RESERVES AS OF:
----------------------
JANUARY 1, 1998                            89,065                      22,766        11,997         7,035       130,863
Revisions of previous estimates            (5,935)                        166            16          (129)       (5,882)
Extensions, discoveries and
   other additions                          4,802                                                      35         4,837
Production                                (11,540)                       (931)         (885)         (795)      (14,151)
Sale of minerals in place                    (155)                                                                 (155)
Purchase of minerals in place               1,069                                                                 1,069
                                         --------      --------      --------      --------      --------      --------
DECEMBER 31, 1998                          77,306                      22,001        11,128         6,146       116,581
                                         --------      --------      --------      --------      --------      --------

PROVED RESERVES AS OF:
----------------------
JANUARY 1, 1997                            82,317         3,435         8,276        13,007         8,712       115,747
Revisions of previous estimates             1,516         1,676           117          (133)         (795)        2,381
Extensions, discoveries and
   other additions                         16,501            (1)       15,212                                    31,712
Production                                (11,450)         (426)         (839)         (877)         (882)      (14,474)
Sale of minerals in place                    (184)       (4,797)                                                 (4,981)
Purchase of minerals in place                 365           113                                                     478
                                         --------      --------      --------      --------      --------      --------
DECEMBER 31, 1997                          89,065                      22,766        11,997         7,035       130,863
                                         --------      --------      --------      --------      --------      --------

PROVED DEVELOPED OIL RESERVES AS OF:
------------------------------------
   January 1, 2000                         60,618         9,768        14,743        10,285         3,986        99,400
   January 1, 1999                         72,949                      11,425        11,128         4,346        99,848
   January 1, 1998                         82,713                      12,191        11,997         5,234       112,135
   January 1, 1997                         78,564         3,322         6,956        13,007         6,049       107,898

------------------

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

(in thousands)
--------------
                                      United       Other       Equatorial                                  United
DECEMBER 31, 1999                     States       Int'l         Guinea       Ecuador      Argentina       Kingdom         Total
----------------------------------  ---------    ---------     ----------   ----------     ---------      ---------      ---------
Revenues                            $ 493,718    $             $   16,036   $              $  14,302      $  24,677      $ 548,733
Production costs                      125,803                       3,183                      4,640          7,106        140,732
Exploration expenses                   45,461        2,779            196          130           542          4,270         53,378
DD&A and valuation provision          231,157          849          3,212           16         6,401         19,687        261,322
                                    ---------    ---------     ----------    ---------     ---------      ---------      ---------
Income (loss)                          91,297       (3,628)         9,445         (146)        2,719         (6,386)        93,301
Income tax expense (benefit)           31,646       (1,094)         4,428                      1,651          (733)        35,898
                                    ---------    ---------     ----------    ---------     ---------      ---------      ---------
Result of operations from
   producing activities (excluding
   corporate overhead and interest
   costs)                           $  59,651    $  (2,534)    $    5,017    $    (146)    $   1,068      $  (5,653)     $  57,403
                                    ---------    ---------     ----------    ---------     ---------      ---------      ---------

(in thousands)
--------------
                                      United      Other        Equatorial                                  United
DECEMBER 31, 1999                     States      Int'l          Guinea        Ecuador     Argentina       Kingdom         Total
----------------------------------  ---------   ---------      ----------    ----------    ---------      ---------      ---------
Revenues                            $ 564,771   $               $   10,282     $           $   9,105      $  25,006      $ 609,164
Production costs                      154,594                        2,962                     6,274          9,044        172,874
Exploration expenses                   90,614        9,987             658                        87          5,828        107,174
DD&A and valuation provision          513,725           46           2,998                     6,083         13,869        536,721*
                                    ---------    ---------      ----------     ---------   ---------      ---------      ---------
Income (loss)                        (194,162)     (10,033)          3,664                    (3,339)        (3,735)      (207,605)
Income tax expense (benefit)          (68,764)      (2,489)          1,786                    (1,822)          (794)       (72,083)
                                    ---------    ---------      ----------     ---------   ---------      ---------      ---------
Result of operations from
   producing activities (excluding
   corporate overhead and interest
   costs)                           $(125,398)   $  (7,544)     $    1,878     $           $  (1,517)     $  (2,941)     $(135,522)
                                    ---------    ---------      ----------     ---------   ---------      ---------      ---------

     *Includes a pre-tax charge of $223.3 million pursuant to SFAS No. 121.

(in thousands)
--------------
                                        United        Other      Equatorial                                United
DECEMBER 31, 1999                       States        Int'l        Guinea       Ecuador      Argentina     Kingdom        Total
-----------------------------------    --------     --------     ----------    ----------    ---------     --------      --------
Revenues                               $696,882     $  9,944      $ 14,824     $              $ 14,777     $ 24,718      $761,145
Production costs                        164,441        4,778         3,600                       5,555        8,220       186,594
Exploration expenses                     56,177       12,345         3,464                         804        7,942        80,732
DD&A and valuation provision            280,862        2,642         1,889                       5,037       12,399       302,829
                                       --------     --------      --------     ----------     --------     --------      --------
Income (loss)                           195,402       (9,821)        5,871                       3,381       (3,843)      190,990
Income tax expense (benefit)             67,934       (4,470)        4,654                       2,680       (3,047)       67,751
                                       --------     --------      --------     ----------     --------     --------      --------
Result of operations from
   producing activities (excluding
   corporate overhead and interest
   costs)                              $127,468     $ (5,351)     $  1,217     $              $    701     $   (796)     $123,239
                                       --------     --------      --------     ----------     --------     --------      --------

COSTS INCURRED IN OIL AND GAS ACTIVITIES (Unaudited)

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities for each of the years are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

(in thousands)
--------------
                                       United      Other      Equatorial                                  United
DECEMBER 31, 1999                      States      Int'l        Guinea        Ecuador     Argentina       Kingdom         Total
----------------------------------   ----------  ----------   ----------     ----------   ----------     ----------     ----------
Property acquisition costs
   Proved                            $       69  $            $              $            $              $              $       69
   Unproved                               7,280         620                                                                  7,900
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Total                                $    7,349  $      620   $              $            $              $              $    7,969
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Exploration costs                    $   43,999  $    7,382   $      123     $      130   $      340     $    3,229     $   55,203
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Development costs                    $   48,042  $    1,012   $    1,748     $    2,569   $    3,851     $    4,972     $   62,194
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------

(in thousands)
--------------
                                       United      Other      Equatorial                                  United
DECEMBER 31, 1999                      States      Int'l        Guinea        Ecuador     Argentina       Kingdom         Total
----------------------------------   ----------  ----------   ----------     ----------   ----------     ----------     ----------
Property acquisition costs
   Proved                            $   48,444  $            $              $            $              $              $   48,444
   Unproved                              36,760         500                                                     311         37,571
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Total                                $   85,204  $      500   $              $            $              $      311     $   86,015
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Exploration costs                    $  132,958  $    9,663   $      465     $            $      473     $    5,328     $  148,887
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Development costs                    $  242,838  $   10,251   $   10,977     $            $    7,918     $    9,761     $  281,745
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------

(in thousands)
--------------
                                       United      Other      Equatorial                                  United
DECEMBER 31, 1999                      States      Int'l        Guinea        Ecuador     Argentina       Kingdom         Total
----------------------------------   ----------  ----------   ----------     ----------   ----------     ----------     ----------
Property acquisition costs
    Proved                           $    3,884  $       28   $              $            $              $              $    3,912
    Unproved                             16,668       3,178                                                                 19,846
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Total                                $   20,552  $    3,206   $              $            $              $              $   23,758
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Exploration costs                    $   81,141  $   14,528   $    9,907     $            $              $   11,588     $  117,164
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------
Development costs                    $  201,788  $    1,538   $    2,871     $            $    5,558     $    4,213     $  215,968
                                     ----------  ----------   ----------     ----------   ----------     ----------     ----------

AGGREGATE CAPITALIZED COSTS (Unaudited)

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 are shown below:

                                                       1999                                               1998
                                   ---------------------------------------------      ---------------------------------------------
(in thousands)                         U. S.           Int'l            TOTAL            U. S.            Int'l            TOTAL
-------------------------------    -----------      -----------      -----------      -----------      -----------      -----------
Unproved oil and gas properties    $    79,823      $    13,288      $    93,111      $    86,844      $    15,302      $   102,146
Proved oil and gas properties        2,389,937          303,800        2,693,737        2,507,767          263,163        2,770,930
                                   -----------      -----------      -----------      -----------      -----------      -----------
                                     2,469,760          317,088        2,786,848        2,594,611          278,465        2,873,076
Accumulated DD&A                    (1,471,889)         (88,154)      (1,560,043)      (1,401,218)         (59,357)      (1,460,575)
                                   -----------      -----------      -----------      -----------      -----------      -----------
Net capitalized costs              $   997,871      $   228,934      $ 1,226,805      $ 1,193,393      $   219,108      $ 1,412,501
                                   -----------      -----------      -----------      -----------      -----------      -----------

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Unaudited)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1999, 1998 and 1997 in accordance with SFAS No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                       United       Other     Equatorial                                 United
DECEMBER 31, 1999                      States       Int'l       Guinea     Ecuador       Argentina       Kingdom         Total
----------------------------------   ----------   ----------  ----------  ----------     ----------     ----------     ----------
(in millions of dollars)
Future cash inflows                  $    3,565   $      220  $      779  $      320     $      243     $      181     $    5,308
Future production and
    development costs                     1,566          105         189          73            102             85          2,120
Future income tax expenses                  376           22         111          46             27             18            600
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Future net cash flows                     1,623           93         479         201            114             78          2,588
10% annual discount for
    estimated timing of cash flows          686           39         203          85             49             33          1,095
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Standardized measure of
    discounted future net
    cash flows                       $      937   $       54  $      276  $      116     $       65     $       45     $    1,493
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------

                                       United       Other     Equatorial                                 United
DECEMBER 31, 1999                      States       Int'l       Guinea     Ecuador       Argentina       Kingdom         Total
----------------------------------   ----------   ----------  ----------  ----------     ----------     ----------     ----------
(in millions of dollars)
Future cash inflows                  $    2,647   $           $      301  $              $       96     $      113     $    3,157
Future production and
    development costs                     1,146                      140                         30             62          1,378
Future income tax expenses                  182                       19                          8              6            215
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Future net cash flows                     1,319                      142                         58             45          1,564
10% annual discount for
    estimated timing of cash flows          490                       53                         22             17            582
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Standardized measure of
    discounted future net
    cash flows                       $      829   $           $       89  $              $       36     $       28     $      982
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------

                                       United       Other     Equatorial                                 United
DECEMBER 31, 1999                      States       Int'l       Guinea     Ecuador       Argentina       Kingdom         Total
----------------------------------   ----------   ----------  ----------  ----------     ----------     ----------     ----------
(in millions of dollars)
Future cash inflows                  $    4,330   $           $      498  $              $      196     $      259     $    5,283
Future production and
    development costs                     2,040                      148                        121             61          2,370
Future income tax expenses                  612                       93                         20             53            778
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Future net cash flows                     1,678                      257                         55            145          2,135
10% annual discount for
    estimated timing of cash flows          615                       95                         20             53            783
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------
Standardized measure of
    discounted future net
    cash flows                       $    1,063   $           $      162  $              $       35     $       92     $    1,352
                                     ----------   ----------  ----------  ----------     ----------     ----------     ----------


     Construction of AMPCO's Equatorial Guinea methanol plant is scheduled to be completed in the second quarter of 2001. The future net cash inflows for 1998 and 1999 do not include cash flows relating to the Company's anticipated future methanol sales. For more information regarding Samedan's methanol plant, see
Item 1. "Business--Unconsolidated Subsidiary" and Item 2. "Properties--Oil and Gas" of this Form 10-K.

Future cash inflows are estimated by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves, with consideration given to the effect of existing hedging contracts, if any.

The year-end weighted average oil market price utilized in the computation of future cash inflows was approximately $23.62 per BBL. West Texas intermediate crude oil price in mid February was approximately $27.25 per BBL, an increase of $3.63 per BBL compared to year-end 1999. The Company estimates that a $1.00 per BBL change in the average oil price from the year-end price would change discounted future net cash flows before income taxes by approximately $67 million.

The year-end weighted average gas market price utilized in the computation of future cash inflows was approximately $2.15 per MCF. Natural gas index prices at Henry Hub have increased approximately $.41 per MCF to $2.56 per MCF in mid February compared with the year-end price. The Company estimates that a $.10 per MCF change in the average gas price from the year-end price would change discounted future net cash flows before income taxes by approximately $68 million.

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

At December 31, 1999, the Company had estimated gas imbalance receivables of $17.9 million and estimated gas imbalance liabilities of $12.0 million; at year-end 1998, $19.1 million in receivables and $14.8 million in liabilities; and at year-end 1997, $18.5 million in receivables and $21.6 million in liabilities. Neither the gas imbalance receivables nor gas imbalance liabilities have been included in the standardized measure of discounted future net cash flows as of each of the three years ended December 31, 1999, 1998 and 1997.

SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS (Unaudited)

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, as required by Financial Accounting Standards Board's SFAS No. 69, at year end are shown below.

(in millions of dollars)                         1999         1998         1997
------------------------------------------     -------      -------      -------
Standardized measure of discounted
   future net cash flows at the beginning
   of the year                                 $   982      $ 1,352      $ 2,222
Extensions, discoveries and improved
   recovery, less related costs                    410           39          501
Revisions of previous quantity estimates            89         (132)          13
Changes in estimated future
   development costs                              (202)         (17)         (15)
Purchases (sales) of minerals in place             (58)          46          (45)
Net changes in prices and production costs         673         (443)      (1,259)
Accretion of discount                              102          189          310
Sales of oil and gas produced, net of
   production costs                               (425)        (454)        (594)
Development costs incurred during
   the period                                       21          127           38
Net change in income taxes                        (317)         503          332
Change in timing of estimated future
   production, and other                           218         (228)        (151)
                                               -------      -------      -------
Standardized measure of discounted
   future net cash flows at the end
   of the year                                 $ 1,493      $   982      $ 1,352
------------------------------------------     -------      -------      -------

INTERIM FINANCIAL INFORMATION (Unaudited)

Interim financial information for the years ended December 31, 1999 and 1998 is as follows:

                                                                   Quarter Ended
                                              ----------------------------------------------------------
(in thousands except per share amounts)        Mar. 31,        June 30,       Sept. 30,      Dec. 31,(1)
---------------------------------------       ----------      ----------     ----------      -----------
1999
Revenues                                      $  175,865      $  216,245     $  241,971      $  252,698
Gross profit from operations                  $      128      $   22,959     $   41,453      $   38,087
Net income                                    $   (8,901)     $    9,179     $   27,654      $   21,529
Basic earnings per share                      $     (.16)     $      .16     $      .49      $      .38
Diluted earnings per share                    $     (.16)     $      .16     $      .48      $      .38
1998
Revenues                                      $  246,535      $  237,392     $  205,803      $  203,841
Gross profit (loss) from operations           $   31,838      $   27,326     $  (25,616)     $ (235,922)
Net income                                    $   13,718      $   12,135     $  (25,150)     $ (164,728)
Basic earnings per share                      $      .24      $      .21     $     (.44)     $    (2.89)
Diluted earnings per share                    $      .24      $      .21     $     (.44)     $    (2.89)


(1) During the fourth quarters of 1999 and 1998, DD&A expense increased $7.6 million and $9.8 million, respectively, relating to the cumulative effect of oil and gas reserve revisions on the DD&A provision for the preceding three quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" in the Registrant's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" in the Registrant's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation and Benefits Committee and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation--Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 2000 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions" in the Registrant's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

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

     (b)  The Registrant made no filings on Form 8-K during 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NOBLE AFFILIATES, INC.

Date: March 13, 2000               By: /s/ James L. McElvany
                                   ---------------------------------------------
                                   James L. McElvany,
                                   Vice President-Finance and Treasurer

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

Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----

/s/ Robert Kelley                                  Chairman of the Board, President,         March 13, 2000
------------------------------------               Chief Executive Officer and
Robert Kelley                                      Director (Principal Executive
                                                   Officer)


/s/ James L. McElvany                              Vice President-Finance and Treasurer      March 13, 2000
------------------------------------               (Principal Financial and Accounting
James L. McElvany                                  Officer)


/s/ Alan A. Baker                                  Director                                  March 13, 2000
------------------------------------
Alan A. Baker

/s/ Michael A. Cawley                              Director                                  March 13, 2000
------------------------------------
Michael A. Cawley

/s/ Edward F. Cox                                  Director                                  March 13, 2000
------------------
Edward F. Cox

/s/ Thomas E. Hassen                               Director                                  March 13, 2000
------------------------------------
Thomas E. Hassen

/s/ Dale P. Jones                                  Director                                  March 13, 2000
------------------------------------
Dale P. Jones

/s/ Harold F. Kleinman                             Director                                  March 13, 2000
------------------------------------
Harold F. Kleinman

/s/ T. Don Stacy                                   Director                                  March 13, 2000
------------------------------------
T. Don Stacy

                                INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit **
------                                  ----------
3.1     --     Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2     --     Certificate of Designations of Series A Junior Participating
               Preferred Stock of the Registrant dated August 27, 1997 (filed
               Exhibit A of Exhibit 4.1 to the Registrant's Registration
               Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

3.3     --     Composite copy of Bylaws of the Registrant as currently in effect
               (filed as Exhibit 3.4 to the Registrants' Annual Report on Form
               10-K for the year ended December 31, 1997 and incorporated herein by reference).

3.4     --     Certificate of Designations of Series B Mandatorily Convertible
               Preferred Stock of the Registrant dated November 9, 1999.

4.1     --     Indenture dated as of October 14, 1993 between the Registrant and
               U.S. Trust Company of Texas, N.A., as Trustee, relating to the
               Registrant's 7 1/4% Notes Due 2023, including form of the
               Registrant's 7 1/4% Notes Due 2023 (filed as Exhibit 4.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1993 and incorporated herein by reference).

4.2     --     Indenture relating to Senior Debt Securities dated as of April 1,
               1997 between the Registrant and U.S. Trust Company of Texas,
               N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1997 and incorporated herein by reference).

4.3     --     First Indenture Supplement relating to $250 million of the
               Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A., as
               Trustee (filed as Exhibit 4.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.4     --     Second Indenture Supplement, between the Company and U.S. Trust
               Company of Texas, N.A. as trustee, relating to $100 million of the Registrant's 7 1/4% Senior Debentures Due 2097 dated as of
               August 1, 1997 (filed as Exhibit 4.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

4.5     --     Rights Agreement, dated as of August 27, 1997, between the
               Registrant and Liberty Bank and Trust Company of Oklahoma City,
               N.A., as Right's Agent (filed as Exhibit 4.1 to the Registrant's
               Registration Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

4.6     --     Amendment No. 1 to Rights Agreement dated as of December 8, 1998, between the Registrant and Bank One Trust Company, as successor
               Rights Agent to Liberty Bank and Trust Company of Oklahoma City,
               N.A. (filed as Exhibit 4.2 to the Registrant's Registration
               Statement on Form 8-A/A (Amendment No. 1) filed on December 14,
               1998 and incorporated herein by reference).

10.1*   --     Samedan Oil Corporation Bonus Plan, as amended and restated on
               September 24, 1996 (filed as Exhibit 10.1 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996 and incorporated herein by reference).

10.2*   --     Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21, 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference).

10.3 *  --     Noble Affiliates Thrift Restoration Plan dated May 9, 1994 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1994 and incorporated herein by reference).

Exhibit
Number                                  Exhibit **
------                                  ----------

10.4*   --     Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994 and incorporated herein by reference).

10.5*   --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
               Plan, as amended and restated, dated November 2, 1992 (filed as
               Exhibit 4.1 to the Registrant's Registration Statement on Form
               S-8 (Registration No. 33-54084) and incorporated herein by reference).

10.6*   --     1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration
               No. 2-81590) and incorporated herein by reference).

10.7*   --     Amendment No. 1 to the 1982 Stock Option Plan of the Registrant
               (filed as Exhibit 4.2 to the Registrant's Registration Statement
               on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.8*   --     Amendment No. 2 to the 1982 Stock Option Plan of the Registrant
               (filed as Exhibit 10.11 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.9*   --     1988 Nonqualified Stock Option Plan for Non-Employee Directors of
               the Registrant, as amended and restated, effective as of January
               30, 1996 (filed as Exhibit 10.13 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.10*  --     Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.18 to the Registrant's Annual Report of Form 10-K
               for the year ended December 31, 1995 and incorporated herein by reference).

10.11   --     Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993 and incorporated herein by reference).

10.12   --     Stock Purchase Agreement dated as of July 1, 1996, between
               Samedan Oil Corporation and Enterprise Diversified Holdings
               Incorporated (filed as Exhibit 2.1 to the Registrant's Current
               Report on Form8-K (Date of Event: July 31, 1996) dated August 13,
               1996 and incorporated herein by reference).

10.13*  --     Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
               Plan, as amended and restated on December 10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996 and incorporated herein by reference).

10.14   --     Amended and Restated Credit Agreement dated as of December 24,
               1997 among the Registrant, as borrower, and Union Bank of
               Switzerland, Houston agency, as the agent for the lender, and
               NationsBank of Texas, N.A. and Texas Commerce Bank National
               Association, as managing agents, and Bank of Montreal, CIBC Inc.,
               The First National Bank of Chicago, Royal Bank of Canada, and
               Societe Generale, Southwest agency, as co-agents, and certain commercial lending institutions, as lenders (filed as Exhibit
               10.20 to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997 and incorporated herein by reference).

Exhibit
Number                                  Exhibit **
------                                  ----------

10.15   --     Noble Preferred Stock Remarketing and Registration Rights
               Agreement dated as of November 10, 1999 by and among the
               Registrant, Noble Share Trust, The Chase Manhattan Bank, and
               Donaldson, Lufkin & Jenrette Securities Corporation.

21      --     Subsidiaries

23      --     Consent of Arthur Andersen LLP.

27      --     Financial Data Schedule.

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

          ** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Vice
               President-Finance and Treasurer, Noble Affiliates, Inc., Post
               Office Box 1967, Ardmore, Oklahoma 73402.

DIRECTORS                                                   DIRECTORS EMERITI

ROBERT KELLEY                                               EDGAR HOLT
Chairman of the Board,                                      GEORGE J. MCLEOD
President and Chief Executive Officer,                      JOHN F. SNODGRASS
Noble Affiliates, Inc.                                      JACK D. WILKES

ALAN A. BAKER                                               EXECUTIVE OFFICERS
Consultant and former Chairman and
Chief Executive Officer,                                    ROBERT KELLEY
Halliburton Energy Services                                 Chairman of the Board,
                                                            President and Chief Executive Officer,
MICHAEL A. CAWLEY                                           Noble Affiliates, Inc.
Trustee, President and Chief Executive Officer,
The Samuel Roberts Noble Foundation, Inc.                   DAN O. DINGES
                                                            Senior Vice President and
EDWARD F. COX                                               Division General Manager of
Partner, law firm of                                        Samedan Oil Corporation
Patterson, Belknap, Webb and Tyler
                                                            JAMES L. MCELVANY
THOMAS E. HASSEN                                            Vice President-Finance
Managing Director, Co-head                                  and Treasurer, Noble Affiliates, Inc.
Global Energy Resources Group,
Credit Suisse First Boston Corporation                      W. A. POILLION
                                                            Senior Vice President-Production and Drilling
DALE P. JONES                                               of Samedan Oil Corporation
Consultant and former Vice Chairman and
President, Halliburton Company                              ORVILLE WALRAVEN
                                                            Corporate Secretary of Noble Affiliates, Inc. and
HAROLD F. KLEINMAN                                          Senior Vice President-Land of
Partner, law firm of                                        Samedan Oil Corporation
Thompson & Knight L.L.P.
                                                            JAMES C. WOODSON
T. DON STACY                                                Senior Vice President-Exploration of
Former Chairman and                                         Samedan Oil Corporation
President of Amoco Eurasia Petroleum Co.

CORPORATE AND SUBSIDIARY OFFICES                  OPERATIONAL OFFICES
NOBLE AFFILIATES, INC.
                                                  DOMESTIC OFFSHORE
CORPORATE HEADQUARTERS                            Samedan Oil Corporation
110 West Broadway                                 350 Glenborough
Post Office Box 1967                              Suite 240
Ardmore, Oklahoma 73402                           Houston, Texas 77067
(580) 223-4110
                                                  DOMESTIC ONSHORE
INVESTOR RELATIONS                                Samedan Oil Corporation
William R. McKown III                             12600 Northborough
Assistant Treasurer                               Suite 250
(580) 221-1235                                    Houston, Texas 77067
investor_relations@samedan.com
                                                  INTERNATIONAL
                                                  Samedan Oil Corporation
SUBSIDIARY HEADQUARTERS                           350 Glenborough
                                                  Suite 300
SAMEDAN OIL CORPORATION                           Houston, Texas 77067
110 West Broadway
Post Office Box 909                               INDEPENDENT PUBLIC ACCOUNTANTS
Ardmore, Oklahoma 73402                           Arthur Andersen LLP
                                                  Oklahoma City, Oklahoma
ENERGY DEVELOPMENT CORPORATION
110 West Broadway                                 TRANSFER AGENT AND REGISTRAR
Post Office Box 786                               First Chicago Trust Company
Ardmore, Oklahoma 73402                           525 Washington Boulevard
                                                  Jersey City, New Jersey 07310
NOBLE GAS MARKETING, INC.
350 Glenborough                                   COMMON STOCK LISTED
Suite 180                                         New York Stock Exchange
Houston, Texas 77067                              Symbol - NBL

NOBLE TRADING, INC.
110 West Broadway
Post Office Box 909
Ardmore, Oklahoma 73402




Annual Meeting

The Annual Meeting of Stockholders of Noble Affiliates, Inc. will be held on Tuesday, April 25, 2000, at 10:00 a.m. at the Charles B. Goddard Center located at "D" Street and First Avenue S.W. in Ardmore, Oklahoma. All stockholders are cordially invited to attend.

Form 10-K

The Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, is included in this report. Additional copies are available without charge upon request by writing to the Vice President-Finance and Treasurer, Noble Affiliates, Inc., P. O. Box 1967, Ardmore, Oklahoma 73402, or via the Securities and Exchange Commission's Internet website: http://www.sec.gov.