Form 10-K405/A
period 1999-12-31
NOBLE AFFILIATES INC
filed 2000-03-28
CIK 72207

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

================================================================================

         Item 8 of Noble Affiliates, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") is hereby amended. Such item is set forth herein in its entirety, as amended.

         Item 8 is hereby amended to reflect the correction of the headings on certain tables contained on pages 54, 55 and 56 of the 1999 Form 10-K, in order to change the year of such headings from 1999 to 1998 and 1997, where appropriate and as shown herein.

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

(in thousands)
--------------
                                      United      Other        Equatorial                                  United
DECEMBER 31, 1998                     States      Int'l          Guinea        Ecuador     Argentina       Kingdom         Total
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

(in thousands)
--------------
                                        United        Other      Equatorial                                United
DECEMBER 31, 1997                       States        Int'l        Guinea       Ecuador      Argentina     Kingdom        Total
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

(in thousands)
--------------
                                       United      Other      Equatorial                                  United
DECEMBER 31, 1998                      States      Int'l        Guinea        Ecuador     Argentina       Kingdom         Total
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

(in thousands)
--------------
                                       United      Other      Equatorial                                  United
DECEMBER 31, 1997                      States      Int'l        Guinea        Ecuador     Argentina       Kingdom         Total
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

                                       United       Other     Equatorial                                 United
DECEMBER 31, 1998                      States       Int'l       Guinea     Ecuador       Argentina       Kingdom         Total
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

                                       United       Other     Equatorial                                 United
DECEMBER 31, 1997                      States       Int'l       Guinea     Ecuador       Argentina       Kingdom         Total
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

                                   SIGNATURES

Pursuant to the requirements of Section 27 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NOBLE AFFILIATES, INC.

Date: March 27, 2000               By: /s/ James L. McElvany
                                   ---------------------------------------------
                                   James L. McElvany,
                                   Vice President-Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----

/s/ Robert Kelley                                  Chairman of the Board, President,         March 27, 2000
------------------------------------               Chief Executive Officer and
Robert Kelley                                      Director (Principal Executive
                                                   Officer)


/s/ James L. McElvany                              Vice President-Finance and Treasurer      March 27, 2000
------------------------------------               (Principal Financial and Accounting
James L. McElvany                                  Officer)


/s/ Alan A. Baker                                  Director                                  March 27, 2000
------------------------------------
Alan A. Baker

/s/ Michael A. Cawley                              Director                                  March 27, 2000
------------------------------------
Michael A. Cawley

/s/ Edward F. Cox                                  Director                                  March 27, 2000
------------------
Edward F. Cox

/s/ Thomas E. Hassen                               Director                                  March 27, 2000
------------------------------------
Thomas E. Hassen

/s/ Dale P. Jones                                  Director                                  March 27, 2000
------------------------------------
Dale P. Jones

/s/ Harold F. Kleinman                             Director                                  March 27, 2000
------------------------------------
Harold F. Kleinman

/s/ T. Don Stacy                                   Director                                  March 27, 2000
------------------------------------
T. Don Stacy

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

23.1*** --     Consent of Arthur Andersen LLP.

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

          ***  Filed herewith