Form 10-Q
period 2000-03-31
NOBLE AFFILIATES INC
filed 2000-05-15
CIK 72207

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q



              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

   Number of shares of common stock outstanding as of May 3, 2000: 55,711,065

===============================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                              March 31,                 December 31,
                                                                               2000                        1999
                                                                         ------------------           ----------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $      4,635                 $     2,925
   Accounts receivable-trade.........................................           112,718                      98,794
   Materials and supplies inventories................................             3,756                       5,517
   Other current assets..............................................            38,873                      40,678
                                                                           -------------                ------------

   Total Current Assets..............................................           159,982                     147,914
                                                                           -------------                ------------

Property, Plant and Equipment, at cost...............................         2,871,705                   2,830,793
   Less:  accumulated depreciation,
          depletion and amortization.................................        (1,615,669)                 (1,588,423)
                                                                           -------------                ------------

                                                                              1,256,036                   1,242,370
                                                                           -------------                ------------

Investment in unconsolidated subsidiary..............................            20,690                      15,625

Other Assets.........................................................            51,649                      44,442
                                                                           -------------                ------------

   Total Assets......................................................      $  1,488,357                 $ 1,450,351
                                                                           =============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $    110,626                 $   103,753
   Other current liabilities.........................................            32,069                      48,215
   Income taxes-current..............................................            43,465                      32,503
                                                                           -------------                ------------

   Total Current Liabilities.........................................           186,160                     184,471
                                                                           -------------                ------------

Deferred Income Taxes................................................            88,174                      83,075
                                                                           -------------                ------------

Other Deferred Credits and Noncurrent Liabilities....................            55,390                      53,877
                                                                           -------------                ------------

Long-term Debt.......................................................           480,362                     445,319
                                                                           -------------                ------------

Shareholders' Equity:
   Common stock......................................................           195,289                     195,231
   Capital in excess of par value....................................           361,246                     360,983
   Retained earnings.................................................           167,412                     142,813
                                                                           -------------                ------------

                                                                                723,947                     699,027
Less common stock in treasury at cost
  (December 31, 1999, 1,524,900 shares and
   March 31, 2000, 2,911,300 shares).................................           (45,676)                    (15,418)
                                                                           -------------                ------------

   Total Shareholders' Equity........................................           678,271                     683,609
                                                                           -------------                ------------

   Total Liabilities and Shareholders' Equity........................      $  1,488,357                 $ 1,450,351
                                                                           =============                ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                  2000                      1999
                                                                            --------------              ------------
REVENUES:
    Oil and gas sales and royalties....................................       $  151,003                $  112,233
    Gathering, marketing and processing................................          117,869                    63,633
    Other income.......................................................            2,889                     2,046
                                                                            --------------              ------------

                                                                                 271,761                   177,912
                                                                            --------------              ------------


COSTS AND EXPENSES:
    Oil and gas operations.............................................           26,165                    31,352
    Oil and gas exploration............................................           15,991                    10,240
    Gathering, marketing and processing................................          114,183                    58,503
    Depreciation, depletion and amortization...........................           51,558                    66,549
    Selling, general and administrative................................           11,971                    11,391
    Interest...........................................................            9,622                    13,035
    Interest capitalized...............................................           (1,081)                   (1,123)
                                                                            --------------              ------------

                                                                                 228,409                   189,947
                                                                            --------------              ------------

INCOME (LOSS) BEFORE TAXES.............................................           43,352                   (12,035)

INCOME TAX PROVISION (BENEFIT).........................................           16,472 (1)                (3,134)(1)
                                                                            --------------              ------------

NET INCOME (LOSS)......................................................       $   26,880                $   (8,901)
                                                                            ==============              ============

BASIC EARNINGS (LOSS) PER SHARE........................................       $      .48 (2)            $     (.16)(2)
                                                                            ==============              ============

DILUTED EARNINGS (LOSS) PER SHARE......................................       $      .47 (2)            $     (.16)(2)
                                                                            ==============              ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                   2000                      1999
                                                                             --------------             -------------
Cash Flows from Operating Activities:
   Net income (loss).....................................................      $   26,880                $  (8,901)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................          51,558                   66,549
     Amortization of undeveloped lease costs, net........................           2,377                    1,178
     Increase (decrease) in deferred credits.............................           6,612                   (7,925)
     (Increase) decrease in other assets and other noncash items, net...           (6,316)                  (2,579)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................         (13,925)                  24,565
     (Increase) decrease in other current assets and inventories.........           3,374                    8,323
     Increase (decrease) in accounts payable.............................           6,873                  (23,548)
     Increase (decrease) in other current liabilities....................          (5,184)                   3,481
                                                                              -------------             -------------

Net Cash Provided by Operating Activities                                          72,249                   61,143
                                                                              -------------             -------------

Cash Flows From Investing Activities:
   Capital expenditures..................................................         (73,473)                 (12,763)
   Investment in unconsolidated subsidiary...............................          (5,066)                  (8,451)
   Proceeds from sale of property, plant and equipment...................           5,218                      226
                                                                              -------------             -------------

Net Cash Used in Investing Activities ...................................         (73,321)                 (20,988)
                                                                              -------------             -------------

Cash Flows From Financing Activities:
   Noble Affiliates share repurchase.....................................         (30,258)
   Exercise of stock options.............................................             322
   Cash dividends........................................................          (2,282)                  (2,279)
   Proceeds from bank borrowings.........................................          35,000
                                                                              -------------             -------------

Net Cash Provided by (Used in) Financing Activities......................           2,782                   (2,279)
                                                                              -------------             -------------

Increase (Decrease) in Cash and Short-term Investments...................           1,710                   37,876
                                                                              -------------             -------------

Cash and Short-term Investments at Beginning of Period...................           2,925                   19,100
                                                                              -------------             -------------

Cash and Short-term Investments at End of Period.........................      $    4,635                $  56,976
                                                                              =============             =============


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................      $    3,460                $   6,116
   Income taxes..........................................................      $        0                $       0


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and the cash flows for the three month periods ended March 31, 2000 and 1999. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(1)  INCOME TAX PROVISION (BENEFIT)

       For the three months ended March 31:

                                                                                          (In thousands)
                                                                                ------------------------------------
                                                                                  2000                       1999
                                                                                ---------                 ---------
       Current...............................................................   $ 11,326                   $ (7,469)
       Deferred..............................................................      5,146                      4,335
                                                                                ---------                  ---------

                                                                                $ 16,472                   $ (3,134)
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

       The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS for the quarter ending March 31:

                                                                         2000                          1999
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)/shares                                         $26,880         56,396      $(8,901)          56,981
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $.48                        $(.16)
---------------------------------------------------------------------------------------------------------------------

Net income (loss)/shares                                         $26,880         56,396      $(8,901)          56,981
Effect of Dilutive Securities
-----------------------------
   Stock options (1)                                                                260
Adjusted net income (loss)/shares                                $26,880         56,656      $(8,901)          56,981
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $.47                        $(.16)
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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,162,000 recorded in other income for the three months ended March 31, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

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

       (4)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $101.3 million. The total cost of the methanol project is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $45.5 million due in 2000.

       (5) COMPANY STOCK REPURCHASE PLAN

       The Company's Board of Directors authorized a repurchase of up to $50 million in the Company's common stock. As of March 31, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.


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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $72.2 million in the three months ended March 31, 2000 from $61.1 million in the same period of 1999. Cash and short-term investments increased from $2.9 million at December 31, 1999 to $4.6 million at March 31, 2000.

       During the first quarter of 2000, the Company borrowed $35.0 million on its $300 million credit facility. At December 31, 1999, there was no debt outstanding on the $300 million credit facility. Long-term debt at March 31, 2000 was $480.4 million compared with $445.3 million at December 31, 1999.

       The Company has expended approximately $78.5 million of its $426.0 million 2000 capital budget through March 31, 2000. The Company expects to fund its remaining 2000 capital budget from cash flows from operations and additional borrowings from the credit facilities as required. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

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

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol is expected by the second quarter of 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of AMPCO. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $101.3 million. The total cost of the methanol project is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $45.5 million due in 2000.

       The Company follows the entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $17.9 million at March 31, 2000 and $17.9 million at December 31, 1999. Estimated gas imbalance liabilities were $12.3 million at March 31, 2000 and $12.0 at December 31, 1999. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the first quarter of 2000, the Company recorded net income of $26.9 million, or $.48 per share, compared with a net loss of $8.9 million, or $(.16) per share, in the first quarter of 1999. The increase resulted primarily from substantially higher product prices.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, increased 16 percent for the three months ended March 31, 2000 compared with the same period in 1999. The primary reason for the increased sales was an increase in average gas price of 40 percent in the 2000 first quarter compared with the first quarter of 1999.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 88 percent for the three months ended March 31, 2000, compared with the same period in 1999. The increase in sales was due to an average oil price increase of 137 percent in the first quarter of 2000 compared with the first quarter of 1999.

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

       For the first quarter of 2000, revenues and expenses from NGM and NTI third party sales totaled $117.9 million and $114.2 million, respectively, for a combined gross margin of $3.7 million. In comparison, for the first quarter of 1999 NGM and NTI third party sales and expenses of $63.6 million and $58.5 million, respectively, resulted in a combined gross margin of $5.1 million.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,162,000 recorded in other income for the three months ended March 31, 2000.

       The effect of these premium swap hedges was a $2.43 per BBL reduction in the average crude oil price for the first quarter. Premium swap hedges for April 2000 through December 2000, which average 7,000 BBLS per day, were not closed at March 31, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       The net effect of these costless collar hedges was a $.06 per BBL reduction in the average crude oil price for the first quarter. Costless collar hedges for April 2000, which average 2,000 BBLS per day, were not closed at March 31, 2000.

       The Company had no natural gas or crude oil hedging contracts related to its production in the first quarter of 1999.

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

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 2000 the Company had no material market risk exposure from NGM's hedging activity. During the first quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 541,000 MMBTU's of gas per day. Hedges for April 2000 through March 2001, which range from 31,000 MMBTU's to 442,000 MMBTU's of gas per day, and from June 2001 through May 2006, for 20,000 MMBTU's of gas per day, for future physical transactions, were not closed at March 31, 2000. During the first quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 728,000 MMBTU's of gas per day.

       Certain selected oil and gas operating statistics follow:

                                                                                For the three months
                                                                                  ended March 31,
                                                                               -----------------------
                                                                                 2000          1999
                                                                               ---------    ----------
Oil revenue (in thousands).................................................  $   54,603   $    29,070
Average daily oil  production - BBLS.......................................      26,167        33,408
Average oil price per BBL..................................................  $    23.55   $      9.93
Gas revenues (in thousands)................................................  $   91,994   $    79,274
Average daily gas production - MCFS........................................     422,360       520,506
Average gas price per MCF..................................................  $     2.47   $      1.76


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


       Oil and gas exploration expense increased $5.8 million to $16.0 million for the three months ended March 31, 2000, as compared with the same period of 1999. This increase is attributable to a $4.3 million increase in dry hole expense, as compared to the same period of 1999.

       Oil and gas operations expense decreased $5.2 million to $26.2 million for the three months ended March 31, 2000, as compared with the same period of 1999. This decrease is primarily attributable to a $5.3 million decrease in lease operations expense, offset by a $.4 million increase in production tax.

       Depreciation, depletion and amortization (DD&A) expense decreased 23 percent for the three months ended March 31, 2000 compared with the same period in 1999. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $5.87 for the first three months of 2000 compared with $6.15 for the same period of 1999. The decrease in the unit rate per BOE is due to the sale of non-core assets in the third quarter of 1999, a decrease in the periodic expense accrual for the reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities and the increase of oil and gas reserves to the Company's producing properties at year end 1999. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense decreased 26 percent to $9.6 million for the three months ended March 31, 2000 as compared with the same period of 1999. The decrease is attributable to a $264.8 million decrease in long-term debt for the comparable quarter of 1999.

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

       The Company recently set its 2000 exploration and development budget at $497.5 million. Such expenditures are planned to be funded through internally generated cash flows and $61.6 million of borrowings from the $300 million credit facility to complete the methanol project. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       The Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of March 31, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

YEAR 2000 ISSUE

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

       As of March 31, 2000, the Company has encountered no significant Year 2000 problems.


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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,162,000 recorded in other income for the three months ended March 31, 2000.

       The effect of these premium swap hedges was a $2.43 per BBL reduction in the average crude oil price for the first quarter. Premium swap hedges for April 2000 through December 2000, which average 7,000 BBLS per day, were not closed at March 31, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company has entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars have a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitle the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month is less than the floor price. If the monthly average settlement price is above the applicable cap price, then the Company will owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price falls between the applicable floor and cap price, then neither party will have any liability to the other party for that month. Payment, if any, is made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeds the cap price, or if the NYMEX average price is less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location ). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 2000, the Company had no material market risk exposure from NGM's hedging activity.

       The Company has a $300 million credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2000, the Company had $35.0 million outstanding on its $300 million credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

                           PART II. OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Tuesday, April 25, 2000 in Ardmore, Oklahoma.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 55,658,663 shares of common stock of the Company outstanding and entitled to vote, 47,317,023 shares were present in person or by proxy, representing approximately 89 percent.




                                                                                              Number of Shares
                                                                                                WITHHOLDING
                                                     Number of Shares                            AUTHORITY
                                                   Voting FOR Election                      to Vote for Election
                                                       As Director                              As Director
                                            -----------------------------------       ---------------------------------
Alan A. Baker ............................               46,833,451                                483,572
Michael A. Cawley.........................               46,831,343                                485,680
Edward F. Cox ............................               46,835,890                                481,133
Thomas E. Hassen .........................               46,828,313                                488,710
Dale P. Jones ............................               46,830,172                                486,851
Robert Kelley ............................               46,836,890                                480,133
Harold F. Kleinman .......................               43,873,511                              3,443,512
T. Don Stacy .............................               46,829,343                                487,680




(d) Other matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and results of the voting are as follows:

           1. Stockholders adopted a resolution to amend the Company's Certificate of Incorporation, as described in the Company's proxy statement dated March 24, 2000. (For 42,417,246; Against 2,170,071; Abstaining 103,828).

           2. Stockholders adopted a resolution to approve and ratify the Company's 1992 Stock Option and Restricted Stock Plan, as amended and restated. (For 26,410,361; Against 20,628,862; Abstaining 277,800)





                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          NOBLE AFFILIATES, INC.
                                               (Registrant)




Date   May 15, 2000                        /s/ JAMES L. McELVANY
      ----------------------              -------------------------------------
                                           JAMES L. McELVANY
                                           Vice President-Finance and Treasurer
                                           (Principal Financial Officer
                                           and Authorized Signatory)

                                INDEX TO EXHIBITS



Exhibit
Number                                          Exhibit
------------           --------------------------------------------------------

27.1                   Financial Data Schedule
