Form 10-K405/A
period 1999-12-31
NOBLE AFFILIATES INC
filed 2000-06-28
CIK 72207

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)                     FORM 10-K/A
                                 AMENDMENT NO. 2

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Aggregate market value of Common Stock held by nonaffiliates as of February 14, 2000: $1,089,000,000.

         Number of shares of Common Stock outstanding as of February 14, 2000:
56,328,163.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on April 25, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference into Part III.


===============================================================================

         The Index to Exhibits of Noble Affiliates, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"), to which reference is made in Item 14 of the 1999 Form 10-K for a list of the exhibits to the 1999 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 1999 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NOBLE AFFILIATES, INC.



Date:  June 28, 2000                By:  /s/ James L. McElvany
                                         --------------------------------------
                                         James L. McElvany,
                                         Vice President - Finance and Treasurer

                               INDEX TO EXHIBIT

EXHIBIT
NUMBER+                      DESCRIPTION**
-------                      -----------
3.1     --  Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2     --  Certificate of Designations of Series A Junior Participating
            Preferred Stock of the Registrant dated August 27, 1997 (filed
            Exhibit A of Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

3.3     --  Composite copy of Bylaws of the Registrant as currently in effect
            (filed as Exhibit 3.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

3.4     --  Certificate of Designations of Series B Mandatorily Convertible
            Preferred Stock of the Registrant dated November 9, 1999.

4.1     --  Indenture dated as of October 14, 1993 between the Registrant and
            U.S. Trust Company of Texas, N.A., as Trustee, relating to the
            Registrant's 7 1/4% Notes Due 2023, including form of the
            Registrant's 7 1/4% Note Due 2023 (filed as Exhibit 4.1 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1993 and incorporated herein by reference).

4.2     --  Indenture relating to Senior Debt Securities dated as of April 1,
            1997 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.3     --  First Indenture Supplement relating to $250 million of the
            Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A., as
            Trustee (filed as Exhibit 4.2 to the Registrant's Quarter Report on
            Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

4.4     --  Second Indenture Supplement, between the Company and U.S. Trust
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

                               INDEX TO EXHIBIT


EXHIBIT
NUMBER+                      DESCRIPTION**
-------                      -----------
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.5*   --  Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan,
            as amended and restated, dated November 2, 1992 (filed as Exhibit
            4.1 to the Registrant's Registration Statement on Form S-8
            (Registration No. 33-54084) and incorporated herein by reference).

10.6*   --  1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration
            No. 2-81590) and incorporated herein by reference).

10.7*   --  Amendment No. 1 to the 1982 Stock Option Plan of the Registrant
            (filed as Exhibit 4.2 to the Registrant's Registration Statement on
            Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.8*   --  Amendment No. 2 to the 1982 Stock Option Plan of the Registrant
            (filed as Exhibit 10.11 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.9*   --  1988 Nonqualified Stock Option Plan for Non-Employee Directors of
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

10.14   --  Amended and Restated Credit Agreement dated as of December 24, 1997 among the Registrant, as borrower, and Union Bank of Switzerland, Houston agency, as the agent for the lender, and NationsBank of Texas, N.A. and Texas Commerce Bank National Association, as managing agents, and Bank of Montreal, CIBC Inc., The First
            National Bank of Chicago, Royal Bank of Canada, and Societe
            Generale, Southwest agency, as co-agents, and certain commercial lending institutions, as lenders (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997 and incorporated herein by reference).

10.15   --  Noble Preferred Stock Remarketing and Registration Rights Agreement
            dated as of November 10, 1999 by and among the Registrant, Noble
            Share Trust, The Chase Manhattan Bank, and Donaldson, Lufkin &
            Jenrette Securities Corporation.

21      --  Subsidiaries.

23      --  Consent of Arthur Andersen LLP.

23.1    --  Consent of Arthur Andersen LLP.

23.2*** --  Consent of Arthur Andersen LLP.

27.1    --  Financial Data Schedule.

27.2    --  Restated Financial Data Schedule.

                               INDEX TO EXHIBIT

EXHIBIT
NUMBER+                      DESCRIPTION**
-------                      -----------
99.1*** --  Financial statements required by Form 11-K for the fiscal year ended December 31, 1999 with respect to the Noble Affiliates Thrift and Profit Sharing Plan (including the accountants' consent to incorporation thereof by reference).

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Vice President - Finance and Treasurer, Noble Affiliates, Inc., Post Office Box 1967, Ardmore, Oklahoma 73402.

***         Filed herewith.

+           Filed previously unless indicated otherwise.