Form 10-Q
period 2000-06-30
NOBLE AFFILIATES INC
filed 2000-08-11
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

  Number of shares of common stock outstanding as of August 4, 2000: 55,857,963


================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)


                                                           (Unaudited)
                                                             June 30,         December 31,
                                                               2000              1999
                                                           -----------        -----------
ASSETS
Current Assets:
   Cash and short-term investments ......................  $    39,901        $     2,925
   Accounts receivable-trade ............................      145,477             98,794
   Materials and supplies inventories ...................        4,745              5,517
   Other current assets .................................        9,188             10,678
                                                           -----------        -----------

   Total Current Assets .................................      199,311            117,914
                                                           -----------        -----------

Property, Plant and Equipment, at cost ..................    2,940,464          2,830,793
   Less:  accumulated depreciation,
             depletion and amortization .................   (1,659,437)        (1,588,423)
                                                           -----------        -----------

                                                             1,281,027          1,242,370
                                                           -----------        -----------

Investment in unconsolidated subsidiary .................       41,897             15,625

Other Assets ............................................       47,428             44,442
                                                           -----------        -----------

   Total Assets .........................................  $ 1,569,663        $ 1,420,351
                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade ...............................  $   156,464        $   103,753
   Other current liabilities ............................       28,672             48,215
   Income taxes-current .................................        7,932              2,503
                                                           -----------        -----------

   Total Current Liabilities ............................      193,068            154,471
                                                           -----------        -----------

Deferred Income Taxes ...................................       96,040             83,075
                                                           -----------        -----------

Other Deferred Credits and Noncurrent Liabilities .......       57,931             53,877
                                                           -----------        -----------

Long-term Debt ..........................................      505,406            445,319
                                                           -----------        -----------

Shareholders' Equity:
   Common stock .........................................      195,807            195,231
   Capital in excess of par value .......................      365,069            360,983
   Retained earnings ....................................      202,043            142,813
                                                           -----------        -----------

                                                               762,919            699,027
Less common stock in treasury at cost
  (December 31, 1999, 1,524,900 shares and
   June 30, 2000, 2,911,300 shares) .....................      (45,701)           (15,418)
                                                           -----------        -----------

   Total Shareholders' Equity ...........................      717,218            683,609
                                                           -----------        -----------

   Total Liabilities and Shareholders' Equity ...........  $ 1,569,663        $ 1,420,351
                                                           ===========        ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                 2000                      1999
                                                                              ----------                ----------
REVENUES:
    Oil and gas sales and royalties......................................     $  320,112                $  238,203
    Gathering, marketing and processing..................................        250,537                   153,906
    Other income.........................................................          7,722                     4,393
                                                                              ----------                ----------

                                                                                 578,371                   396,502
                                                                              ----------                ----------


COSTS AND EXPENSES:
    Oil and gas operations...............................................         54,146                    61,111
    Oil and gas exploration..............................................         27,249                    17,202
    Gathering, marketing and processing..................................        243,767                   144,972
    Depreciation, depletion and amortization.............................        108,422                   126,682
    Selling, general and administrative..................................         23,986                    23,015
    Interest.............................................................         18,960                    25,723
    Interest capitalized.................................................         (2,486)                   (2,693)
                                                                              ----------                ----------

                                                                                 474,044                   396,012
                                                                              ----------                ----------

INCOME BEFORE TAXES......................................................        104,327                       490

INCOME TAX PROVISION.....................................................         40,587 (1)                   212 (1)
                                                                              ----------                ----------

NET INCOME...............................................................     $   63,740                $      278
                                                                              ==========                ==========

BASIC EARNINGS PER SHARE.................................................     $     1.14 (2)            $      .00 (2)
                                                                              ==========                ==========

DILUTED EARNINGS PER SHARE...............................................     $     1.12 (2)            $      .00 (2)
                                                                              ==========                ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                   Three Months Ended June 30,
                                                                             -------------------------------------
                                                                                  2000                      1999
                                                                             -----------                ----------
REVENUES:
    Oil and gas sales and royalties......................................    $   169,109                $  125,970
    Gathering, marketing and processing..................................        132,668                    90,273
    Other income.........................................................          4,833                     2,347
                                                                             -----------                ----------

                                                                                 306,610                   218,590
                                                                             -----------                ----------


COSTS AND EXPENSES:
    Oil and gas operations...............................................         27,981                    29,759
    Oil and gas exploration..............................................         11,258                     6,962
    Gathering, marketing and processing..................................        129,584                    86,469
    Depreciation, depletion and amortization.............................         56,864                    60,133
    Selling, general and administrative..................................         12,015                    11,624
    Interest.............................................................          9,338                    12,688
    Interest capitalized.................................................         (1,405)                   (1,570)
                                                                             -----------                ----------

                                                                                 245,635                   206,065
                                                                             -----------                ----------

INCOME BEFORE TAXES......................................................         60,975                    12,525

INCOME TAX PROVISION.....................................................         24,114 (1)                 3,346 (1)
                                                                             -----------                ----------

NET INCOME..............................................................     $    36,861                $    9,179
                                                                             ===========                ==========

BASIC EARNINGS PER SHARE................................................     $       .66 (2)            $      .16 (2)
                                                                             ===========                ==========

DILUTED EARNINGS PER SHARE..............................................     $       .65 (2)            $      .16 (2)
                                                                             ===========                ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                               -----------------------------------
                                                                                  2000                      1999
                                                                               ---------                ----------
Cash Flows from Operating Activities:
   Net income............................................................      $  63,740                $      278
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................        108,422                   126,682
     Amortization of undeveloped lease costs, net........................          5,164                     3,105
     Increase (decrease) in other deferred credits.......................         17,019                       201
     (Increase) decrease in other assets and other noncash items, net....         (4,640)                    1,139
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................        (46,683)                   11,309
     (Increase) decrease in other current assets and inventories.........         32,032                    31,565
     Increase (decrease) in accounts payable.............................         52,711                   (24,939)
     Increase (decrease) in other current liabilities....................        (44,115)                   (1,689)
                                                                               ---------                ----------

Net Cash Provided by Operating Activities................................        183,650                   147,651
                                                                               ---------                ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................................       (160,300)                  (35,344)
   Investment in unconsolidated subsidiary...............................        (26,272)                  (24,324)
   Proceeds from sale of property, plant and equipment...................         10,030                     1,928
                                                                               ---------                ----------

Net Cash Used in Investing Activities ...................................       (176,542)                  (57,740)
                                                                               ---------                ----------

Cash Flows From Financing Activities:
    Noble share repurchase...............................................        (30,283)
    Exercise of stock options............................................          4,662                        94
    Cash dividends.......................................................         (4,511)                   (4,558)
    Repayment of bank debt...............................................        (12,000)                  (25,000)
    Proceeds from bank borrowings........................................         72,000
                                                                               ---------                ----------

Net Cash Provided by (Used in) Financing Activities .....................         29,868                   (29,464)
                                                                               ---------                ----------

Increase (Decrease) in Cash and Short-term Investments...................         36,976                    60,447
                                                                               ---------                ----------

Cash and Short-term Investments at Beginning of Period...................          2,925                    19,100
                                                                               ---------                ----------

Cash and Short-term Investments at End of Period.........................      $  39,901                $   79,547
                                                                               =========                ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................     $   16,793                $   18,664
   Income taxes .........................................................     $   21,100                $    2,000


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three month and six month periods ended June 30, 2000 and 1999, respectively, and the cash flows for the six month periods ended June 30, 2000 and 1999. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(1)  INCOME TAX PROVISION (BENEFIT)

For the three months ended June 30:

                                                                                    (In thousands)
                                                                                   -----------------
                                                                                    2000      1999
                                                                                   -------   -------
       Current .................................................................   $16,779   $(1,885)
       Deferred ................................................................     7,335     5,231
                                                                                   -------   -------

                                                                                   $24,114   $ 3,346
                                                                                   =======   =======


For the six months ended June 30:

                                                                                    (In thousands)
                                                                                   -----------------
                                                                                    2000      1999
                                                                                   -------   -------
       Current .................................................................   $28,105   $(9,354)
       Deferred ................................................................    12,482     9,566
                                                                                   -------   -------

                                                                                   $40,587   $   212
                                                                                   =======   =======


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

For the three months ended June 30:

                                                                        2000                         1999
                                                           --------------------------   ---------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                              $36,861         55,756        $9,179          57,168
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                               $.66                          $.16

Net income/shares                                              $36,861         55,756        $9,179          57,168
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  924                           295
Adjusted net income/shares                                     $36,861         56,680        $9,179          57,463
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                             $.65                          $.16
-------------------------------------------------------------------------------------------------------------------


For the six months ended June 30:

                                                                        2000                         1999
                                                           --------------------------   ---------------------------
                                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                           (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
Net income/shares                                              $63,740         56,076          $278          56,982
-------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                               $1.14                         $.00

Net income/shares                                              $63,740         56,076          $278          56,982
Effect of Dilutive Securities
-----------------------------
   Stock options                                                                  615                           339
Adjusted net income/shares                                     $63,740         56,691          $278          57,321
-------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                             $1.12                         $.00
-------------------------------------------------------------------------------------------------------------------


(3)  RESTATEMENT TO CONFORM TO CURRENT YEAR PRESENTATION

       Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $95,000 and $1,257,000 recorded in other income for the three months and six months ended June 30, 2000, respectively.

       The effect of these swap hedges was a $2.53 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the swap hedges was a $2.48 per BBL reduction in the average crude oil price. Premium swap hedges for July 2000 through December 2000, which average 7,000 BBLS per day, were not closed at June 30, 2000.

       In addition to the premium swap crude oil contracts, the Company entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       The net effect of these costless collar hedges was a $.13 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the costless collar hedges was a $.09 per BBL reduction in the average crude oil price.

       The Company had no natural gas or crude oil hedging contracts related to its production in the first half of 1999.

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

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 2000 the Company had no material market risk exposure from NGM's hedging activity. During the second quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 599,000 MMBTU's of gas per day. Hedges for July 2000 through May 2006, which range from 645 MMBTU's to 742,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 2000. During the second quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 476,000 MMBTU's of gas per day. For the six months ended June 30, 2000, NGM had hedging transactions that represented approximately 570,000 MMBTU's of gas per day, compared with 601,000 MMBTU's of gas per day for the same period in 1999.

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company is required to adopt the statement for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after the statement's issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not quantified the impact of adopting SFAS No. 133 but plans on adopting the statement by January 1, 2001.

       During 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and should be adopted concurrently with SFAS No. 133, according to its provisions and the issuance of SFAS No. 137. The normal purchases and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company has not quantified the impact SFAS No. 138 will have upon the adoption of SFAS No. 133.

(5)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company LDC ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company LLC ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $101.3 million. The total cost of the methanol project is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $15.3 million due in the second half of 2000 and $8.0 million due in the first half of 2001.

(6) COMPANY STOCK REPURCHASE PLAN

       The Company's Board of Directors authorized a repurchase of up to $50 million in the Company's common stock. As of June 30, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $183.7 million in the six months ended June 30, 2000 from $147.7 million in the same period of 1999. Cash and short-term investments increased from $2.9 million at December 31, 1999 to $39.9 million at June 30, 2000.

       During the first half of 2000, the Company borrowed $72.0 million on its $300 million credit facility. During the second quarter of 2000, the Company repaid $12.0 million. At December 31, 1999, there was no debt outstanding on the $300 million credit facility. Long-term debt at June 30, 2000 was $505.4 million compared with $445.3 million at December 31, 1999.

       The Company has expended approximately $186.6 million of its $426.0 million 2000 capital budget through June 30, 2000. The Company expects to fund its remaining 2000 capital budget from cash flows from operations and additional borrowings from the credit facilities as required. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Through the recently formed Atlantic Methanol Production Company LLC ("AMPCO"), Samedan is participating, with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest), in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 34.8 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

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

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company LDC ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of AMPCO. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $101.3 million. The total cost of the methanol project is estimated to be $423.8 million including various contingencies and capitalized interest, with the Company responsible for $211.9 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $15.3 million due in the second half of 2000 and $8.0 million due in the first half of 2001.

       The Company follows the entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.2 million at June 30, 2000 and $17.9 million at December 31, 1999. Estimated gas imbalance liabilities were $13.5 million at June 30, 2000 and $12.0 million at December 31, 1999. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the second quarter of 2000, the Company recorded net income of $36.9 million, or $.66 per share, compared with net income of $9.2 million, or $.16 per share, in the second quarter of 1999. During the first six months of 2000, the Company recorded net income of $63.7 million, or $1.14 per share, compared with $278 thousand, or less than one cent per share, in the first six months of 1999. The increase resulted primarily from substantially higher product prices.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, increased 36 percent and 27 percent, respectively, for the three months and six months ended June 30, 2000, as compared with the same periods in 1999. The increase in sales is due to an increase in the average gas price of 56 percent and 49 percent, respectively, for the three months and six months ended June 30, 2000, compared with the same periods in 1999.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 30 percent and 55 percent, respectively, for the three months and six months ended June 30, 2000, compared with the same periods in 1999. The increase in sales was due to an increase in the average oil price of 58 percent and 92 percent, respectively, for the three months and six months ended June 30, 2000, compared with the same periods of 1999.

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

       For the second quarter of 2000, revenues and expenses from NGM and NTI third party sales totaled $132.7 million and $129.6 million, respectively, for a combined gross margin of $3.1 million. In comparison, for the second quarter of 1999, NGM and NTI third party sales and expenses of $90.3 million and $86.5 million, respectively, resulted in a combined gross margin of $3.8 million. For the six months ended June 30, 2000, combined NGM and NTI revenues and expenses from third party sales totaled $250.5 million and $243.8 million, respectively, for a gross margin of $6.7 million. In comparison, combined NGM and NTI third party sales and expenses of $153.9 million and $145.0 million, respectively, resulted in a gross margin of $8.9 million for the same period in 1999.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $95,000 and $1,257,000 recorded in other income for the three months and six months ended June 30, 2000, respectively.

       The effect of these swap hedges was a $2.53 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the swap hedges was a $2.48 per BBL reduction in the average crude oil price. Premium swap hedges for July 2000 through December 2000, which average 7,000 BBLS per day, were not closed at June 30, 2000.

       In addition to the premium swap crude oil contracts, the Company entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       The net effect of these costless collar hedges was a $.13 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the costless collar hedges was a $.09 per BBL reduction in the average crude oil price.

       The Company had no natural gas or crude oil hedging contracts related to its production in the first half of 1999.

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company is required to adopt the statement for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after the statement's issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not quantified the impact of adopting SFAS No. 133 but plans on adopting the statement by January 1, 2001.

       During 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and should be adopted concurrently with SFAS No. 133, according to its provisions and the issuance of SFAS No. 137. The normal purchases and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company has not quantified the impact SFAS No. 138 will have upon the adoption of SFAS No. 133.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 2000 the Company had no material market risk exposure from NGM's hedging activity. During the second quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 599,000 MMBTU's of gas per day. Hedges for July 2000 through May 2006, which range from 645 MMBTU's to 742,000 MMBTU's of gas per day for future physical transactions, were not closed at June 30, 2000. During the second quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately
476,000 MMBTU's of gas per day. For the six months ended June 30, 2000, NGM had hedging transactions that represented approximately 570,000 MMBTU's of gas per day, compared with 601,000 MMBTU's of gas per day for the same period in 1999.

       Certain selected oil and gas operating statistics follow:


                                             For the three months               For the six months
                                                ended June 30,                    ended June 30,
                                           ------------------------          ------------------------
                                              2000         1999                 2000          1999
                                           -----------  -----------          ----------   -----------
Oil revenue (in thousands)...............  $    51,401  $    39,539          $  106,004   $    68,609
Average daily oil production - BBLS......       24,839       29,998              25,503        31,694
Average oil price per BBL................  $     23.34  $     14.77          $    23.45   $     12.24
Gas revenue (in thousands)...............  $   114,226  $    83,693          $  206,220   $   162,967
Average daily gas production - MCF.......      382,136      439,372             402,248       479,715
Average gas price per MCF................  $      3.34  $      2.14          $     2.89   $      1.94


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

       Oil and gas exploration expense increased $4.3 million and $10.0 million respectively, for the three months and six months ended June 30, 2000, as compared with the same periods in 1999. These increases are attributable to a $2.4 million increase in dry hole expense and a $1.9 million increase in abandoned assets, for the three months ended June 30, 2000 and a $6.8 million increase in dry hole expense and a $2.2 million increase in seismic expense for the six months ended June 30, 2000, as compared with the same period of 1999.

       Oil and gas operations expense decreased $1.8 million and $7.0 million respectively for the three months and six months ended June 30, 2000, as compared with the same periods in 1999. These decreases are due primarily to decreased lease operations expense of $2.9 million and $8.3 million, respectively, for the three months and six months ended June 30, 2000, compared with the same periods in 1999.

       Depreciation, depletion and amortization ("DD&A") expense decreased five percent and 14 percent, respectively, for the three months and six months ended June 30, 2000 compared with the same periods in 1999. The unit rate of DD&A per barrel of oil equivalent ("BOE"), converting gas to oil on the basis of 6 MCF per barrel, was $6.44 for the first six months of 2000 compared with $6.27 for the same period of 1999. The unit rate of DD&A per BOE was $7.06 for the three months ended June 30, 2000 compared with $6.40 for the same period in 1999. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense decreased 26 percent for both the three months and six months ended June 30, 2000 as compared with the same periods in 1999. The decrease is attributable to a $214.8 million decrease in long-term debt at June 30, 2000 compared with June 30, 1999.

FUTURE TRENDS

       The Company expects flat oil and gas volumes during the remainder of 2000 compared with 1999, with increasing volumes in 2001 and 2002. The 2001 volume increase would be primarily due to the Alba field condensate production and gas feedstock for the methanol plant in Equatorial Guinea and the Amistad gas field production in Ecuador along with domestic exploitation. The 2002 volume increase would be primarily due to oil production in China.

       The Company has set its 2000 exploration and development budget at $497.5 million (composed of the capital budget and the exploration budget). Such expenditures are planned to be funded through internally generated cash flows and borrowings from the $300 million credit facility to complete the methanol project. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       The Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of June 30, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

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

       As of June 30, 2000, the Company has encountered no significant Year 2000 problems.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $95,000 and $1,257,000 recorded in other income for the three months and six months ended June 30, 2000, respectively.

       The effect of these swap hedges was a $2.53 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the swap hedges was a $2.48 per BBL reduction in the average crude oil price. Premium swap hedges for July 2000 through December 2000, which average 7,000 BBLS per day, were not closed at June 30, 2000.

       In addition to the premium swap crude oil contracts, the Company entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       The net effect of these costless collar hedges was a $.13 per BBL reduction in the average crude oil price for the second quarter. For the six months ended June 30, 2000, the net effect of the costless collar hedges was a $.09 per BBL reduction in the average crude oil price.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location ). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 2000, the Company had no material market risk exposure from NGM's hedging activity.

       The Company has a $300 million credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 2000, the Company had $60.0 million outstanding on its $300 million credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NOBLE AFFILIATES, INC.
                                               (Registrant)




Date       August 11, 2000              /s/ James L. McElvany
      ------------------------          ----------------------------------------
                                        JAMES L. McELVANY
                                        Vice President-Finance and Treasurer
                                        (Principal Financial Officer
                                        and Authorized Signatory)

                                INDEX TO EXHIBITS


Exhibit
Number                                       Exhibit
-------------           --------------------------------------------------------
27.1                    Financial Data Schedule
