Form 10-Q
period 2000-09-30
NOBLE AFFILIATES INC
filed 2000-11-13
CIK 72207

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q



            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to_____

                         Commission file number: 0-7062


                             NOBLE AFFILIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                     73-0785597
   (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

  350 Glenborough Drive, Suite 100
          Houston, Texas                                  77067
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (281) 872-3100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_  No___

 Number of shares of common stock outstanding as of November 2, 2000: 55,957,681



================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                           (Unaudited)
                                                                           September 30,               December 31,
                                                                               2000                        1999
                                                                          --------------              --------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $    27,716                 $     2,925
   Accounts receivable-trade.........................................          173,225                      98,794
   Materials and supplies inventories................................            6,650                       5,517
   Other current assets..............................................           11,493                      10,678
                                                                          --------------              --------------
   Total Current Assets..............................................          219,084                     117,914
                                                                          --------------              --------------

Property, Plant and Equipment, at cost...............................        3,025,904                   2,830,793
   Less:  accumulated depreciation,
             depletion and amortization..............................       (1,707,763)                 (1,588,423)
                                                                          --------------              --------------
                                                                             1,318,141                   1,242,370
                                                                          --------------              --------------

Investment in unconsolidated subsidiary..............................           54,237                      15,625

Other Assets.........................................................           47,142                      44,442
                                                                          --------------              --------------
   Total Assets......................................................      $ 1,638,604                 $ 1,420,351
                                                                          ==============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $   163,584                 $   103,753
   Other current liabilities.........................................           35,160                      48,215
   Income taxes-current..............................................           19,448                       2,503
                                                                          --------------              --------------
   Total Current Liabilities.........................................          218,192                     154,471
                                                                          --------------              --------------

Deferred Income Taxes................................................           96,181                      83,075
                                                                          --------------              --------------

Other Deferred Credits and Noncurrent Liabilities....................           58,809                      53,877
                                                                          --------------              --------------

Long-term Debt.......................................................          490,450                     445,319
                                                                          --------------              --------------

Shareholders' Equity:
   Common stock......................................................          196,130                     195,231
   Capital in excess of par value....................................          367,517                     360,983
   Retained earnings.................................................          257,026                     142,813
                                                                          --------------              --------------
                                                                               820,673                     699,027
Less common stock in treasury at cost
   (September 30, 2000, 2,911,300 shares and
   December 31, 1999, 1,524,900 shares)..............................          (45,701)                    (15,418)
                                                                          --------------              --------------
   Total Shareholders' Equity........................................          774,972                     683,609
                                                                          --------------              --------------
   Total Liabilities and Shareholders' Equity........................      $ 1,638,604                 $ 1,420,351
                                                                          ==============              ==============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                 2000                       1999
                                                                              ------------              ------------
REVENUES:
    Oil and gas sales and royalties......................................     $  531,590                   390,049
    Gathering, marketing and processing..................................        396,413                   244,031
    Other income.........................................................         11,300                    17,895
                                                                              ------------              ------------

                                                                                 939,303                   651,975
                                                                              ------------              ------------


COSTS AND EXPENSES:
    Oil and gas operations...............................................         88,122                    90,273
    Oil and gas exploration..............................................         44,718                    31,402
    Gathering, marketing and processing..................................        386,598                   232,947
    Depreciation, depletion and amortization.............................        165,473                   185,380
    Selling, general and administrative..................................         34,772                    33,743
    Interest.............................................................         28,255                    37,867
    Interest capitalized.................................................         (3,942)                   (4,445)
                                                                              ------------              ------------

                                                                                 743,996                   607,167
                                                                              ------------              ------------

INCOME BEFORE TAXES......................................................        195,307                    44,808

INCOME TAX PROVISION.....................................................         74,350(1)                 16,876(1)
                                                                              ------------              ------------

NET INCOME...............................................................     $  120,957                $   27,932
                                                                              ============              ============

BASIC EARNINGS PER SHARE.................................................     $     2.16(2)             $      .49(2)
                                                                              ============              ============

DILUTED EARNINGS PER SHARE...............................................     $     2.13(2)             $      .49(2)
                                                                              ============              ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                Three Months Ended September 30,
                                                                            -----------------------------------------
                                                                                 2000                       1999
                                                                             -------------             -------------
REVENUES:
    Oil and gas sales and royalties......................................    $   211,478                $  151,847
    Gathering, marketing and processing..................................        145,876                    90,125
    Other income.........................................................          3,578                    13,501
                                                                             -------------             -------------

                                                                                 360,932                   255,473
                                                                             -------------             -------------


COSTS AND EXPENSES:
    Oil and gas operations...............................................         33,976                    29,162
    Oil and gas exploration..............................................         17,469                    14,200
    Gathering, marketing and processing..................................        142,831                    87,975
    Depreciation, depletion and amortization.............................         57,051                    58,698
    Selling, general and administrative..................................         10,786                    10,728
    Interest.............................................................          9,295                    12,144
    Interest capitalized.................................................         (1,456)                   (1,752)
                                                                             -------------             -------------

                                                                                 269,952                   211,155
                                                                             -------------             -------------

INCOME BEFORE TAXES......................................................         90,980                    44,318

INCOME TAX PROVISION ....................................................         33,763 (1)                16,664 (1)
                                                                             -------------             -------------

NET INCOME .............................................................      $   57,217                $   27,654
                                                                             =============             =============

BASIC EARNINGS PER SHARE................................................      $     1.02 (2)            $      .49 (2)
                                                                             =============             =============

DILUTED EARNINGS PER SHARE..............................................      $     1.01 (2)            $      .48 (2)
                                                                             =============             =============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              --------------------------------------
                                                                                  2000                      1999
                                                                              ------------              ------------

Cash Flows from Operating Activities:
   Net income............................................................      $ 120,957                $   27,932
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................        165,473                   185,380
     Amortization of undeveloped lease costs, net........................          8,514                     7,059
     Increase (decrease) in other deferred credits.......................         18,038                   (16,195)
     (Increase) decrease in other assets and other noncash items, net....         (4,679)                  (10,546)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................        (74,431)                    8,992
     (Increase) decrease in other current assets and inventories.........         (2,659)                   39,945
     Increase (decrease) in accounts payable.............................         59,831                   (21,553)
     Increase (decrease) in other current liabilities....................          3,890                    10,005
                                                                              ------------              ------------

Net Cash Provided by Operating Activities................................        294,934                   231,019
                                                                              ------------              ------------

Cash Flows From Investing Activities:
     Capital expenditures................................................       (258,842)                  (72,720)
     Investment in unconsolidated subsidiary.............................        (38,612)                  (50,624)
     Proceeds from sale of property, plant and equipment.................         11,906                    19,782
                                                                              ------------              ------------

Net Cash Used in Investing Activities ...................................       (285,548)                 (103,562)
                                                                              ------------              ------------

Cash Flows From Financing Activities:
     Share repurchase....................................................        (30,283)
     Exercise of stock options...........................................          7,433                       825
     Cash dividends......................................................         (6,745)                   (6,838)
     Repayment of bank debt..............................................        (27,000)                  (75,000)
     Proceeds from bank borrowings.......................................         72,000
                                                                              ------------              ------------

Net Cash Provided by (Used in) Financing Activities .....................         15,405                   (81,013)
                                                                              ------------              ------------

Increase (Decrease) in Cash and Short-term Cash Investments..............         24,791                    46,444

Cash and Short-term Cash Investments at Beginning of Period..............          2,925                    19,100
                                                                              ------------              ------------

Cash and Short-term Cash Investments at End of Period....................     $   27,716                $   65,544
                                                                              ============              ============


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................     $   20,154                $   30,062
   Income taxes .........................................................     $   41,765                $   12,000


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999, respectively, and the cash flows for the nine month periods ended September 30, 2000 and 1999. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(1)  INCOME TAX PROVISION (BENEFIT)

For the three months ended September 30:

                                                                             (IN THOUSANDS)
                                                                   -----------------------------------
                                                                     2000                      1999
                                                                   ----------               ----------
       Current..............................................       $ 33,622                 $ 16,842
       Deferred.............................................            141                     (178)
                                                                   ----------               ----------

                                                                   $ 33,763                 $ 16,664
                                                                   ==========               ==========

For the nine months ended September 30:

                                                                             (IN THOUSANDS)
                                                                   -----------------------------------
                                                                     2000                      1999
                                                                   ----------               ----------
       Current..............................................       $ 61,727                 $  7,488
       Deferred.............................................         12,623                    9,388
                                                                   ----------               ----------

                                                                   $ 74,350                 $ 16,876
                                                                   ==========               ==========

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

For the three months ended September 30:

                                                       2000                         1999
                                             ---------------------------  ---------------------------
                                                INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)              (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-----------------------------------------------------------------------------------------------------
Net income/shares                                $57,217         55,875       $27,654          57,003
-----------------------------------------------------------------------------------------------------
BASIC EPS                                                $1.02                          $.49

Net income/shares                                $57,217         55,875       $27,654          57,003
Effect of Dilutive Securities
-----------------------------
   Stock options                                                    830                           500
Adjusted net income/shares                       $57,217         56,705       $27,654          57,503
-----------------------------------------------------------------------------------------------------
DILUTED EPS                                              $1.01                          $.48
-----------------------------------------------------------------------------------------------------


For the nine months ended September 30:

                                                        2000                         1999
                                            ---------------------------  ----------------------------
                                                 INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)              (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-----------------------------------------------------------------------------------------------------
Net income/shares                               $120,957         56,008       $27,932          56,991
-----------------------------------------------------------------------------------------------------
BASIC EPS                                                $2.16                          $.49

Net income/shares                               $120,957         56,008       $27,932          56,991
Effect of Dilutive Securities
-----------------------------
   Stock options                                                    690                           391
Adjusted net income/shares                      $120,957         56,698       $27,932          57,382
-----------------------------------------------------------------------------------------------------
DILUTED EPS                                              $2.13                          $.49
-----------------------------------------------------------------------------------------------------


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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,663,000 and $2,920,000 recorded in other income for the three months and nine months ended September 30, 2000, respectively.

       The effect of these swap hedges was a $3.23 per BBL reduction in the average crude oil price for the third quarter. For the nine months ended September 30, 2000, the net effect of the swap hedges was a $2.73 per BBL reduction in the average crude oil price. Premium swap hedges for October 2000 through December 2000, which average 7,000 BBLS per day, were not closed at September 30, 2000.

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

       There was no effect from these costless collar hedges during the third quarter of 2000. For the nine months ended September 30, 2000, the net effect of the costless collar hedges was a $.06 per BBL reduction in the average crude oil price.

       The Company had no natural gas or crude oil hedging contracts related to its production for the nine months ended September 30, 1999. The Company had no natural gas hedging contracts in 2000.

       In addition to the hedging arrangements pertaining to the Company's production as described above, Noble Gas Marketing, Inc. ("NGM") employs various hedging arrangements in connection with its purchases and sales to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location) thereby determining the margin and minimizing the risk of price volatility.

       NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

       As of September 30, 2000 the Company had no material market risk exposure from NGM's derivative activity. During the third quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 948,000 MMBTU's of gas per day. Hedges for October 2000 through May 2006, which range from 645 MMBTU's to 827,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 2000. During the third quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 624,000 MMBTU's of gas per day. For the nine months ended September 30, 2000, NGM had hedging transactions that represented approximately 697,000 MMBTU's of gas per day, compared with 609,000 MMBTU's of gas per day for the same period in 1999.

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

(4)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company LDC ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company LLC ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $325.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $113.5 million. The total cost of the methanol project is estimated to be $439.0 million including various contingencies and capitalized interest, with the Company responsible for $219.5 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $4.8 million due in the fourth quarter of 2000 and the remaining $9.5 million due in the first half of 2001.

(5) COMPANY STOCK REPURCHASE PLAN

       On February 1, 2000 the Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of September 30, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

(6)  RECLASSIFICATION TO CONFORM TO CURRENT YEAR PRESENTATION

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $294.9 million in the nine months ended September 30, 2000 from $231.0 million in the same period of 1999. Cash and short-term investments increased from $2.9 million at December 31, 1999 to $27.7 million at September 30, 2000.

       During the first half of 2000, the Company borrowed $72.0 million on its $300 million credit facility. During the third quarter of 2000, the Company repaid $15.0 million. At December 31, 1999, there was no debt outstanding on the $300 million credit facility. Long-term debt at September 30, 2000 was $490.5 million compared with $445.3 million at December 31, 1999.

       The Company has expended approximately $297.5 million of its $426.0 million 2000 capital budget through September 30, 2000. The Company expects to fund its remaining 2000 capital budget from cash flows from operations and additional borrowings from the credit facilities as required. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Through the recently formed Atlantic Methanol Production Company LLC ("AMPCO"), the Company is participating, with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest), in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 34.8 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 115 MMCF of gas per day. The gas will be priced at approximately $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $325.5 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. The construction contract stipulates that the first commercial production of methanol is expected by the second quarter of 2001. Current marketing plans are to enter into long-term contracts with methanol users in the United States and Europe.

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company LDC ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of AMPCO. During 1999, AMCCO issued $125 million senior secured notes due 2004 net to the Company's interest (which are not included in the Company's balance sheet) to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $325.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $113.5 million. The total cost of the methanol project is estimated to be $439.0 million including various contingencies and capitalized interest, with the Company responsible for $219.5 million. Payments are due upon the completion of specific phases of the construction. The Company has construction contract phase payments totaling $4.8 million due in the fourth quarter of 2000 and the remaining $9.5 million due in the first half of 2001.

       The Company follows the entitlements method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.4 million at September 30, 2000 and $17.9 million at December 31, 1999. Estimated gas imbalance liabilities were $14.5 million at September 30, 2000 and $12.0 million at December 31, 1999. These imbalances are valued at the amount that is expected to be paid to settle the imbalances for liabilities and for assets at the prices prevalent on the day the imbalance was created. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the third quarter of 2000, the Company recorded net income of $57.2 million, or $1.02 per share, compared with net income of $27.7 million, or $.49 per share, for the third quarter of 1999. During the first nine months of 2000, the Company recorded net income of $121.0 million, or $2.16 per share, compared with $27.9 million, or $.49 per share, in the first nine months of 1999. The increase resulted primarily from substantially higher product prices.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, increased 51 percent and 36 percent, respectively, for the three months and nine months ended September 30, 2000, as compared with the same periods in 1999. The increase in sales is due to an increase in the average gas price of 60 percent and 54 percent, respectively, for the three months and nine months ended September 30, 2000, compared with the same periods in 1999. This was offset by a gas production volume decrease of six percent and 13 percent, respectively, for the three months and nine months ended September 30, 2000, compared with the same periods in 1999.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 18 percent and 39 percent, respectively, for the three months and nine months ended September 30, 2000, compared with the same periods in 1999. The increase in sales was due to an increase in the average oil price of 34 percent and 68 percent, respectively, for the three months and nine months ended September 30, 2000, compared with the same periods of 1999. This was offset by an oil production volume decrease of 12 percent and 17 percent, respectively, for the three months and nine months ended September 30, 2000, compared with the same periods in 1999.

       NGM markets a majority of the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. NTI markets a portion of the Company's oil as well as certain third party oil. The Company records all of NGM's and NTI's sales as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

       For the third quarter of 2000, revenues and expenses from NGM and NTI third party sales totaled $145.9 million and $142.8 million, respectively, for a combined gross margin of $3.1 million. In comparison, for the third quarter of 1999, NGM and NTI third party revenues and expenses of $90.1 million and $88.0 million, respectively, resulted in a combined gross margin of $2.1 million. For the nine months ended September 30, 2000, combined NGM and NTI revenues and expenses from third party sales totaled $396.4 million and $386.6 million, respectively, for a gross margin of $9.8 million. In comparison, combined NGM and NTI third party revenues and expenses of $244.0 million and $232.9 million, respectively, resulted in a gross margin of $11.1 million for the same period in 1999.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,663,000 and $2,920,000 recorded in other income for the three months and nine months ended September 30, 2000, respectively.

       The effect of these swap hedges was a $3.23 per BBL reduction in the average crude oil price for the third quarter. For the nine months ended September 30, 2000, the net effect of the swap hedges was a $2.73 per BBL reduction in the average crude oil price. Premium swap hedges for October 2000 through December 2000, which average 7,000 BBLS per day, were not closed at September 30, 2000.

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

       There was no effect from these costless collar hedges during the third quarter of 2000. For the nine months ended September 30, 2000, the net effect of the costless collar hedges was a $.06 per BBL reduction in the average crude oil price.

       The Company had no natural gas or crude oil hedging contracts related to its production for the nine months ended September 30, 1999. The Company had no natural gas hedges in 2000.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). As of September 30, 2000 the Company had no material market risk exposure from NGM's derivative activity. During the third quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 948,000 MMBTU's of gas per day. Hedges for October 2000 through May 2006, which range from 645 MMBTU's to 827,000 MMBTU's of gas per day for future physical transactions, were not closed at September 30, 2000. During the third quarter of 1999, NGM had hedging transactions with broker-dealers that represented approximately 624,000 MMBTU's of gas per day. For the nine months ended September 30, 2000, NGM had hedging transactions that represented approximately 697,000 MMBTU's of gas per day, compared with 609,000 MMBTU's of gas per day for the same period in 1999.

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

       Certain selected oil and gas operating statistics follow:

                                              For the three months               For the nine months
                                              ended September 30,                ended September 30,
                                           -------------------------           -----------------------
                                              2000           1999                2000          1999
                                           ------------    ---------           ---------    -----------

Oil revenue (in thousands)...............  $    59,782     $  50,765           $ 165,786    $  119,374
Average daily oil production - BBLS......       25,863        29,308              25,624        30,890
Average oil price per BBL................  $     25.76     $   19.16           $   24.23    $    14.45
Gas revenue (in thousands)...............  $   147,161     $  97,727           $ 353,381    $  260,694
Average daily gas production - MCF.......      401,084       428,051             401,857       462,304
Average gas price per MCF................  $      4.07     $    2.54           $    3.28    $     2.13


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

       Oil and gas exploration expense increased $3.3 million and $13.3 million, respectively, for the three months and nine months ended September 30, 2000, as compared with the same periods in 1999. These increases are attributable to a $2.2 million and $8.9 million increase in dry hole expense for the three months and nine months ended September 30, 2000 as compared with the same periods in 1999. Seismic expense increased $2.2 million for the nine months ended September 30, 2000, as compared with the same period in 1999.

       Oil and gas operations expense increased $4.8 million and decreased $2.2 million, respectively, for the three months and nine months ended September 30, 2000, as compared with the same periods in 1999. The third quarter increase is primarily due to increased lease operations expense of $4.2 million, of which 27 percent of the total lease operations was related to workover expenses. The year to date decrease in lease operations expense compared with the same period in 1999, is due to lower production volumes.

       Depreciation, depletion and amortization ("DD&A") expense decreased three percent and 11 percent, respectively, for the three months and nine months ended September 30, 2000 compared with the same periods in 1999. The unit rate of DD&A per barrel of oil equivalent ("BOE"), converting gas to oil on the basis of 6 MCF per barrel, was $6.52 for the first nine months of 2000 compared with $6.29 for the same period of 1999. The unit rate of DD&A per BOE was $6.69 for the three months ended September 30, 2000 compared with $6.34 for the same period in 1999. The Company has recorded, through charges to DD&A, a reserve for estimated future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense decreased 23 percent and 25 percent for the three months and nine months ended September 30, 2000, as compared with the same periods in 1999. The decrease is attributable to a $179.8 million decrease in long-term debt at September 30, 2000 compared with September 30, 1999.

FUTURE TRENDS

       The Company expects the upward trend of oil and gas volumes reflected in the third quarter to continue during the remainder of 2000, with increasing volumes in 2001 and 2002. The 2001 volume increase would be primarily due to the Alba field condensate production and gas feedstock for the methanol plant in Equatorial Guinea along with domestic exploitation. The 2002 volume increase would be primarily due to oil production in China and gas production from the Amistad gas field in Ecuador.

       The Company has set its 2000 exploration and development budget at $497.5 million (composed of the capital budget and the exploration budget). In addition, on November 1, 2000, the Company expended approximately $53.6 million to increase its interest to approximately 47.0 percent from 40.0 percent in an exploration agreement offshore Israel. Such expenditures are planned to be funded through internally generated cash flows and borrowings from the

$300 million credit facility to complete the methanol project. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       On February 1, 2000 the Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of September 30, 2000, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow.

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

       As of September 30, 2000, the Company has encountered no significant Year 2000 problems.

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

       The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,663,000 and $2,920,000 recorded in other income for the three months and nine months ended September 30, 2000, respectively.

       The effect of these swap hedges was a $3.23 per BBL reduction in the average crude oil price for the third quarter. For the nine months ended September 30, 2000, the net effect of the swap hedges was a $2.73 per BBL reduction in the average crude oil price. Premium swap hedges for October 2000 through December 2000, which average 7,000 BBLS per day, were not closed at September 30, 2000.

       There was no effect from these costless collar hedges during the third quarter of 2000. For the nine months ended September 30, 2000, the net effect of the costless collar hedges was a $.06 per BBL reduction in the average crude oil price.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location ). As of September 30, 2000, the Company had no material market risk exposure from NGM's derivative activity.

       The Company has a $300 million credit agreement that exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2000, the Company had $45 million outstanding on its $300 million credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

       On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. This agreement is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization. No amounts are outstanding under this credit agreement as of September 30, 2000.

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NOBLE AFFILIATES, INC.
                                                   (Registrant)




Date November 13, 2000                     /s/ JAMES L. McELVANY
     ---------------------                -------------------------------------
                                           JAMES L. McELVANY
                                           Vice President-Finance and Treasurer
                                           (Principal Financial Officer
                                           and Authorized Signatory)

                                INDEX TO EXHIBITS



Exhibit
Number                                        Exhibit
---------                   ---------------------------------------------------

27.1                         Financial Data Schedule