Form 10-K
period 2000-12-31
NOBLE AFFILIATES INC
filed 2001-03-29
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                (Mark One)

                 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

              (Registrant's telephone number, including area code)
                                 (281) 872-3100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

Aggregate market value of Common Stock held by nonaffiliates as of February 14, 2001: $2,414,000,000.

Number of shares of Common Stock outstanding as of February 14, 2001:
56,323,961.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on April 24, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                     PART I.


Item 1.   Business....................................................................................    1

          General.....................................................................................    3

          Oil and Gas.................................................................................    3

              Exploration Activities..................................................................    4

              Production Activities ..................................................................    5

              Acquisitions of Oil and Gas Properties, Leases and Concessions..........................    6

              Marketing...............................................................................    6

              Regulations and Risks...................................................................    7

              Competition.............................................................................    8

          Unconsolidated Subsidiary...................................................................    8

          Employees...................................................................................    9

Item 2.   Properties..................................................................................    9

          Offices.....................................................................................    9

          Oil and Gas.................................................................................    9

Item 3.   Legal Proceedings...........................................................................   17

Item 4.   Submission of Matters to a Vote of Security Holders.........................................   17

          Executive Officers of the Registrant........................................................   17

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................   19

Item 6.   Selected Financial Data.....................................................................   21

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   22

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..................................   27

Item 8.   Financial Statements and Supplementary Data.................................................   30

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   56

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant..........................................   57

Item 11.  Executive Compensation......................................................................   57

Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................   57

Item 13.  Certain Relationships and Related Transactions..............................................   57

                                    PART IV.

Item 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K.............................   57

                                     PART I


ITEM 1.   BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

GENERAL. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. From time to time, the Company's management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future
(1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this Form 10-K, the matters discussed in this Form 10-K are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements in this document or elsewhere, and all of such forward-looking statements are qualified by this cautionary statement.

VOLATILITY AND LEVEL OF HYDROCARBON COMMODITY PRICES. Historically, natural gas and crude oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control. Some of our projections and estimates are based on assumptions as to the future prices of natural gas and crude oil. These price assumptions are used for planning purposes. We expect our assumptions will change over time and that actual prices in the future may differ from our estimates. Any substantial or extended decline in the actual prices of natural gas and/or crude oil could have a material adverse effect on (1) the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), (2) the quantities of natural gas and crude oil reserves that we can economically produce, (3) the quantity of estimated proved reserves that may be attributed to our properties and (4) our ability to fund our capital program.

PRODUCTION RATES AND RESERVE REPLACEMENT. Projecting future rates of oil and gas production is inherently imprecise. Producing oil and gas reservoirs generally have declining production rates. Production rates depend on a number of factors, including geological, geophysical and engineering factors, weather, production curtailments or restrictions, prices for natural gas and crude oil, available transportation capacity, market demand and the political, economic and regulatory climate. Another factor affecting production rates is our ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is difficult to predict, particularly over the short term, where results can vary widely from year to year. Moreover, our ability to replace reserves over an extended period depends not only on the total volumes found, but also on the cost of finding and developing such reserves. Depending on the general price environment for natural gas and crude oil, our finding and development costs may not justify the use of resources to explore for and develop such reserves. There can be no assurances as to the level or timing of success, if any, that we will be able to achieve in finding and developing or acquiring additional reserves. Acquisitions that result in successful exploration or exploitation projects require assessment of numerous factors, many of which are beyond our control. There can be no assurance that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our financial condition, results of operations and cash flows.

RESERVE ESTIMATES. Our forward-looking statements may be predicated on our estimates of our oil and gas reserves. All of the reserve data in this Form 10-K or otherwise made by or on behalf of the Company are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves. Projecting future rates of production and timing of future development expenditures is also inexact. Many factors beyond our control affect these estimates. In addition, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Therefore, it is common that estimates made by different engineers will vary. The results of drilling, testing and production after the date of an estimate may also require a revision of that estimate, and these revisions may be material. As a result, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered.

LAWS AND REGULATIONS. Our forward-looking statements are generally based on the assumption that the legal and regulatory environment will remain stable. Changes in the legal and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of legal and regulatory factors, including federal, state and local laws and regulations in the U.S. and laws and regulations of foreign nations, affecting (1) oil and gas production, including allowable rates of production by well or proration unit, (2) taxes applicable to the Company and/or our production, (3) the amount of oil and gas available for sale, (4) the availability of adequate pipeline and other transportation and processing facilities and (5) the marketing of competitive fuels. Our operations are also subject to extensive federal, state and local laws and regulations in the U.S. and laws and regulations of foreign nations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These environmental laws and regulations continue to change and may become more onerous or restrictive in the future. Our forward-looking statements are generally based upon the expectation that we will not be required in the near future to expend amounts to comply with environmental laws and regulations that are material in relation to our total capital expenditures program. However, inasmuch as such laws and regulations are frequently changed, we are unable to accurately predict the ultimate cost of such compliance.

DRILLING AND OPERATING RISKS. Our drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. In addition, a substantial amount of our operations are currently offshore, domestically and internationally, and subject to the additional hazards of marine operations, such as loop currents, capsizing, collision and damage or loss from severe weather. Our drilling operations are also subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

COMPETITION. The Company's forward-looking statements are generally based on a stable competitive environment. Competition in the oil and gas industry is intense both domestically and internationally. We actively compete for reserve acquisitions and exploration leases and licenses, as well as in the gathering and marketing of natural gas and crude oil. Our competitors include the major oil companies, independent oil and gas concerns, individual producers, natural gas and crude oil marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent our competitors have greater financial resources than currently available to us, we may be disadvantaged in effectively competing for certain reserves, leases and licenses. Recently announced consolidations in the industry may enhance the financial resources of certain of our competitors. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. The availability of drilling rigs and other equipment, as well as the level of rates charged, may have an effect on our ability to compete and achieve success in our exploration and production activities.

In marketing our production, we compete with other producers and marketers on such factors as deliverability, price, contract terms and quality of product and service. Competition for the sale of energy commodities among competing suppliers is influenced by various factors, including price, availability, technological advancements, reliability and creditworthiness. In making projections with respect to natural gas and crude oil marketing, we assume no material decrease in the availability of natural gas and crude oil for purchase. We believe that the location of our properties, our expertise in exploration, drilling and production operations, the experience of our management and the efforts and expertise of our marketing units generally enable us to compete effectively. In making projections with respect to numerous aspects of our business, we generally assume that there will be no material change in competitive conditions that would adversely affect us.

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

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. AMCCO is accounted for using the equity method within the Registrant's wholly-owned subsidiary, Samedan of North Africa, Inc. For more information, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K.

OIL AND GAS

The Company's wholly-owned subsidiary, Samedan, directly or through various arrangements with other companies, explores for, develops and produces oil and gas hydrocarbons. Exploration activities include geophysical and geological evaluation and exploratory drilling on properties for which the Company has exploration rights. Samedan has been engaged in the exploration, production and marketing of oil and gas since 1932. Samedan has exploration, exploitation and production operations domestically and internationally. The domestic areas consist of: offshore in the Gulf of Mexico and California; the Gulf Coast Region (Louisiana, New Mexico and Texas); the Mid-Continent Region (Oklahoma and Southern Kansas); and the Rocky Mountain Region (Colorado, Montana, North Dakota, Wyoming and California). The international areas of operations include

Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea, and Vietnam. For more information regarding Samedan's oil and gas properties, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

EXPLORATION ACTIVITIES

DOMESTIC OFFSHORE. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf of Mexico (offshore Texas, Louisiana, Mississippi and Alabama) and offshore California since 1968. Generally, offshore properties are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties. The Company's current offshore production is derived from 232 wells operated by Samedan and 279 wells operated by others. During the past 32 years, Samedan has drilled or participated in the drilling of 992 gross wells offshore. At December 31, 2000, the Company held offshore federal leases covering 1,037,827 gross developed acres and 793,507 gross undeveloped acres on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

DOMESTIC ONSHORE. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in three regions since the 1930's. The Gulf Coast Region covers onshore Louisiana, New Mexico and Texas. Properties in the Gulf Coast Region are characterized by gas reservoirs with strong production rates and oil fields with primary and secondary recovery operations that tend to deplete more gradually than the Company's offshore properties. The Mid-Continent Region covers Oklahoma and Southern Kansas. Properties in the Mid-Continent Region tend to be characterized by stable oil and gas production from primary and secondary recovery operations and the reservoirs tend to produce for longer periods compared to the Company's offshore properties. The Rocky Mountain Region covers Colorado, Montana, North Dakota, Wyoming and California. Reservoirs in the Rocky Mountain Region are primarily characterized by oil and gas production from primary and secondary recovery operations.

Samedan's current onshore production is derived from 1,494 wells operated by Samedan and 1,380 wells operated by others. At December 31, 2000, the Company held 604,902 gross developed acres and 289,527 gross undeveloped acres onshore on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

ARGENTINA. Samedan, through its subsidiary EDC Argentina, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in Argentina since 1996. The Company's producing properties are located in southern Argentina in the El Tordillo field, which is characterized by secondary recovery oil production from a 10,000 acre reservoir. At December 31, 2000, the Company held 28,988 gross developed acres and 1,235,105 gross undeveloped acres in Argentina on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

CHINA. Samedan, through its subsidiary EDC China, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in China since 1996. The Company has two concessions in South Bohai Bay, offshore China. These concessions, Cheng Dao Xi and Cheng Zi Kou, are contiguous and adjoin non-owned production in the southern portion of Bohai Bay. At December 31, 2000, the Company held 7,413 gross developed acres and 200,032 gross undeveloped acres in China on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

ECUADOR. Samedan, through its subsidiary EDC Ecuador Ltd., has been actively engaged in exploration, exploitation and development of oil and gas properties in Ecuador since 1996. The Company's objective in Ecuador is to develop the gas market for the Amistad gas field (offshore Ecuador) which was discovered in the late 1970's. The concession covers 12,355 gross developed acres and 851,771 gross undeveloped acres encompassing the Amistad field. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

EQUATORIAL GUINEA. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties offshore Equatorial Guinea (West Africa) since 1990. The primary offshore Equatorial Guinea production is from the Alba field, which produces gas and condensate. The gas production will be utilized as feedstock by a methanol plant currently under construction. The plant will be owned by AMPCO, in which the Company indirectly owns a 45 percent interest through its 50 percent ownership of AMCCO. For more information on the methanol plant, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K. Based on reserve estimates, the Alba field can deliver gas sufficient for the plant to operate for 30 years. At December 31, 2000, the Company held 45,203 gross developed acres and 266,754 gross undeveloped acres offshore Equatorial Guinea on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

NORTH SEA. Samedan, through its subsidiaries EDC (Europe) Limited and EDC (Denmark) Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in the North Sea since 1996. The Company's current oil and gas production in the North Sea is derived from 142 wells operated by others. Reservoirs in the North Sea tend to have the same attributes as Gulf of Mexico reservoirs. At December 31, 2000, the Company held 131,527 gross developed acres and 682,262 gross undeveloped acres on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

MEDITERRANEAN SEA. In 1998, the Company, through its subsidiary, Samedan, Mediterranean Sea, entered into a participation agreement with a 40 percent interest covering 11 licenses, permits or leases. At December 31, 2000, the Company held 61,776 gross developed acres and 1,020,198 gross undeveloped acres. The acreage is located about 20 miles offshore Israel in water depths ranging from 700 feet to 5,000 feet. Through a recent acquisition, the Company has increased its interest in the 11 licenses to 47 percent. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

VIETNAM. During 2000, Samedan acquired a 78 percent interest in two offshore blocks totaling 1,701,812 gross undeveloped acres in the Nam Con Son basin. The Company anticipates reducing its interest to 60 percent before the planned exploration wells are drilled in 2001. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

PRODUCTION ACTIVITIES

OPERATED PROPERTY STATISTICS. The percentage of oil and gas wells operated and the percentage of sales volume from operated properties are shown in the following table as of December 31:

                                                   2000                       1999                       1998
                                            -----------------------------------------------------------------------
(IN PERCENTAGES)                              OIL          GAS          OIL          GAS          OIL           GAS
-------------------------------------------------------------------------------------------------------------------
Operated well count basis                    23.1         66.0         22.8         61.2         20.7          58.9
Operated sales volume basis                  48.3         64.5         48.1         59.8         45.3          59.2

NET PRODUCTION. The following table sets forth Samedan's net oil and natural gas production including royalty, for the three years ended December 31:

                                                                            2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Oil Production
   (million BBLS)                                                            9.4             11.0              13.6
Gas Production
   (BCF)                                                                   148.7            166.1             206.8

OIL AND GAS EQUIVALENTS. The following table sets forth Samedan's net production stated in oil and gas equivalent volumes, for the three years ended December 31:

                                                                            2000            1999             1998
-----------------------------------------------------------------------------------------------------------------
Total Oil Equivalents
   (million BOE)                                                            34.2             38.6              48.1
Total Gas Equivalents
   (BCFe)                                                                  205.4            231.8             288.3

ACQUISITIONS OF OIL AND GAS PROPERTIES, LEASES AND CONCESSIONS

During 2000, Samedan spent approximately $99 million on the purchase of proved oil and gas properties. Samedan spent approximately $.1 million in 1999 and $48.4 million in 1998 on proved properties. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

During 2000, Samedan spent approximately $17.6 million on acquisitions of unproved properties. Samedan spent approximately $7.9 million in 1999 and $37.6 million in 1998 on acquisitions of unproved properties. These properties were acquired primarily through various offshore lease sales, domestic onshore lease acquisitions and international concession negotiations. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

MARKETING

NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and aggregating gas to be sold to gas marketers and pipelines. During 2000, approximately 69 percent of NGM's total sales were to end users. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells or from other producers' properties in which the Company may not own an interest. NGM, through its wholly-owned subsidiary, Noble Gas Pipeline, Inc., engages in the installation, purchase and operation of gas gathering systems.

Samedan and EDC have short-term gas sales contracts with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM. Samedan and EDC sold approximately 95 percent of their production to NGM in 2000. Sales, including hedging transactions, are recorded as gathering, marketing and processing revenues. NGM records the amount paid to Samedan, EDC and third parties as cost of sales in gathering, marketing and processing. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements. The Company has a small number of long-term gas contracts representing less than five percent of its total gas sales.

Oil produced by the Company is sold to purchasers in the United States and foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and by trucks to gatherers, transportation companies and end users. NTI markets approximately 45 percent of the Company's oil as well as certain third-party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues and records cost of sales in gathering, marketing and processing costs. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average oil price increased $8.08 from $16.29 per BBL in 1999 to $24.37 per BBL in 2000. Due to the volatility of oil prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7a. Quantitative and Qualitative Disclosure About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Substantial competition in the natural gas marketplace continued in 2000. Gas prices, which were once determined largely by governmental regulations, are now determined by the marketplace. The Company's average gas price increased from $2.23 per MCF in 1999 to $3.77 per MCF in 2000. Due to the volatility of gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7a. Quantitative and Qualitative Disclosure About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The largest single non-affiliated purchaser of the Company's oil production in 2000 accounted for approximately 19 percent of the Company's oil sales, representing approximately three percent of total revenues. The five largest purchasers accounted for approximately 57 percent of total oil sales. The largest single non-affiliated purchaser of the Company's gas production in 2000 accounted for approximately two percent of its gas sales. The five largest purchasers accounted for approximately eight percent of total gas sales. The Company does not believe that its loss of a major oil or gas purchaser would have a material effect on the Company.

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

CERTAIN RISKS. In the Company's exploration operations, losses may occur before any accumulation of oil or gas is found. If oil or gas is discovered, no assurance can be given that sufficient reserves will be developed to enable the Company to recover the costs incurred in obtaining the reserves or that reserves will be developed at a rate sufficient to replace reserves currently being produced and sold. The Company's international operations are also subject to certain political, economic and other uncertainties including, among others, risk of war, expropriation, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over areas in which the Company conducts operations.

ENVIRONMENTAL MATTERS. As a developer, owner and operator of oil and gas properties, the Company is subject to various federal, state, local and foreign country laws and regulations relating to the discharge of materials into, and the protection of, the environment. The unauthorized release or discharge of oil or certain other regulated substances from the Company's domestic onshore or offshore facilities could subject the Company to liability under federal laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act and the Federal Water Pollution Control Act, as amended. These laws, among others, impose liability for such a release or discharge for pollution cleanup costs, damage to natural resources and the environment, various forms of direct and indirect economic losses, civil or criminal penalties, and orders or injunctions, including those that can require the suspension or cessation of operations causing or impacting or potentially impacting such release or discharge. The liability under these laws for a substantial such release or discharge, subject to certain specified limitations on liability, may be extraordinarily large. If any pollution was caused by willful misconduct, willful negligence or gross negligence within the privity and knowledge of the Company, or was caused primarily by a violation of federal regulations, the Federal Water Pollution Control Act provides that such limitations on liability do not apply. Certain of the Company's facilities are subject to regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the prevention of, and preparation for, the possible discharge of oil into navigable waters.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," imposes liability on certain classes of persons that generated a hazardous substance that has been released into the environment or that own or operate facilities or vessels onto or into which hazardous substances are disposed. The Resource Conservation and Recovery Act, as amended, ("RCRA") and regulations promulgated thereunder, regulate hazardous waste, including its generation, treatment, storage and disposal. CERCLA currently exempts crude oil, and RCRA currently exempts certain oil and gas exploration and production drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substance and hazardous waste, respectively. The Company's operations, however, may involve the use or handling of other materials that may be classified as hazardous substances and hazardous wastes, and therefore, these statutes and regulations promulgated under them would apply to the Company's generation, handling and disposal of these materials. In addition, there can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

Certain of the Company's facilities may also be subject to other federal environmental laws and regulations, including the Clean Air Act with respect to emissions of air pollutants.

Certain state or local laws or regulations and common law may impose liabilities in addition to, or restrictions more stringent than, those described herein.

The environmental laws, rules and regulations of foreign countries are generally less stringent than those of the United States, and therefore, the requirements of such jurisdictions do not generally impose an additional compliance burden on the Company or on its subsidiaries.

The Company has made and will continue to make expenditures in its efforts to comply with environmental requirements. The Company does not believe that it has to date expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company. Although such requirements do have a substantial impact upon the energy industry, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry.

INSURANCE. The Company has various types of insurance coverages as are customary in the industry which include, in various degrees, general liability, control of well, loss of production, pollution, political risks and physical damage insurance. The Company believes the coverages and types of insurance are adequate.

COMPETITION

The oil and gas industry is highly competitive. Since many companies and individuals are engaged in exploring for oil and gas and acquiring oil and gas properties, a high degree of competition for desirable exploratory and producing properties exists. A number of the companies with which the Company competes are larger and have greater financial resources than the Company.

The availability of a ready market for the Company's oil and gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide oil and gas production, the costs and availability of alternative fuels, the costs and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the costs of complying with applicable environmental regulations.

UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). The Company accounts for its interest in AMCCO using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. For more information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Samedan is participating with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) to construct a methanol plant in Equatorial Guinea. The total projected cost of the plant and supporting facilities is estimated to be $448 million including various contingencies and capitalized interest, with the Company responsible for $224 million. The plant is designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 125 MMCF of gas per day from the Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The construction contract stipulates that first production should be achieved by the second quarter of 2001. Current marketing plans are to use two tankers, which are under long-term contracts, to transport the methanol to markets in

Europe and the United States. During 1999, AMCCO issued $250 million senior secured notes due 2004 that are not included in the Company's balance sheet. For more information, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

EMPLOYEES

During the year, the total number of employees of the Company increased from 556 at December 31, 1999, to 576 at December 31, 2000.

ITEM 2.   PROPERTIES.

OFFICES

The principal executive office of the Registrant is located in Houston, Texas. The Company maintains offices for international, domestic onshore, and domestic offshore operations in Houston, Texas. The Company also maintains offices in China, Ecuador, Israel, the United Kingdom, and Vietnam. NGM's office is located in Houston, Texas, and NTI's office is located in Ardmore, Oklahoma. The Company also maintains offices in Ardmore, Oklahoma for centralized accounting, lease records, human resources and related administrative functions.

OIL AND GAS

The Company, directly or through various arrangements with others, searches for potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities. These activities include geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired exploration rights. During 2000, Samedan drilled or participated in the drilling of 268 gross (146 net) wells, comprised of 50 gross (11.5 net) international wells and 218 gross (134.5 net) domestic wells. For more information regarding Samedan's oil and gas properties, see "Item 1. Business--Oil and Gas" of this Form 10-K.

DOMESTIC OFFSHORE. During 2000, an exploitation program at Samedan's South Timbalier field consisting of two development wells, four workovers and additional compression increased production 66 MMCF of gas per day, net to the Company's interest.

Upgrades at East Cameron 331/332 have resulted in a net incremental increase in total production of nearly 20 MMCF of gas and 1,080 BBLS of oil per day.

An exploitation project consisting of seven sidetracks was completed at Main Pass 306, increasing production 875 net BBLS of oil per day.

The High Island A-517 A-8 and A-14 development wells commenced production of 8.2 net MMCF of gas per day each.

The Vermilion 161 BJ-6 development well commenced production of 7.5 MMCF of gas and 330 BBLS of oil per day, net to Samedan's interest.

Production began from the 12 block Viosca Knoll 252 Unit. Four wells were producing approximately 42 MMCF of gas per day, net to Samedan's 40 percent interest. Additional exploration and development opportunities remain.

Samedan recompleted its West Delta 58 C-4 well to the OX sand. The zone contains 68 feet of hydrocarbon pay and commenced production at the rate of 9.7 MMCF of gas and 992 BBLS of condensate per day, net to Samedan's interest.

A workover in the Vermilion 167 field yielded a net incremental increase of 600 BBLS of oil per day.

Samedan entered into an exploration alliance with McMoRan Exploration Company and committed to participate with a 25 percent working interest in six prospects. Additionally, Samedan agreed to work with McMoRan in identifying future prospects on approximately 660,000 acres previously accumulated by McMoRan. Samedan's estimated costs for the committed exploration prospects are approximately $25 million.

The Vermilion 196 #2 well, in which Samedan owns a 25 percent working interest, logged 70 feet of net hydrocarbon pay in three sands. The property expansion is continuing with two development wells and initial production is expected in the third quarter of 2001.

Samedan purchased an additional 13.2 percent working interest (for a total working interest of 33.2 percent) in Vermilion 408 from McMoRan Exploration Company for $2.8 million. The block contains two wells with reserves estimated to be four million BOE.

DOMESTIC ONSHORE. In 2000, Samedan maintained an active drilling program in the Bowdoin field located in Phillips and Valley Counties, Montana where 95 successful wells were drilled.

The Harry Stagg #1 located in Lafayette Parish, Louisiana commenced production at a rate of 5.6 MMCF of gas and 274 BBLS of condensate per day, net to the Company's interest, with 8,400 pounds per square inch of flowing tubing pressure.

The Runnels #3 in Matagorda County, Texas commenced production at the daily rate of 2.6 MMCF of natural gas and 68 BBLS of oil, net to Samedan's interest.

EQUATORIAL GUINEA. The expansion of the 34 percent owned Alba field has been completed with the successful drilling of the Alba #8 well. The expansion included engineering, fabrication, transportation, and installation of a tripod well platform, a four-pile 12 slot manned platform with compression, various infield flow lines, a 19-mile pipeline and the drilling of several wells, some for production and some for reinjection. The expansion will increase the production capacity of the field, which lies 18 miles off the coast of Equatorial Guinea, to 225 MMCF of gas per day from 90 MMCF of gas per day.

Approximately 125 MMCF of gas per day will be supplied to a methanol plant on Bioko Island, scheduled to start production in the second quarter of 2001. Approximately 10 MMCF of gas per day will be used for onshore operations, and the remainder will be reinjected.

The Company, through its 50 percent ownership interest in AMCCO, indirectly owns a 45 percent working interest in AMPCO, which is constructing a methanol plant to use gas from the Alba field. The plant is designed to produce 2,500 metric tons of methanol per day, which is the equivalent of approximately 20,000 BBLS per day. The plant is designed to use approximately 125 MMCF of gas per day and is approximately 95 percent complete. It is being built under a turnkey construction contract and projected to be completed and begin production in the second quarter of 2001. For additional information, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K.

ECUADOR. The Company owns a 100 percent working interest in the Block 3 concession, located offshore Ecuador in the Gulf of Guayaquil. The concession includes 12,355 gross developed acres and 851,771 gross undeveloped acres encompassing the Amistad gas field. The Company constructed and set a drilling and production platform for the Amistad gas field. A platform drilling rig had drilled three wells at year end. Additional evaluation wells will be drilled in 2001.

Gas from the field is targeted to supply an electrical power generation facility to be constructed near the city of Machala. The Company has made progress payments to General Electric for the construction of two units that will ultimately be capable of producing 240 megawatts of electricity when in a combined cycle configuration.

ISRAEL. The Company made a gas discovery approximately 15 miles off the coast of Israel with the Mari-B #1 well. The Mari-B #2 well was drilled approximately one mile east of the Mari-B #1 discovery. A delineation well was drilled to appraise the southern extension of the nearby Noa field which was discovered in 1999. Based on the data from these wells, it is estimated that the combined Noa/Mari-B areas contain recoverable reserves in excess of 1.2 TCF of gas.

In late 2000, the Company increased its interest in the exploration agreement from 40 to 47 percent. The agreement covers 11 licenses, permits or leases encompassing 1,081,974 gross acres offshore Israel.

The partners in the exploration agreement are currently negotiating a supply contract with Israel Electric Corporation Ltd.

CHINA. In October 2000, the Chinese government granted final approval of the development plan for the Cheng Dao Xi field to the Company's wholly-owned indirect subsidiary Energy Development Corporation (China), Inc. The field is located in the southern portion of Bohai Bay. The plan includes a drilling and production platform set in approximately 25 feet of water and 16 wells to develop the field, including injection wells to maintain field pressure. The production facilities are designed to process 10,000 BBLS of oil per day.

A five-mile pipeline will also be installed to connect the field to the existing onshore infrastructure located in the Shengli oil field. The total projected $101 million cost for the development and construction of the field and pipeline will be shared 57 percent by the Company and 43 percent by the China Petro-Chemical Corporation. Initial production is expected in the second quarter of 2002.

VIETNAM. Oil and gas exploration rights were acquired on two blocks in the Nam Con Son basin offshore Vietnam. Samedan will be the operator with a 60 percent interest in the two blocks, which encompass 1.7 million acres. Both oil and gas have been tested on the blocks in wells drilled by previous operators, but the discoveries were not developed. Two exploratory wells are planned for 2001.

NORTH SEA. EDC (Europe) Limited, a wholly-owned indirect subsidiary of the Company, acquired, through an asset exchange, a 12 percent interest in Block 21/20a in the Cook field, 100 miles east of Aberdeen, Scotland. This field commenced production of 12,000 gross BBLS of oil per day in April 2000. Recoverable reserves are estimated in excess of 20 million BBLS of oil to be produced over a span of at least five years.

Interests in two licenses in the Hanze field in the Dutch sector of the North Sea were acquired. The Company owns a 15 percent interest in one license in which production is expected to start during the second half of 2001. An exploration well on the second license, in which the Company owns 40 percent, is planned in 2001. A new oil platform, currently under construction, is expected to have a production rate of approximately 31,500 BBLS of oil per day. The Hanze field would be the first oil field to come into production in the Dutch sector of the North Sea in 10 years.

ARGENTINA. The Company participated with a 13 percent working interest in 38 exploitation wells in the El Tordillo field during 2000. The Company is awaiting government approval on an oil and gas exploration permit of approximately 1.2 million acres. The permit is located in the Cuyo Basin of Mendoza Province in western Argentina. The Company was the successful bidder on an adjacent permit of approximately 1.1 million acres. Seismic work should commence in 2001.

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

                              NET EXPLORATORY WELLS                                NET DEVELOPMENT WELLS
                 ---------------------------------------------       ----------------------------------------------
                    PRODUCTIVE(1)                   DRY(2)               PRODUCTIVE(1)                 DRY(2)
                 ---------------------------------------------       ----------------------------------------------
YEAR ENDED
DECEMBER 31,      U.S.         INT'L         U.S.        INT'L         U.S.        INT'L         U.S.         INT'L
-------------------------------------------------------------------------------------------------------------------
2000             17.86          3.94        10.59         1.00       101.89         5.99         4.17           .57
1999              6.97          2.00         6.14          .55        26.10         4.82         2.42           .01
1998             15.63           .13        15.16          .33        42.21         3.92        10.71

----------
     (1) A productive well is an exploratory or a development well that is not a dry hole.
     (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

At January 31, 2001, Samedan was drilling 9 gross (4.3 net) exploratory wells and 8 gross (3.6 net) development wells. These wells are located in Oklahoma, Texas, Louisiana, Argentina, and offshore in the Gulf of Mexico, Israel, Ecuador, Equatorial Guinea, and the North Sea. These wells have objectives ranging from approximately 5,500 feet to 25,000 feet. The drilling cost to Samedan of these wells is approximately $47 million if all are dry and approximately $62 million if all are completed as producing wells.

OIL AND GAS WELLS. The number of productive oil and gas wells in which Samedan held an interest as of December 31, were as follows:


                                                2000(1)(3)                1999(1)(2)(3)              1998(1)(3)
                                        ---------------------------------------------------------------------------
                                            GROSS          NET        GROSS          NET        GROSS           NET
-------------------------------------------------------------------------------------------------------------------
OIL WELLS
   United States - Onshore                1,341.5        564.0      1,512.5        683.2      4,571.5         895.8
   United States - Offshore                 210.5        119.2        254.5        128.2        344.0         145.9
   International                            604.0         66.2      1,041.0        122.9      1,019.0         119.2
-------------------------------------------------------------------------------------------------------------------
TOTAL                                     2,156.0        749.4      2,808.0        934.3      5,934.5       1,160.9
-------------------------------------------------------------------------------------------------------------------

GAS WELLS
   United States - Onshore                1,532.5        947.1      1,435.5        873.9      1,608.5         944.7
   United States - Offshore                 300.5        133.4        406.5        150.4        410.0         152.2
   International                             31.0          3.5         27.0          2.5         25.0           2.0
-------------------------------------------------------------------------------------------------------------------
TOTAL                                     1,864.0      1,084.0      1,869.0      1,026.8      2,043.5       1,098.9
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

                                                    2000                      1999                      1998
                                          -------------------------------------------------------------------------
                                            GROSS          NET        GROSS          NET        GROSS           NET
-------------------------------------------------------------------------------------------------------------------

MULTIPLE COMPLETIONS
    Oil                                      13.5          6.9         14.0          9.2         21.5          15.5
    Gas                                      36.5         14.0         49.0         23.2         47.5          24.7

NOT PRODUCING (SHUT-IN)
    Oil                                     386.0        177.5        857.0        233.5      1,609.5         237.2
    Gas                                      62.0         20.6         33.0          4.5         58.5          23.2

At year-end 2000, Samedan had less than two percent of its oil and gas sales volumes committed to long-term supply contracts and had no similar agreements with foreign governments or authorities in which Samedan acts as producer.

Since January 1, 2000, no oil or gas reserve information has been filed with, or included in any report to any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration ("EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

AVERAGE SALES PRICE. The following table sets forth for each of the last three years the average sales price per unit of oil produced and per unit of natural gas produced, and the average production cost per unit.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            2000             1999         1998
-------------------------------------------------------------------------------------------------------------------
Average sales price per BBL of oil (1):

         United States                                                   $ 23.75           $16.37           $ 11.98
         International                                                   $ 26.09           $16.01           $ 10.28

              Combined (2)                                               $ 24.37           $16.29           $ 11.66

Average sales price per MCF of natural gas (1):

         United States                                                   $  3.90           $ 2.30           $  2.18
         International                                                   $  2.08           $ 1.38           $  2.13

              Combined                                                   $  3.77           $ 2.23           $  2.18

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation (MCFe) (3):

         United States                                                   $   .59           $  .51           $   .50
         International                                                   $   .64           $  .49           $   .66

              Combined                                                   $   .59           $  .50           $   .52

      (1) Net production amounts used in this calculation include royalties.

      (2) Reflects a reduction of $2.92 per BBL in 2000 from hedging in the United States.

     (3) Oil production is converted to gas equivalents (MCFe) based on one BBL of oil equals six MCF of gas.

                      [MAP OF GULF OF MEXICO OPERATIONS]



SIGNIFICANT OFFSHORE UNDEVELOPED LEASE HOLDINGS (INTERESTS ROUNDED TO NEAREST WHOLE PERCENT)

             NET WORKING
BLOCK        INTEREST (%)
-------------------------

EAST BREAKS
-----------
    279           33
    420*          48
    421*          48
    464*          48
    465*          48
    475*         100
    510*          33
    519*         100
    563*         100
    588*          97
    589*          97
    632*          97
    633*          97

GREEN CANYON
------------
     23*          50
     24*          43
     25*          43
     27*          43
     85*          50
    227*          50
    228*          50
    303*          40
    723*         100
    724*         100
    768*         100

WEST CAMERON
------------
    136           40
    392          100
    393          100
    400          100
    438          100
    443          100
    446          100
    583          100
    602          100
    614           25

VERMILION
---------
    195           25
    207           25
    232           50
    278          100
    280           50
    283           50
    285           50
    286          100
    300           50
    312          100
    349           75
    353          100
    360           67
    361           67
    365           50
    377          100
    394           75

GARDEN BANKS
------------
     34          100
     35          100
     62           25
     63           25
     64           25
     78          100
    107           25
    116          100
    122          100
    154          100
    326*         100
    751*         100
    795*         100
    841*          39

MAIN PASS
---------
    192          100
    293          100

GALVESTON
---------
    249-L         50
    250-L         50
    274-L         50
    275-L         50
    277-L         50
    340-S         50
    341-S         50
    349-S         50

MUSTANG ISLAND
--------------
    829           80
    830           80

SOUTH MARSH ISLAND
------------------
     38          100
     62           67
     63           67
     64           67
     65           67
     70           50
    104          100
    167          100
    179           35
    180           35
    185           35
    186           35
    195           50

MISSISSIPPI CANYON
------------------
    524*          50
    573          100
    583*          50
    595*          24
    639*          24
    661*          25
    665*          50
    705*          25
    849*          48

SOUTH TIMBALIER
---------------
     98           50
    156           67
    201          100
    315           30

BRAZOS
------
    308-L         50
    336-L         50
    337-L         50
    543          100

EWING BANK
----------
    833*          14
    834*          14
    949           97
    993           48
    995           43
    996           43

EUGENE ISLAND
-------------
     96           25
     97           25
    109           25
    300           67
    317           67

HIGH ISLAND
-----------
  A-218          100
  A-230          100
  A-232          100
  A-426           33
  A-435           33
  A-516          100

VIOSCA KNOLL
------------
    344          100
    697           50
    820           50
    908*         100

ATWATER VALLEY
--------------
    327*          39
    533*          40


* Located in water deeper than 1,000 feet.

The developed and undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 2000, is as follows:


                                                      DEVELOPED ACREAGE (1)(2)         UNDEVELOPED ACREAGE (2)(3)
                                                   -----------------------------      -----------------------------
LOCATION                                           GROSS ACRES        NET ACRES       GROSS ACRES         NET ACRES
-------------------------------------------------------------------------------------------------------------------
United States Onshore
    Alabama                                                                                 2,396               506
    California                                           5,330             2,258            5,229             3,523
    Colorado                                            61,678            59,088           21,682            16,858
    Kansas                                              92,601            53,073           20,042            11,908
    Louisiana                                           20,864             6,387           12,841             6,373
    Michigan                                                                                1,876               427
    Mississippi                                            878                34            1,884                51
    Montana                                            172,843           119,234           17,586             5,264
    New Mexico                                           3,117             1,766            2,325             1,738
    North Dakota                                         1,932             1,554            5,767             3,246
    Oklahoma                                           141,513            54,712           46,459            15,928
    South Dakota                                                                              800               131
    Texas                                               74,268            37,893           84,294            42,298
    Utah                                                 5,160             2,433              640               500
    Wyoming                                             24,718            11,797           65,706            42,727
-------------------------------------------------------------------------------------------------------------------
     Total United States Onshore                       604,902           350,229          289,527           151,478
-------------------------------------------------------------------------------------------------------------------
United States Offshore (Federal Waters)
    Alabama                                             80,640            39,168           25,603            17,698
    California                                          27,314             5,151           63,884            16,310
    Florida                                                                                11,520             2,304
    Louisiana                                          654,090           275,051          411,257           247,697
    Mississippi                                         22,411            10,141           40,320            18,056
    Texas                                              253,372           102,313          240,923           168,414
-------------------------------------------------------------------------------------------------------------------
     Total United States Offshore (Federal Waters)   1,037,827           431,824          793,507           470,479
-------------------------------------------------------------------------------------------------------------------
International
    Argentina                                           28,988             3,977        1,235,105         1,162,339
    Australia                                                                             938,999           373,252
    China                                                7,413             4,225          200,032           149,293
    Denmark                                                                                80,902            32,361
    Ecuador                                             12,355            12,355          851,771           851,771
    Equatorial Guinea                                   45,203            15,727          266,754            92,808
    Ireland                                                                               296,797           169,174
    Israel                                              61,776            29,071        1,020,198           480,095
    Netherlands                                                                           168,624            49,782
    United Kingdom                                     131,527             4,539          432,736           150,057
    Vietnam                                                                             1,701,812         1,327,413
-------------------------------------------------------------------------------------------------------------------
     Total International                               287,262            69,894        7,193,730         4,838,345
-------------------------------------------------------------------------------------------------------------------

TOTAL                                                1,929,991           851,947        8,276,764         5,460,302
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

ITEM 3.       LEGAL PROCEEDINGS.

The Noble Drilling litigation disclosed in the Company's 1999 Form 10-K was settled during 2000.

The Company has other lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively, will materially impair the Company's financial and operational condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 12, 2001, with respect to the executive officers of the Registrant.



  Name                         Age                                   Position
----------------------------------------------------------------------------------------------------------------
  Robert Kelley (1)             55          Chairman of the Board

  Charles D. Davidson (2)       51          President, Chief Executive Officer, Director

  Alan R. Bullington (3)        49          Vice President, General Manager-International Division,
                                            Samedan Oil Corporation

  Robert K. Burleson (4)        43          President, Noble Gas Marketing, Inc.

  Dan O. Dinges (5)             47          Senior Vice President, General Manager-Offshore Division
                                            and Operating Committee Member of Samedan Oil Corporation

  Albert D. Hoppe (6)           56          Senior Vice President, General Counsel and Secretary of the
                                            Registrant and Operating Committee Member of Samedan Oil Corporation

  James L. McElvany (7)         47          Vice President-Finance and Treasurer of the Registrant and Operating
                                            Committee Member of Samedan Oil Corporation

  Richard A. Peneguy, Jr. (8)   50          Vice President, General Manager-Onshore Division,
                                            Samedan Oil Corporation

  W. A. Poillion (9)            51          Senior Vice President and Operating Committee Member of
                                            Samedan Oil Corporation

  Kenneth P. Wiley (10)         48          Vice President-Information Systems of the Registrant


---------------

    (1) Robert Kelley served as President and Chief Executive Officer of the Registrant from August 1, 1986 until October 2000 and as Chairman of the Board since October 27, 1992. Prior to August 1986, he had served as Executive Vice President of the Registrant from January 1986. Mr. Kelley served as President and Chief Executive Officer of Samedan, positions he held since 1984. For more than five years prior thereto, Mr. Kelley served as an officer of Samedan. He has served as a director of the Company since 1986. Mr. Kelley has announced his retirement effective April 30, 2001.

    (2) Charles D. Davidson was elected President and Chief Executive Officer of the Company on October 2, 2000. Prior to October 2000, he served as President and Chief Executive Officer of Vastar Resources, Inc. from March 1997 to September 2000 (Chairman from April 2000) and was a Vastar Director from March 1994 to September 2000. From September 1993 to March 1997, he served as a Senior Vice President of Vastar.

    (3) Alan R. Bullington was promoted to Vice President and General Manager, International Division of Samedan on January 1, 1998. Prior thereto, he served as Manager-International Operations and Exploration and as Manager-International Operations. Prior to his employment with Samedan in 1990, he held various management positions within the exploration and production division of Texas Eastern Transmission Company.

    (4) Robert K. Burleson has served as President of Noble Gas Marketing, Inc. since June 14, 1995. Prior thereto, he served as Vice President-Marketing for Noble Gas Marketing since its inception in 1994. Previous to his employment with the Company, he was employed by Reliant Energy as Director of Business Development for their interstate pipeline, Reliant Gas Transmission.

    (5) Dan O. Dinges was promoted to Senior Vice President and General Manager, Offshore Division of Samedan on January 1, 1998. Prior thereto, he had served as Vice President and General Manager, Offshore Division of Samedan since January 1989. Mr. Dinges has been a member of the Operating Committee of Samedan since January 31, 1995.

    (6) Albert D. Hoppe was elected Senior Vice President, General Counsel and Secretary of the Registrant on December 5, 2000. Prior thereto, he served as Vice President, General Counsel and Secretary of Vastar Resources, Inc. from 1994 through 2000.

    (7) James L. McElvany has served as Vice President-Finance and Treasurer of the Registrant since July 1, 1999. Prior to July 1999, he had served as Vice President-Controller of the Registrant since December 1997. Prior thereto, he served as Controller of the Registrant since December 1983. He has been a member of the Operating Committee of Samedan since July 1, 1999.

    (8) Richard A. Peneguy, Jr. was promoted to Vice President and General Manager, Onshore Division of Samedan on January 1, 2000. Prior thereto, he had served as General Manager, Onshore Division of Samedan since January 1, 1991.

    (9) W. A. Poillion was promoted to Senior Vice President-Production and Drilling of Samedan on January 1, 1998. Prior thereto, he had served as Vice President-Production and Drilling of Samedan since November 1990. He has been a member of the Operating Committee of Samedan since November 1, 1990. From March 1, 1985 to October 31, 1990, he served as Manager of Offshore Production and Drilling for Samedan.

   (10) Kenneth P. Wiley has served as Vice President-Information Systems since July 1998. Prior thereto, he served as Manager-Information Systems for Samedan since November 1994.

The terms of office for the officers of the Registrant continue until their successors are chosen and qualified. With the exception of Mr. Davidson, no other officer or executive officer of the Registrant has an employment agreement with the Registrant or any of its subsidiaries. There are no family relationships between any of the Registrant's officers.

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



                                                                                                                 DIVIDENDS
                                                                                     HIGH             LOW        PER SHARE
--------------------------------------------------------------------------------------------------------------------------
2000
----
   First quarter                                                                     $33.63          $19.19        $.04
   Second quarter                                                                    $42.38          $29.13        $.04
   Third quarter                                                                     $41.50          $28.88        $.04
   Fourth quarter                                                                    $48.38          $34.69        $.04

1999
----
   First quarter                                                                     $31.44          $19.25        $.04
   Second quarter                                                                    $35.00          $24.88        $.04
   Third quarter                                                                     $33.88          $27.00        $.04
   Fourth quarter                                                                    $29.19          $19.13        $.04




TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for the Common Stock is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303.

STOCKHOLDERS' PROFILE. As of December 31, 2000, the number of holders of record of Common Stock was 1,179. The following chart indicates the common stockholders by category.



                                                                                                               SHARES
DECEMBER 31, 2000                                                                                         OUTSTANDING
---------------------------------------------------------------------------------------------------------------------
Individuals                                                                                                   472,983
Joint accounts                                                                                                 65,082
Fiduciaries                                                                                                   143,075
Institutions                                                                                                2,513,538
Nominees                                                                                                   52,889,663
Foreign                                                                                                         6,521
---------------------------------------------------------------------------------------------------------------------
   Total-Excluding Treasury Shares                                                                         56,090,862
---------------------------------------------------------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES. The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that indirectly owns 90 percent of Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. On November 10, 1999, AMCCO issued $125 million of 10.875% Series A-1 Senior Secured Notes and $125 million of 8.95% Series A-2 Senior Secured Notes ("Series A-2 Notes") due 2004, which are not included in the Company's balance sheet, to fund the Company's portion of the remaining construction payments.

The Company has guaranteed the payment of interest on the Series A-2 Notes. In addition, the Company established a new series of preferred stock, Series B Mandatorily Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"). The Company issued, in a private placement pursuant to Section 4(2) of the Securities Act, 125,000 shares of the Series B Preferred to Noble Share Trust, which is a Delaware statutory business trust, in exchange for all of the beneficial ownership interests in the Noble Share Trust.

Noble Share Trust holds the 125,000 shares of Series B Preferred for the benefit of the holders of the Series A-2 Notes. The Series A-2 indenture trustee, and the holders of 25 percent of the outstanding principal amount of the Series A-2 Notes, would have the right to require a public offering of the Series B Preferred to generate proceeds sufficient to repay the Series A-2 Notes, upon the occurrence of certain events ("Trigger Dates"), including (i) defaults under the Indenture governing the Series A-2 Notes, (ii) a default and acceleration of the Company's debt exceeding five percent of the Company's consolidated net tangible assets, and (iii) the simultaneous occurrence of a downgrade of the Company's unsecured senior debt rating to "Ba1" or below by Moody's or "BB+" or below by Standard & Poor's and a decline in the closing price of the Company's common stock for three consecutive trading days to below $17.50. The exercise of this mandatory remarketing right is subject to certain forbearance provisions that would allow the Company the opportunity to obtain funds for the repayment of the Series A-2 Notes by alternative means for a specified period of time.

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

ITEM 6.       SELECTED FINANCIAL DATA.



                                                                               YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)              2000         1999         1998          1997         1996
---------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
   Revenues                                                $1,393,591   $  909,842   $  911,616    $1,116,623   $  887,203
   Net cash provided by operating activities                  570,334      343,100      382,010       492,473      413,707
   Net income (loss)                                          191,597       49,461     (164,025)       99,278       83,880
PER SHARE DATA
   Basic earnings (loss) per share                         $     3.42   $      .87   $    (2.88)   $     1.75   $     1.63
   Cash dividends                                          $      .16   $      .16   $      .16    $      .16   $      .16
   Year-end stock price                                    $    46.00   $    21.44   $    24.63    $    35.25   $    47.88
   Basic weighted average shares outstanding                   55,999       57,005       56,955        56,872       51,414
FINANCIAL POSITION (at year end)
   Property, plant and equipment, net:
   Oil and gas mineral interests,
   equipment and facilities                                $1,485,123   $1,242,370   $1,429,667    $1,546,426   $1,559,691
   Total assets                                             1,879,280    1,420,351    1,686,080     1,852,782    1,956,938
   Long-term obligations:
    Long-term debt, net of current portion                    525,494      445,319      745,143       644,967      798,028
    Deferred income taxes                                     117,048       83,075      106,823       144,083      108,434
    Other                                                      61,639       53,877       52,868        56,425       50,603
   Shareholders' equity                                       849,682      683,609      642,080       812,989      720,067
   Ratio of debt to book capital                                  .38          .39          .54           .44          .54
CAPITAL EXPENDITURES
   Oil and gas mineral interests,
    equipment and facilities                               $  502,430   $  121,077   $  445,910    $  320,561   $  982,499
   Methanol and power projects                                 98,737       89,728       25,131
   Other                                                        4,430        1,410        2,733         8,499        3,485
---------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures                              $  605,597   $  212,215   $  473,774    $  329,060   $  985,984
---------------------------------------------------------------------------------------------------------------------------


For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OPERATING STATISTICS



                                                                               YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                 2000          1999            1998          1997           1996
---------------------------------------------------------------------------------------------------------------------------------
GAS
Sales (in millions)                                           $ 549.9     $   359.8       $   441.8      $  499.4      $   365.4
Production (MMCF per day)                                       406.3         455.1           566.6         565.4          469.4
Average price (per MCF)                                       $  3.77     $    2.23       $    2.18      $   2.48      $    2.17

OIL
Sales (in millions)                                           $ 224.2     $   174.9       $   154.3      $  243.6      $   225.2
Production (BBLS per day)                                      25,805        30,003          37,217        38,345         34,520
Average price (per BBL)                                       $ 24.37     $   16.29       $   11.66      $  17.86      $   18.28

Royalty sales (in millions)                                   $  17.3     $    14.0       $    13.1      $   18.1      $    13.9




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's net cash provided from operations in 2000 was significantly higher than 1999 due to higher commodity prices during the second half of the year for crude oil and natural gas.

The oil price received by the Company in 2000 increased 50 percent from 1999 and the gas price received by the Company increased 69 percent in 2000 over the price received in 1999. In 1999, the Company's oil price increased 40 percent and the natural gas price increased two percent compared to 1998.



                      CASH PROVIDED FROM OPERATIONS


        [CHART - dollars per BOE]         [CHART - dollars per share]



The Company's unconsolidated subsidiary, AMCCO, is a 50 percent owned joint venture that indirectly owns 90 percent of AMPCO, which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $250 million senior secured notes due 2004 which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and commercial production is expected during the second quarter of 2001. The construction cost of the turnkey contract is $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $125.5 million. The total cost of the methanol project is estimated to be $448 million including various contingencies and capitalized interest, with the Company responsible for $224 million. Payments are due upon the completion of specific phases of the construction. During 2000, the Company recorded costs of $72 million toward the project, including capitalized interest, and $45.6 million in construction contract payments. The Company has construction contract phase payments totaling $8.1 million due in 2001.

During 2000, $512 million was spent on exploration and development projects, $72 million on the methanol project and $27 million on the Machala power project in Ecuador for total expenditures of $611 million. The 2001 exploration and development budget is approximately $700 million, including $45 million for the methanol project and $42 million on the Machala power project.

The Company's current ratio (current assets divided by current liabilities) was
 .83:1 at December 31, 2000, compared with .76:1 at December 31, 1999. The increase in the current ratio was due primarily to an increase in cash and short-term investments along with a $17.5 million decrease in other current liabilities. The Company's cash and short-term investments increased from $2.9 million at December 31, 1999, to $23.2 million at December 31, 2000.

FINANCING

The Company's total long-term debt, net of unamortized discount, at December 31, 2000, was $525 million compared to $445 million at December 31, 1999. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 38 percent at December 31, 2000, compared with 39 percent at December 31, 1999.

The Company's long-term debt is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, $100 million of 7 1/4% Senior Debentures Due 2097 and the outstanding balance of $80 million on a $300 million credit facility. Other than the $80 million due on the credit facility, there is no principal payment due on long term debt during the next five years.

The Company has a $300 million credit facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2000, there was $80 million borrowed against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. At year-end 1999, the Company had no borrowing against this facility.

On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. This agreement, which is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization, expired in 2000 without ever having been utilized.

OTHER

The Company has paid quarterly cash dividends of $.04 per share since 1989, and currently anticipates it will continue to pay quarterly dividends of $.04 per share.

The Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of March 1, 2001, the Company had completed 60.5 percent of the repurchase plan. The repurchase of 1,386,400 shares during 2000 at an average cost of $21.84 per share was funded from the Company's current cash flow.

The Company has sold a number of non-strategic oil and gas properties over the past three years. Total amounts of oil and gas reserves associated with the 2000, 1999 and 1998 dispositions were 1.2 million BBLS of oil and 4.8 BCF of gas, 5.1 million BBLS of oil and 34.2 BCF of gas, and .2 million BBLS of oil and
2.2 BCF of gas, respectively. The Company believes the disposition of non-strategic properties furthers the goal of concentrating its efforts on strategic properties.

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

During 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and should be adopted concurrently with SFAS No. 133, according to its provisions and the issuance of SFAS No. 137. The normal purchases and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. The adoption of these FASB's did not have a material impact on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

The Company's net income for 2000 of $191.6 million was primarily the result of a 50 percent and 69 percent increase in the average oil and gas price to $24.37 per BBL and $3.77 per MCF, respectively, compared to 1999. The impact of the increased oil price was approximately $76 million in additional oil revenues compared to 1999. The impact of the increase in the 2000 average natural gas price was approximately $229 million in additional gas revenues compared to 1999. The increase in net income for 1999 compared to 1998, is primarily due to significantly higher oil prices received during 1999 coupled with the $143 million charge for property impairments in 1998.

NATURAL GAS INFORMATION

Natural gas revenues increased dramatically in 2000, due to a 69 percent increase in the average price. The 69 percent increase in the average price received for the Company's 2000 gas production offset a decline of 11 percent in the average daily gas production. Gas production in both the third and fourth quarters of 2000 rose above the low experienced in the second quarter of 2000. Natural gas accounted for 71 percent of the Company's total gas and oil revenues in 2000. Gas sales and average daily production for 1999 declined despite a slight increase in the Company's average price. Revenues were down because natural gas production declined 20 percent in 1999 compared to 1998. The table below depicts daily natural gas production in MMCF by area for the last three years.



                                                                             2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Offshore                                                                    291.3            304.9             404.5
Onshore                                                                      86.9            116.9             139.4
International                                                                28.1             33.3              22.7
--------------------------------------------------------------------------------------------------------------------
Total                                                                       406.3            455.1             566.6
--------------------------------------------------------------------------------------------------------------------


Natural gas production during 2000 ranged from a low of 354.2 MMCF per day in June, to a high of 438.3 MMCF per day in December.



                         2000 DAILY PRODUCTION BY QUARTER

                   [CHART - MMCF]              [CHART - MBBLS]


CRUDE OIL INFORMATION

Crude oil revenues increased during 2000 due to significantly stronger oil prices. The 50 percent increase in the average price received for the Company's 2000 oil production offset a decline of 14 percent in the average daily production. Oil production in both the third and fourth quarters of 2000 rose above the low experienced in the second quarter of 2000. Crude oil accounted for 29 percent of the Company's total oil and gas revenues in 2000. Oil sales increased 40 percent and average daily production declined 19 percent in 1999, compared to 1998. The table below depicts daily oil production in BBLS by area for the last three years.



                                                                             2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Offshore                                                                   12,077           13,501            17,566
Onshore                                                                     6,942            9,901            12,505
International                                                               6,786            6,601             7,146
--------------------------------------------------------------------------------------------------------------------
Total                                                                      25,805           30,003            37,217
--------------------------------------------------------------------------------------------------------------------


Crude oil production during 2000 ranged from a low of 24,019 BBLS per day in May, to a high of 27,434 BBLS per day in August. The Company's December 2000 oil production volume was 25,974 BBLS per day.

HEDGING ACTIVITY

The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties. For more information, see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

COSTS AND EXPENSES

Oil and gas operations expense, consisting of lease operating expense, workover expenses, production taxes and other related lifting costs increased four percent in 2000 from 1999 and decreased 22 percent in 1999 compared to 1998. Included in operations expense were workover costs of $21.1 million, $5.7 million and $6.5 million for 2000, 1999 and 1998, respectively. The workovers, which enhanced production during 2000, increased operations expense by $.10 per MCFe. Workover costs for 1999 and 1998 were held to a minimum due to low product prices.



     [CHART - OPERATING EXPENSES]              [CHART - DD&A EXPENSES]

In 2000, depreciation, depletion and amortization ("DD&A") expense decreased nine percent, compared to 1999, due to lower oil and gas production volumes. This decrease reflects a 14 percent decrease in oil volumes and an 11 percent decrease in natural gas production volumes. In 1999, DD&A expense decreased 19 percent compared to 1998, resulting from lower oil and gas production volumes and a lower DD&A rate due to the impairment of operating assets in 1998.

The Company provides for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company's best estimate of such costs to be incurred in future years based on information from the Company's engineers. These estimated costs are provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The Company's accumulated provision for future dismantlement and restoration cost was $79.7 million at December 31, 2000, $83.0 million at December 31, 1999 and $68.8 million at December 31, 1998. Total estimated future dismantlement and restoration costs of $136.1 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

Oil and gas exploration expense consists of dry hole expense, undeveloped lease amortization, abandoned assets, seismic and other miscellaneous exploration expense. The table below depicts the exploration expense for the last three years.



(IN THOUSANDS)                                                               2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Dry hole expense                                                        $  38,463        $  19,204        $   57,736
Undeveloped lease amortization                                             16,075            9,645             7,953
Abandoned assets                                                            3,375            2,483            15,325
Seismic                                                                    18,738            7,797            15,754
Other                                                                      11,592            7,655            13,390
--------------------------------------------------------------------------------------------------------------------
   Total Exploration Expense                                            $  88,243        $  46,784        $  110,158
--------------------------------------------------------------------------------------------------------------------


IMPAIRMENT OF OPERATING ASSETS

The Company recorded no asset impairments under SFAS No. 121 during 2000 or 1999. In the fourth quarter of 1998, the Company recorded a $223.3 million pre-tax charge for the write-down of properties due to downward reserve revisions. The assets impaired under SFAS No. 121 were oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties was charged to "Impairment of Operating Assets" expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A expenses have decreased $.6 million in 2000 compared to 1999 and $.3 million in 1999 compared to 1998. The decreases reflect the Company's effort to reduce SG&A through efficiencies and other cost reduction measures.

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

The gathering, marketing and processing revenues less expenses for both NGM and NTI are reflected in the table below.



                                           2000                          1999                          1998
(IN THOUSANDS)                ----------------------------  ---------------------------  ----------------------------
(AMOUNTS INCLUDE INTER-
COMPANY ELIMINATIONS)                  NTI             NGM           NTI            NGM           NTI             NGM
---------------------------------------------------------------------------------------------------------------------
Revenues                          $ 91,204      $  498,729     $  62,671     $  275,375      $ 67,075      $  216,728
Expenses
   Cost of goods sold               63,005         464,600        35,974        237,475        40,293         179,931
   Transportation                   19,455          24,014        19,128         27,816        20,024          27,200
   General and administrative          190           3,002           180          2,742           161           2,614
---------------------------------------------------------------------------------------------------------------------
   Total Expenses                 $ 82,650      $  491,616     $  55,282     $  268,033      $ 60,478      $  209,745
---------------------------------------------------------------------------------------------------------------------
Gross Margin                      $  8,554      $    7,113     $   7,389     $    7,342      $  6,597      $    6,983
---------------------------------------------------------------------------------------------------------------------


The margins for NGM on a per MMBTU basis were $.027 for 2000, $.026 for 1999 and $.049 for 1998. The increase in NGM's margin on a per MMBTU basis for 2000 compared to 1999, was due to the improvement in gas prices. The decrease in NGM's margin on a per MMBTU basis for 1999 compared to 1998, was due primarily to increased transportation expense. The margins for NTI on a per BBL basis were $1.28 for 2000, $.87 for 1999 and $.63 for 1998. The increase in NTI's margin on a per BBL basis for each of the years presented was due primarily to improved crude oil prices coupled with lower transportation costs.

FUTURE TRENDS

The Company expects increased oil and gas production in 2001 and 2002 compared to 2000. The increase in 2001 would be primarily due to the Cook and Hanze acquisitions, as well as the completion of the Alba field expansion and the startup of the methanol plant, which would utilize gas feedstock from the Alba field. The Amistad gas field development and Machala power project are expected to be completed and contributing to cash flow and gas production in 2002. The China field development is also projected to be completed with first oil production expected in 2002.

The Company recently set its 2001 exploration and development budget at approximately $700 million. Such expenditures are planned to be funded through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or borrowings.

Management believes that the Company is well positioned with its balanced reserves of oil and gas and downstream projects. The uncertainty of commodity prices continues to affect the oil, gas and methanol industries. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

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

The Company had entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price was above the applicable trigger price, then the Company would owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

The third contract related to 2,500 BBLS per day and provided for payments based on monthly average NYMEX settlement prices. The contract entitled the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month was less than the trigger price, which was $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price was also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month was $17.00 per BBL or less, then neither party would have any liability to the other for that month. If the average NYMEX settlement price for the month was above the trigger price, then the Company would pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

The net effect of these premium swap contracts was a $2.87 per BBL reduction in the average crude oil price realized by the Company in 2000.

The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $2,921,000 recorded in other income for the year ended December 31, 2000.

In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000 to April 30, 2000 for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

The net effect of these costless collar hedges was a $.05 per BBL reduction in the average crude oil price realized by the Company in 2000.

The Company had no oil or gas hedging contracts for future production as of December 31, 2000.

During 1999 and 1998, the Company had no oil or gas hedging transactions for its production.

NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of December 31, 2000, the Company had no material market risk exposure from NGM's hedging activity.

The Company has a $300 million credit agreement (see Note 3 - Debt, to the Consolidated Financial Statements) which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2000, there was $80 million borrowed against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. This agreement, which is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization, expired in 2000 without ever having been utilized.

The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the primary currency for each of the Company's international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. Such gains or losses are included in other expense on the income statement. However, certain sales transactions are concluded in foreign currencies and the Company, therefore, is exposed to potential risk of loss based on fluctuation in exchange rates from time to time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants................................................................   31

   Consolidated Balance Sheet as of December 31, 2000 and 1999.............................................   32

   Consolidated Statement of Operations for each of the three years in the period ended
     December 31, 2000.....................................................................................   33

   Consolidated Statement of Cash Flows for each of the three years in the period ended
     December 31, 2000.....................................................................................   34

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended
     December 31, 2000.....................................................................................   35

   Notes to Consolidated Financial Statements..............................................................   36

   Supplemental Oil and Gas Information (Unaudited)........................................................   50

   Interim Financial Information (Unaudited)...............................................................   56


All other financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Noble Affiliates, Inc.:

      We have audited the accompanying consolidated balance sheet of Noble Affiliates, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Affiliates, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
January 26, 2001

CONSOLIDATED BALANCE SHEET
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                              DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                      2000            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and short-term investments                                                   $     23,152    $      2,925
   Accounts receivable - trade                                                            235,843          98,794
   Materials and supplies inventories                                                       4,645           5,517
   Other current assets                                                                     7,621          10,678
-------------------------------------------------------------------------------------------------------------------
          Total current assets                                                            271,261         117,914
-------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Oil and gas mineral interests, equipment and facilities
     (successful efforts method of accounting)                                          3,213,223       2,786,848
   Other                                                                                   43,244          43,945
-------------------------------------------------------------------------------------------------------------------
                                                                                        3,256,467       2,830,793
Accumulated depreciation, depletion and amortization                                   (1,771,344)     (1,588,423)
-------------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment, net                                      1,485,123       1,242,370
-------------------------------------------------------------------------------------------------------------------
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                    74,159          15,625
-------------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                               48,737          44,442
-------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                               $  1,879,280    $  1,420,351
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable - trade                                                          $    279,379    $    103,753
   Other current liabilities                                                               30,730          48,215
   Income taxes - current                                                                  15,308           2,503
-------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                       325,417         154,471
-------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                     117,048          83,075
-------------------------------------------------------------------------------------------------------------------
OTHER DEFERRED CREDITS AND NONCURRENT LIABILITIES                                          61,639          53,877
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                            525,494         445,319
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
   Common stock - par value $3.33 1/3; 100,000,000 shares authorized;
      59,002,162 and 58,569,963 shares issued in 2000 and 1999, respectively              196,672         195,231
   Capital in excess of par value                                                         373,259         360,983
   Retained earnings                                                                      325,452         142,813
-------------------------------------------------------------------------------------------------------------------
                                                                                          895,383         699,027
   Less common stock in treasury at cost
     (December 31, 2000, 2,911,300 shares and
      December 31, 1999, 1,524,900 shares)                                                (45,701)        (15,418)
-------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                      849,682         683,609
-------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  1,879,280    $  1,420,351
-------------------------------------------------------------------------------------------------------------------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                   YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    2000           1999           1998
--------------------------------------------------------------------------------------------------------------------
REVENUES:

   Oil and gas sales and royalties                                      $    791,353   $    548,733   $    609,164
   Gathering, marketing and processing                                       589,933        338,046        284,407
   Other income                                                               10,816         23,100         18,045
   Income (loss) from investment in unconsolidated subsidiary                  1,489            (37)
--------------------------------------------------------------------------------------------------------------------
          Total Revenue                                                    1,393,591        909,842        911,616
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:

   Oil and gas exploration                                                    88,243         46,784        110,158
   Oil and gas operations                                                    121,866        116,698        149,030
   Gathering, marketing and processing                                       574,266        323,314        270,826
   Depreciation, depletion and amortization                                  230,800        254,515        313,191
   Impairment of operating assets                                                                          223,251
   Selling, general and administrative                                        47,291         47,859         48,110
   Interest                                                                   37,968         48,935         50,511
   Interest capitalized                                                       (6,326)        (5,894)        (6,753)
--------------------------------------------------------------------------------------------------------------------
                Total Expenses                                             1,094,108        832,211      1,158,324
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                                                   299,483         77,631       (246,708)
--------------------------------------------------------------------------------------------------------------------
INCOME TAX PROVISION (BENEFIT):

   Current                                                                    74,616         24,508        (19,679)
   Deferred                                                                   33,270          3,662        (63,004)
--------------------------------------------------------------------------------------------------------------------
          Total Tax Provision (Benefit)                                      107,886         28,170        (82,683)
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS                                                        $    191,597   $     49,461   $   (164,025)
--------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                         $       3.42   $        .87   $      (2.88)
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                       $       3.38   $        .86   $      (2.88)
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:

   Basic                                                                      55,999         57,005         56,955

   Diluted                                                                    56,755         57,349         56,955
--------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                         YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       2000         1999           1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   191,597   $    49,461   $  (164,025)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation, depletion and amortization                        230,800       254,515       313,191
     Dry hole                                                         38,463        19,204        57,736
     Impairment of operating assets                                                              223,251
     Amortization of undeveloped leasehold costs, net                 16,075         9,645         7,953
     (Gain) loss on disposal of assets                                (3,799)      (12,079)       15,434
     Noncurrent deferred income taxes                                 33,973       (23,749)      (37,260)
     (Income) loss from unconsolidated subsidiary                     (1,489)           37
     Increase (decrease) in other deferred credits                     7,762         1,011        (3,558)
     (Increase) decrease in other                                     (3,747)       (1,295)       12,708
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable                     (137,049)        7,719        56,154
     (Increase) decrease in other current assets                       3,557        16,571       (44,423)
     Increase (decrease) in accounts payable                         198,871        (4,785)      (55,025)
     Increase (decrease) in other current liabilities                 (4,680)       26,845          (126)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            570,334       343,100       382,010
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (536,901)     (142,124)     (489,452)
   Investment in unconsolidated subsidiary                           (57,045)      (51,962)      (25,061)
   Proceeds from the transfer of our interest
     to unconsolidated subsidiary                                                   61,987
   Proceeds from sale of property, plant and equipment                12,608        58,137         3,412
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (581,338)      (73,962)     (511,101)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                          13,717         1,188         2,229
   Cash dividends paid                                                (8,958)       (9,120)       (9,113)
   Proceeds from bank debt                                           137,000
   Repayment of bank debt                                            (57,000)     (300,000)
   Repayment of notes payable - unconsolidated subsidiary            (23,245)      (38,101)
   Proceeds from notes payable - unconsolidated subsidiary                          60,720
   Purchase of treasury stock                                        (30,283)
   Proceeds from issuance of long-term debt                                                      100,000
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   31,231      (285,313)       93,116
----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS           20,227       (16,175)      (35,975)
CASH AND SHORT-TERM CASH INVESTMENTS AT BEGINNING OF YEAR              2,925        19,100        55,075
----------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM CASH INVESTMENTS AT END OF YEAR              $    23,152   $     2,925   $    19,100
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest (net of amount capitalized)                          $    32,976   $    44,845   $    43,368
   Income taxes                                                  $    56,890   $    30,000   $     4,276


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                              CAPITAL IN     TREASURY
                                                COMMON STOCK                  EXCESS OF      STOCK AT      RETAINED
(IN THOUSANDS, EXCEPT SHARES ISSUED)            SHARES ISSUED     AMOUNT      PAR VALUE        COST        EARNINGS
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                                58,423,438      $194,743      $358,054      $(15,418)   $  275,610
---------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                   (164,025)

Exercise of stock options                            82,470           275         1,954

Cash dividends ($.16 per share)                                                                             (9,113)
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998                                58,505,908      $195,018      $360,008      $(15,418)   $  102,472
---------------------------------------------------------------------------------------------------------------------

Net Income                                                                                                   49,461

Exercise of stock options                            64,055           213           975

Cash dividends ($.16 per share)                                                                              (9,120)
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999                                58,569,963      $195,231      $360,983      $(15,418)   $  142,813
---------------------------------------------------------------------------------------------------------------------

Net Income                                                                                                  191,597

Purchase of treasury stock                                                                    (30,283)

Exercise of stock options                           432,199         1,441        12,276

Cash dividends ($.16 per share)                                                                              (8,958)
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000                                59,002,162      $196,672      $373,259      $(45,701)   $  325,452
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLAR AMOUNTS IN TABLES, UNLESS OTHERWISE INDICATED, ARE IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated accounts include Noble Affiliates, Inc. (the "Company") and the consolidated accounts of its wholly-owned subsidiaries: Noble Gas Marketing, Inc. ("NGM"); Noble Trading, Inc. ("NTI"); NPM, Inc.; and Samedan Oil Corporation ("Samedan"). Listed below are consolidated entities at December 31, 2000.

     NOBLE AFFILIATES, INC.
         Noble Gas Marketing, Inc.
              Noble Gas Pipeline, Inc.
         Noble Trading, Inc.
         NPM, Inc.
         Samedan Oil Corporation
              Samedan of North Africa, Inc.
                  Samedan International
                      Machalapower Cia. Ltda.
                      Samedan, Mediterranean Sea
                      Samedan Transfer Sub
                  Samedan Vietnam Limited
              Samedan, Mediterranean Sea, Inc.
              Samedan of Tunisia, Inc.
              Samedan Oil of Canada, Inc.
              Samedan Oil of Indonesia, Inc.
              Samedan Pipe Line Corporation
              Samedan Royalty Corporation
              Energy Development Corporation ("EDC")
                  EDC Australia, Ltd.
                  EDC Ecuador Ltd.
                        EDC Ecuador Limited
                  EDC Portugal Ltd.
                  EDC (UK) Limited
                        EDC (Denmark) Inc.
                        EDC (Europe) Limited
                             EDC (ISE) Limited
                             EDC (Oilex) Limited
                             Brabant Oil Limited
                                   Burnside Overseas Exploration Ltd.
                  Energy Development Corporation (Argentina), Inc. Energy Development Corporation (China), Inc.
                  Energy Development Corporation (HIPS), Inc.
                  Gasdel Pipeline System Incorporated
                  HGC, Inc.
                  Producers Service, Inc.

NATURE OF OPERATIONS

The Company is an independent energy company engaged through its subsidiaries in the exploration, development, production and marketing of oil and gas. Samedan operates throughout the major basins in the United States, including the Gulf of Mexico, as well as international operations in Argentina, China, Ecuador, Equatorial Guinea, the

Mediterranean Sea, the North Sea, and Vietnam. The Company markets its oil and gas production through NGM, NTI and Samedan.

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

PROPERTY, PLANT AND EQUIPMENT

The Company accounts for its oil and gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing oil and gas properties are amortized to operations by the unit-of-production method based on proved developed oil and gas reserves on a property-by-property basis as estimated by Company engineers. Estimated future restoration and abandonment costs are recorded by charges to depreciation, depletion and amortization ("DD&A") expense over the productive lives of the related properties. The Company has provided $79.7 million for such future costs classified with accumulated DD&A in the December 31, 2000 balance sheet. The total estimated future dismantlement and restoration costs of $136.1 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options. The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS components required by SFAS No. 128, as of December 31:



                                          2000                          1999                         1998(1)
                              ----------------------------  ---------------------------  ----------------------------
(IN THOUSANDS                       INCOME          SHARES        INCOME         SHARES        INCOME          SHARES
EXCEPT PER SHARE AMOUNTS)      (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                 $191,597          55,999       $49,461         57,005    $(164,025)          56,955
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                  $3.42                          $.87                       $(2.88)
---------------------------------------------------------------------------------------------------------------------

Net income/shares                 $191,597          55,999       $49,461         57,005    $(164,025)          56,955
Effect of Diluted Securities
   Stock options                                       756                          344
---------------------------------------------------------------------------------------------------------------------
Adjusted net income
   and shares                     $191,597          56,755       $49,461         57,349    $(164,025)          56,955
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                $3.38                          $.86                       $(2.88)
---------------------------------------------------------------------------------------------------------------------


    (1) In 1998, the diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same.

REVENUE RECOGNITION AND GAS IMBALANCES

Samedan and EDC have gas sales contracts with NGM, whereby Samedan and EDC are paid an index price for all gas sold to NGM. NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records the amount paid to Samedan, EDC and third parties as cost of sales in gathering, marketing and processing. All intercompany sales and costs have been eliminated.

The Company follows an entitlements method of accounting for its gas imbalances. Gas imbalances occur when the Company sells more or less gas than its entitled ownership percentage of total gas production. Any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. The Company records the noncurrent liability in Other Deferred Credits and Noncurrent Liabilities, and the current liability in Other Current Liabilities. The Company's gas imbalance liabilities were $14.2 million and $12.0 million for 2000 and 1999, respectively. The Company records the noncurrent receivable in Other Assets, and the current receivable in Other Current Assets. The Company's gas imbalance receivables were $18.5 million and $17.9 million for 2000 and 1999, respectively, and are valued at the amount which is expected to be received.

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

The Company had entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price was above the applicable trigger price, then the Company would owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

The third contract related to 2,500 BBLS per day and provided for payments based on monthly average NYMEX settlement prices. The contract entitled the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month was less than the trigger price, which was $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price was also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month was $17.00 per BBL or less, then neither party would have any liability to the other for that month. If the average NYMEX settlement price for the month was above the trigger price, then the Company would pay the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

The net effect of these premium swap contracts was a $2.87 per BBL reduction in the average crude oil price realized by the Company in 2000.

The Company has treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company has separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $2,921,000 recorded in other income for the year ended December 31, 2000.

In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000 to April 30, 2000 for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

The net effect of these costless collar hedges was a $.05 per BBL reduction in the average crude oil price realized by the Company in 2000.

The Company had no oil or gas hedging contracts for future production as of December 31, 2000.

During 1999 and 1998, the Company had no oil or gas hedging transactions for its production.

In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 2000, NGM had hedging transactions with broker-dealers that ranged from 423,000 MMBTU to 1,023,000 MMBTU of gas per day. At December 31, 2000, NGM had in place hedges ranging from approximately 20,000 MMBTU to 1,133,000 MMBTU of gas per day for January 2001 to May 2006 for future physical transactions.

In 1999, NGM had hedging transactions with broker-dealers that ranged from 146,000 MMBTU to 815,000 MMBTU of gas per day. During 1998, NGM had hedging transactions with broker-dealers that ranged from 508,811 MMBTU to 1,061,536 MMBTU of gas per day. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

SELF-INSURANCE

The Company self-insures the medical and dental coverage provided to certain of its employees, certain workers' compensation and the first $200,000 of its general liability coverage.

A provision for self-insured claims is recorded when sufficient information is available to reasonably estimate the amount of the loss.

UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). The Company accounts for its interest in AMCCO using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. Samedan is participating with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) to construct a methanol plant in Equatorial Guinea.

RECLASSIFICATION

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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

During 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and should be adopted concurrently with SFAS No. 133, according to its provisions and the issuance of SFAS No. 137. The normal purchases and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. The adoption of these FASB's did not have a material impact on the Company's results of operations or financial position.

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, for each of the years are as follows:



                                                                   2000                              1999
                                                      ----------------------------       ---------------------------
                                                        CARRYING              FAIR         CARRYING            FAIR
(IN THOUSANDS)                                            AMOUNT             VALUE           AMOUNT           VALUE
--------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                       $   23,152        $   23,152       $    2,925      $    2,925
Long-term debt (including current portion)            $  525,494        $  539,375       $  445,319      $  407,500
Oil hedge agreements                                  $                 $                $               $   (7,879)


NOTE 3 - DEBT

A summary of debt at December 31 follows:



(IN THOUSANDS)                                                                                 2000             1999
--------------------------------------------------------------------------------------------------------------------
$300 million Credit Agreement                                                            $   80,000       $
7 1/4% Notes Due 2023                                                                       100,000          100,000
8% Senior Notes Due 2027                                                                    250,000          250,000
7 1/4% SENIOR DEBENTURES DUE 2097                                                           100,000          100,000
--------------------------------------------------------------------------------------------------------------------
Outstanding debt                                                                            530,000          450,000
--------------------------------------------------------------------------------------------------------------------
Less: unamortized discount                                                                    4,506            4,681
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           $  525,494       $  445,319
--------------------------------------------------------------------------------------------------------------------


The Company's total long-term debt, net of unamortized discount, at December 31, 2000, was $525 million compared to $445 million at December 31, 1999. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 38 percent at December 31, 2000, compared with 39 percent at December 31, 1999.

The Company's long-term debt is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, $100 million of 7 1/4% Senior Debentures Due 2097 and the outstanding balance of $80 million on a $300 million credit facility. Other than the $80 million due on the credit facility, there is no principal payment due on long term debt during the next five years.

The Company has a $300 million credit facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2000, there was $80 million borrowed against the credit facility which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. At year-end 1999, the Company had no borrowing outstanding on this facility.

On June 17, 1999, the Company entered into a new $100 million 364 day credit agreement with certain commercial lending institutions. This agreement, which is based upon a Eurodollar rate plus 37.5 to 87.5 basis points depending upon the percentage of utilization, expired in 2000 without ever having been utilized.

NOTE 4 - INCOME TAXES

The following table details the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31:



(AMOUNTS EXPRESSED IN PERCENTAGES)                                           2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Statutory rate (benefit)                                                     35.0             35.0             (35.0)
Effect of:
   State taxes, net of federal benefit                                         .3                                (.2)
   Difference between U.S. and foreign rates                                   .2              3.1               1.3
   Other, net                                                                  .5             (1.8)               .4
---------------------------------------------------------------------------------------------------------------------
Effective rate                                                               36.0             36.3             (33.5)
---------------------------------------------------------------------------------------------------------------------


The net current deferred tax asset (liability) in the following table is classified as Other Current Assets in the Consolidated Balance Sheet. The tax effects of temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were:



(IN THOUSANDS)                                                                               2000               1999
---------------------------------------------------------------------------------------------------------------------
U.S. and State Current Deferred Tax Assets:
   Accrued expenses                                                                    $    1,061          $     525
   Deferred income                                                                           (186)                36
   Allowance for doubtful accounts                                                            225                284
   Other                                                                                      (21)                14
---------------------------------------------------------------------------------------------------------------------
   Net current deferred tax asset                                                           1,079                859
---------------------------------------------------------------------------------------------------------------------
U.S. and State Non-current Deferred Tax Liabilities:
   Property, plant and equipment, principally due to
    differences in depreciation, amortization, lease
    impairment and abandonments                                                          (121,799)           (84,969)
   Accrued expenses                                                                         9,309              8,041
   Deferred income                                                                          3,303              2,748
   Allowance for doubtful accounts                                                          5,779              4,865
   Income tax accruals                                                                      9,579              9,244
   Other                                                                                    2,962              2,552
---------------------------------------------------------------------------------------------------------------------
   Net non-current deferred liability                                                     (90,867)           (57,519)
---------------------------------------------------------------------------------------------------------------------
   U.S. and state net deferred tax liability                                              (89,788)           (56,660)
---------------------------------------------------------------------------------------------------------------------
Foreign Deferred Tax Liabilities:
   Property, plant and equipment of
    foreign operations                                                                    (26,181)           (25,556)
---------------------------------------------------------------------------------------------------------------------
   Deferred tax liability                                                                 (26,181)           (25,556)
---------------------------------------------------------------------------------------------------------------------
Total net deferred tax liability                                                       $ (115,969)         $ (82,216)
---------------------------------------------------------------------------------------------------------------------


The components of income from operations before income taxes for each year are as follows:



(IN THOUSANDS)                                                               2000            1999               1998
---------------------------------------------------------------------------------------------------------------------
Domestic                                                                 $268,489         $83,439          $(225,692)
Foreign                                                                    30,994          (5,808)           (21,016)
---------------------------------------------------------------------------------------------------------------------
Total                                                                    $299,483         $77,631          $(246,708)
---------------------------------------------------------------------------------------------------------------------


The income tax provision (benefit) relating to operations for each year consists of the following:



(IN THOUSANDS)                                                               2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
U.S. current                                                            $  65,358          $18,963          $(20,842)
U.S. deferred                                                              32,311            7,150           (62,366)
State current                                                                 917              313               236
State deferred                                                                334             (313)           (1,080)
Foreign current                                                             8,341            5,232               927
Foreign deferred                                                              625           (3,175)              442
---------------------------------------------------------------------------------------------------------------------
Total                                                                    $107,886          $28,170          $(82,683)
---------------------------------------------------------------------------------------------------------------------


NOTE 5 - COMMON STOCK, STOCK OPTIONS AND STOCKHOLDER RIGHTS

The Company has two stock option plans, the 1992 Stock Option and Restricted Stock Plan ("1992 Plan") and the 1988 Non-Employee Director Stock Option Plan ("1988 Plan"). The Company accounts for these plans under APB Opinion 25. Compensation expense totaling $781,275 was recognized in 2000, due to the accelerated vesting of stock options as a result of the retirement of certain employees and is recorded in selling, general and administrative expense in the accompanying Consolidated Statement of Operations.

Under the Company's 1992 Plan, the Board of Directors may grant stock options and award restricted stock. No restricted stock has been issued under the 1992 Plan. Since the adoption of the 1992 Plan, stock options have been issued at the market price on the date of grant. The earliest the granted options may be exercised is over a three year period at the rate of 33 1/3% each year commencing on the first anniversary of the grant date. The options expire ten years from the grant date. The 1992 Plan was amended in 2000, by a vote of the shareholders, to increase the maximum number of shares of common stock that may be issued under the 1992 Plan to 6,500,000 shares. At December 31, 2000, the Company had reserved 5,799,221 shares of common stock for issuance, including 2,353,006 shares available for grant, under its 1992 Plan.

The Company's 1988 Plan allows stock options to be issued to certain non-employee directors at the market price on the date of grant. The options may be exercised one year after issue and expire ten years from the grant date. The 1988 Plan provides for the grant of options to purchase a maximum of 550,000 shares of the Company's authorized but unissued common stock. At December 31, 2000, the Company had reserved 399,000 shares of common stock for issuance, including 165,500 shares available for grant, under its 1988 Plan.

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

Stock options outstanding under the plans mentioned above and one previously terminated plan are presented for the periods indicated.



                                                                                     NUMBER                OPTION
                                                                                    OF SHARES            PRICE RANGE
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1997                                                       2,205,335          $ 11.63-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             722,604          $ 35.94-$37.75
  Exercised                                                                           (82,470)         $ 11.63-$40.38
  Canceled                                                                            (28,227)         $ 24.25-$40.38
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1998                                                       2,817,242          $ 13.38-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             810,895          $ 20.06-$27.50
  Exercised                                                                           (64,055)         $ 13.38-$24.25
  Canceled                                                                            (85,812)         $ 20.06-$40.38
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1999                                                       3,478,270          $ 13.50-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             774,343          $ 20.06-$38.88
  Exercised                                                                          (432,199)         $ 13.50-$40.38
  Canceled                                                                           (109,404)         $ 20.06-$40.38
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 2000                                                       3,711,010          $ 13.50-$40.38
---------------------------------------------------------------------------------------------------------------------

EXERCISABLE AT DECEMBER 31, 2000                                                    2,404,760          $ 13.50-$40.38
---------------------------------------------------------------------------------------------------------------------


The SFAS No. 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively, as follows:



(AMOUNTS EXPRESSED IN PERCENTAGES)                                            2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Interest rate                                                                 6.25             5.50              5.75
Dividend yield                                                                 .40              .40               .40
Expected volatility                                                          51.67            42.95             32.66
Expected life                                                                 9.71             8.80              9.74


The weighted average fair value of options granted using the Black-Scholes option pricing model for 2000, 1999 and 1998, respectively, is as follows:



                                                                              2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Black-Scholes model weighted average fair value
   option price                                                             $16.66           $10.01            $19.02


The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Compensation expense totaling $781,275 was recognized in 2000, due to the accelerated vesting of stock options as a result of the retirement of certain employees. The table below sets forth the Company's net income and earnings per share for each of the years ended December 31, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."



(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
Net Income:
   As Reported                                                           $ 191,597          $49,461       $ (164,025)
   Pro Forma                                                             $ 183,427          $41,176       $ (171,741)
Basic Earnings Per Share:
   As Reported                                                           $    3.42          $   .87       $    (2.88)
   Pro Forma                                                             $    3.28          $   .72       $    (3.02)
Diluted Earnings Per Share:
   As Reported                                                           $    3.38          $   .86       $    (2.88)
   Pro Forma                                                             $    3.23          $   .72       $    (3.02)


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

The Company sponsors other plans for the benefit of its employees and retirees. These plans include health care and life insurance benefits. The following table reflects the required SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," disclosures at December 31:



                                                            PENSION BENEFITS                     OTHER BENEFITS
                                                     -----------------------------      ----------------------------
(IN THOUSANDS)                                            2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $  64,194         $  82,823        $   2,738         $   3,187
Service cost                                             3,566             3,802              231               294
Interest cost                                            5,525             4,720              187               187
Plan participants' contributions                                                               42                38
Amendments                                                                                                     (363)
Actuarial (gain) loss                                    6,423           (24,294)            (328)             (533)
Benefit paid                                            (3,085)           (2,857)            (152)              (72)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation at year end                       $  76,623         $  64,194        $   2,718         $   2,738
--------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $  59,168         $  60,559        $                 $
Actual return on plan assets                              (992)            1,083
Employer contribution                                      396               383              152                72
Benefit paid                                            (3,085)           (2,857)            (152)              (72)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan at end of year                    $  55,487         $  59,168        $                 $
--------------------------------------------------------------------------------------------------------------------
Fund status                                          $ (21,136)        $  (5,026)       $  (2,718)        $  (2,738)
Unrecognized net actuarial loss (gain)                  (6,560)          (18,989)              19               222
Unrecognized prior service cost                          2,743             3,035             (304)             (334)
Unrecognized net transition obligation (assets)          1,214             1,239
--------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit costs                      $ (23,739)        $ (19,741)       $  (3,003)        $  (2,850)
--------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $   3,567         $   3,802        $     231         $     294
Interest cost                                            5,525             4,720              188               188
Expected return on plan assets                          (4,666)           (4,264)
Transition (assets) obligation recognition                  24                24
Amortization of prior service cost                         291               291              (30)              (30)
Recognized net actuarial loss                             (347)               35              (11)               34
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $   4,394         $   4,608        $     378         $     486
--------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                             8.00%             8.00%            8.00%             8.00%
Expected return on plan assets                            8.50%             8.50%
Rate of compensation increase                             5.50%             5.50%            5.50%             5.50%


The following table reflects the aggregate pension obligation components required by SFAS No. 132 for the defined benefit pension plan and the restoration benefit plan, which are aggregated in the previous tables, at December 31:



                                                             DEFINED BENEFIT                      RESTORATION
                                                               PENSION PLAN                       BENEFIT PLAN
                                                      ----------------------------      ----------------------------
(IN THOUSANDS)                                            2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------------
AGGREGATED PENSION BENEFITS
Aggregate fair value of plan assets                   $ 55,487          $ 59,168        $                  $
Aggregate accumulated benefit obligation                61,902            56,092           14,721             8,102
--------------------------------------------------------------------------------------------------------------------
Fund status of net periodic
   benefit assets (obligation)                        $ (6,415)         $  3,076        $ (14,721)         $ (8,102)
--------------------------------------------------------------------------------------------------------------------


Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following results:



                                                                           1-PERCENTAGE-              1-PERCENTAGE-
(IN THOUSANDS)                                                            POINT INCREASE             POINT DECREASE
-------------------------------------------------------------------------------------------------------------------
Total service and interest cost components                                   $   472                     $  373
Total postretirement benefit obligation                                      $ 2,628                     $2,136


EMPLOYEE SAVINGS PLAN ("ESP")

The Company has an ESP which is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant's contribution not to exceed six percent of the employee's base compensation. The following table indicates the Company's contribution for the years ended December 31:



(IN THOUSANDS)                                                              2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Employers' plan contribution                                              $1,858           $1,823            $1,938


NOTE 7 - ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Included in accounts receivable-trade is an allowance for doubtful accounts at December 31:



(IN THOUSANDS)                                                                               2000              1999
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                                        $      645        $    1,237



Other current assets include the following at December 31:



(IN THOUSANDS)                                                                               2000              1999
-------------------------------------------------------------------------------------------------------------------
Deferred tax asset                                                                      $   1,079         $     859
Prepaid federal income taxes                                                            $  56,890         $  30,000



Other current liabilities include the following at December 31:



(IN THOUSANDS)                                                                               2000              1999
-------------------------------------------------------------------------------------------------------------------
Gas imbalance liabilities                                                               $   1,348         $   2,604
Note payable unconsolidated subsidiary                                                  $                 $  23,245
Accrued interest payable                                                                $  11,949         $  10,897
Louisiana workers compensation                                                          $   5,387         $   4,751


Oil and gas operations expense included the following for the years ended December 31:



(IN THOUSANDS)                                                              2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Lease operating expense                                               $   93,948       $  107,289        $  136,155
Workover expense                                                          21,124            5,708             6,518
Production taxes                                                          10,264            6,679             8,436
Other                                                                     (3,470)          (2,978)           (2,079)
--------------------------------------------------------------------------------------------------------------------
   Total operations expense                                           $  121,866       $  116,698        $  149,030
--------------------------------------------------------------------------------------------------------------------


Oil and gas exploration expense included the following for the years ended December 31:



(IN THOUSANDS)                                                              2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Dry hole expense                                                       $  38,463        $  19,204        $   57,736
Undeveloped lease amortization                                            16,075            9,645             7,953
Abandoned assets                                                           3,375            2,483            15,325
Seismic                                                                   18,738            7,797            15,754
Other                                                                     11,592            7,655            13,390
-------------------------------------------------------------------------------------------------------------------
   Total exploration expense                                           $  88,243        $  46,784        $  110,158
-------------------------------------------------------------------------------------------------------------------


During the past three years, there was no purchaser that accounted for more than ten percent of total oil and gas sales and royalties.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 121 and any assets impaired are oil and gas properties maintained under the successful efforts method of accounting. The excess of the net book value over the projected discounted future net revenue of the impaired properties is charged to "Impairment of Operating Assets." The Company recorded no asset impairments under SFAS No. 121 during 2000 or 1999. In December 1998, the Company recorded a $223.3 million pre-tax charge for the write-down under SFAS No. 121 of properties due to downward reserve revisions.

NOTE 9 - UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, AMCCO, a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. The Company accounts for its interest in AMCCO using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. Samedan is participating with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) to construct a methanol plant in Equatorial Guinea. The total projected cost of the plant and supporting facilities is estimated to be $448 million including various contingencies and capitalized interest, with the Company responsible for $224 million. The plant is designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 125 MMCF of gas per day from the Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The construction contract stipulates that first production should be achieved by the second quarter of 2001. Current marketing plans are to use two tankers, which are under long-term contracts, to transport the methanol to markets in Europe and the United States. On November 10, 1999, AMCCO issued $125 million of 10.875% Series A-1 Senior Secured Notes and $125 million of 8.95% Series A-2 Senior Secured Notes ("Series A-2 Notes") due 2004, which are not included in the Company's balance sheet. The Company has guaranteed the payment of interest on the Series A-2 Notes. In addition, the Company established a new series of preferred stock, Series B Mandatory Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred"). The Company issued, in a private placement pursuant to Section 4(2) of the Securities Act, 125,000 shares of the Series B Preferred to Noble Share Trust, which is a Delaware statutory business trust, in exchange for all of the beneficial ownership interests in Noble Share Trust. Noble Share Trust holds the 125,000 shares of Series B Preferred for the benefit of the holders of the Series A-2 Notes. The following are summarized financial statements for AMCCO as of December 31:

CONSOLIDATED BALANCE SHEET
ATLANTIC METHANOL CAPITAL COMPANY



(IN THOUSANDS)                                                                               2000                1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
    Current assets                                                                     $   45,676          $   68,638
    Non-current assets                                                                    392,272             239,946
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $  437,948          $  308,584
---------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY
    Current liabilities                                                                $    1,197          $    3,504
    Non-current liabilities                                                               250,000             250,000
    Minority interest                                                                      36,556              22,939
    Members' equity                                                                       150,195              32,141
---------------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest and members' equity                               $  437,948          $  308,584
---------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF OPERATIONS
ATLANTIC METHANOL CAPITAL COMPANY

(IN THOUSANDS)                                                                               2000                1999
---------------------------------------------------------------------------------------------------------------------
Interest income                                                                          $  4,389            $  2,524
Expenses:
    Interest (net of amount capitalized)                                                    1,005               1,640
    Administrative                                                                             86
---------------------------------------------------------------------------------------------------------------------
Net income                                                                               $  3,298            $    884
---------------------------------------------------------------------------------------------------------------------


                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (Unaudited)

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that can not be precisely measured, and estimates of engineers other than Samedan's might differ materially from the estimates set forth herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

PROVED GAS RESERVES (Unaudited)

The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved gas reserves of the Company during each of the three years presented.



                                                               NATURAL GAS AND CASINGHEAD GAS (MMCF)
-----------------------------------------------------------------------------------------------------------------------
                                        UNITED                           EQUATORIAL                NORTH
PROVED RESERVES AS OF:                  STATES    ARGENTINA     ECUADOR      GUINEA    ISRAEL        SEA         TOTAL
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2000                        759,781        5,221      87,500     384,102               26,452     1,263,056
Revisions of previous estimates         (7,022)          44                     131                7,864         1,017
Extensions, discoveries and
   other additions                     135,844                                        218,154      3,101       357,099
Production                            (136,010)        (721)                   (941)              (8,665)     (146,337)
Sale of minerals in place               (4,840)                                                                 (4,840)
Purchase of minerals in place            4,634                                                                   4,634
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                      752,387        4,544      87,500     383,292   218,154     28,752     1,474,629
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1999                        873,222        5,386                 321,642               39,056     1,239,306
Revisions of previous estimates        (15,700)         482                  63,478               (2,392)       45,868
Extensions, discoveries and
   other additions                      87,293                   87,500                              192       174,985
Production                            (150,871)        (647)                 (1,018)             (10,404)     (162,940)
Sale of minerals in place              (34,165)                                                                (34,165)
Purchase of minerals in place                2                                                                       2
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                      759,781        5,221      87,500     384,102               26,452     1,263,056
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1998                      1,107,158        5,565                 322,205               47,287     1,482,215
Revisions of previous estimates       (155,314)          27                     396               (1,030)     (155,921)
Extensions, discoveries and
   other additions                      71,061                                                                  71,061
Production                            (196,220)        (206)                   (959)              (7,201)     (204,586)
Sale of minerals in place               (2,232)                                                                 (2,232)
Purchase of minerals in place           48,769                                                                  48,769
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                      873,222        5,386                 321,642               39,056     1,239,306
-----------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED GAS RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
   January 1, 2001                     690,301        4,544                 383,292               25,652     1,103,789
   January 1, 2000                     703,166        5,221                  11,687               26,452       746,526
   January 1, 1999                     818,787        5,386                  12,862               39,056       876,091
   January 1, 1998                   1,022,192        5,565                  13,425               47,287     1,088,469



-----------------

PROVED OIL RESERVES (Unaudited)

The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved oil reserves of the Company during each of the three years presented.



                                                           CRUDE OIL AND CONDENSATE (BBLS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------
                                          UNITED                                EQUATORIAL         NORTH
PROVED RESERVES AS OF:                    STATES      ARGENTINA       CHINA         GUINEA           SEA          TOTAL
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2000                           65,523         10,285       9,768         30,684         5,786        122,046
Revisions of previous estimates           (1,493)            68                        185          (366)        (1,606)
Extensions, discoveries and
   other additions                        12,788                                    17,491         5,731         36,010
Production                                (7,309)          (916)                      (914)         (654)        (9,793)
Sale of minerals in place                   (935)                                                   (229)        (1,164)
Purchase of minerals in place              1,126                                                   2,150          3,276
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                         69,700          9,437       9,768         47,446        12,418        148,769
------------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1999                           77,306         11,128                     22,001         6,146        116,581
Revisions of previous estimates           (1,394)           (24)                     9,617           (57)         8,142
Extensions, discoveries and
   other additions                         3,687                      9,768                          354         13,809
Production                                (8,952)          (819)                      (934)         (657)       (11,362)
Sale of minerals in place                 (5,125)                                                                (5,125)
Purchase of minerals in place                  1                                                                      1
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                         65,523         10,285       9,768         30,684         5,786        122,046
------------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1998                           89,065         11,997                     22,766         7,035        130,863
Revisions of previous estimates           (5,935)            16                        166          (129)        (5,882)
Extensions, discoveries and
   other additions                         4,802                                                      35          4,837
Production                               (11,540)          (885)                      (931)         (795)       (14,151)
Sale of minerals in place                   (155)                                                                  (155)
Purchase of minerals in place              1,069                                                                  1,069
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                         77,306         11,128                     22,001         6,146        116,581
------------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED OIL RESERVES AS OF:
------------------------------------------------------------------------------------------------------------------------
   January 1, 2001                        58,903          9,437       9,768         47,446         5,728        131,282
   January 1, 2000                        60,618         10,285       9,768         14,743         3,986         99,400
   January 1, 1999                        72,949         11,128                     11,425         4,346         99,848
   January 1, 1998                        82,713         11,997                     12,191         5,234        112,135


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


(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------
                                      UNITED                                 EQUATORIAL     NORTH      OTHER
DECEMBER 31, 2000                     STATES       ARGENTINA      ECUADOR      GUINEA        SEA       INT'L         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Revenues                             $ 705,270     $  25,298      $          $  25,501    $  35,284   $           $ 791,353
Production costs                       129,359         6,952                     5,010        5,962                 147,283
Exploration expenses                    78,955           179          (4)          121        2,739      2,575       84,565
DD&A and valuation provision           222,161         7,796          47         1,355       12,231        449      244,039
-----------------------------------------------------------------------------------------------------------------------------
Income (loss)                          274,795        10,371         (43)       19,015       14,352     (3,024)     315,466
Income tax expense (benefit)            96,675         6,048         (15)        8,978        4,316     (1,000)     115,002
-----------------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                            $ 178,120     $   4,323      $  (28)    $  10,037    $  10,036   $ (2,024)   $ 200,464
-----------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Revenues                             $ 493,718     $  14,302      $          $  16,036    $  24,677   $           $ 548,733
Production costs                       125,803         4,640                     3,183        7,106                 140,732
Exploration expenses                    45,461           542         130           196        4,270      2,779       53,378
DD&A and valuation provision           231,157         6,401          16         3,212       19,687        849      261,322
-----------------------------------------------------------------------------------------------------------------------------
Income (loss)                           91,297         2,719        (146)        9,445       (6,386)    (3,628)      93,301
Income tax expense (benefit)            31,646         1,651                     4,428         (733)    (1,094)      35,898
-----------------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                            $  59,651     $   1,068      $ (146)    $   5,017    $  (5,653)  $ (2,534)   $  57,403
-----------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
Revenues                             $ 564,771     $   9,105      $          $  10,282    $  25,006   $           $ 609,164
Production costs                       154,594         6,274                     2,962        9,044                 172,874
Exploration expenses                    90,614            87                       658        5,828      9,987      107,174
DD&A and valuation provision           513,725         6,083                     2,998       13,869         46      536,721*
-----------------------------------------------------------------------------------------------------------------------------
Income (loss)                         (194,162)       (3,339)                    3,664       (3,735)   (10,033)    (207,605)
Income tax expense (benefit)           (68,764)       (1,822)                    1,786         (794)    (2,489)     (72,083)
-----------------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                            $(125,398)    $  (1,517)     $          $   1,878    $  (2,941)  $ (7,544)   $(135,522)
-----------------------------------------------------------------------------------------------------------------------------

     *Includes a pre-tax charge of $223.3 million pursuant to SFAS No. 121.

COSTS INCURRED IN OIL AND GAS ACTIVITIES (Unaudited)

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities for each of the years are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.


(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                 UNITED                  EQUATORIAL                NORTH      OTHER
DECEMBER 31, 2000                STATES      ECUADOR       GUINEA      ISRAEL       SEA       INT'L          TOTAL
---------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                      $   6,822     $            $           $ 50,861   $ 41,284    $            $  98,967
   Unproved                       12,559                                 1,927      2,218         858        17,562
---------------------------------------------------------------------------------------------------------------------
Total                          $  19,381     $            $           $ 52,788   $ 43,502    $    858     $ 116,529
---------------------------------------------------------------------------------------------------------------------
Exploration costs              $ 115,728     $     (4)    $     62    $ 11,387   $  1,396    $  2,139     $ 130,708
---------------------------------------------------------------------------------------------------------------------
Development costs              $ 180,339     $ 35,078     $ 36,820    $  1,502   $  2,219    $  9,570     $ 265,528
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                      $      69     $            $           $          $           $            $      69
   Unproved                        7,280                                                          620         7,900
---------------------------------------------------------------------------------------------------------------------
Total                          $   7,349     $            $           $          $           $    620     $   7,969
---------------------------------------------------------------------------------------------------------------------
Exploration costs              $  43,999     $    130     $    123    $          $  3,229    $  7,722     $  55,203
---------------------------------------------------------------------------------------------------------------------
Development costs              $  48,042     $  2,569     $  1,748    $          $  4,972    $  4,863     $  62,194
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                      $  48,444     $            $           $          $           $            $  48,444
   Unproved                       36,760                                              311         500        37,571
---------------------------------------------------------------------------------------------------------------------
Total                          $  85,204     $            $           $          $    311    $    500     $  86,015
---------------------------------------------------------------------------------------------------------------------
Exploration costs              $ 132,958     $            $    465    $          $  5,328    $ 10,136     $ 148,887
---------------------------------------------------------------------------------------------------------------------
Development costs              $ 242,838     $            $ 10,977    $          $  9,761    $ 18,169     $ 281,745
---------------------------------------------------------------------------------------------------------------------

AGGREGATE CAPITALIZED COSTS (Unaudited)

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 are shown below:

                                                        2000                                    1999
                                     --------------------------------------  ----------------------------------------
(IN THOUSANDS)                           U. S.       INT'L         TOTAL         U. S.       INT'L          TOTAL
---------------------------------------------------------------------------------------------------------------------
Unproved oil and gas properties     $     80,750  $   69,462  $    150,212   $     79,823   $  13,288  $      93,111
Proved oil and gas properties          2,598,115     464,896     3,063,011      2,389,937     303,800      2,693,737
---------------------------------------------------------------------------------------------------------------------
                                       2,678,865     534,358     3,213,223      2,469,760     317,088      2,786,848
Accumulated DD&A                      (1,637,659)   (107,534)   (1,745,193)    (1,471,889)    (88,154)    (1,560,043)
---------------------------------------------------------------------------------------------------------------------
Net capitalized costs               $  1,041,206  $  426,824  $  1,468,030   $    997,871   $ 228,934   $  1,226,805
---------------------------------------------------------------------------------------------------------------------

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Unaudited)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2000, 1999 and 1998 in accordance with SFAS No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                         UNITED                 EQUATORIAL               NORTH     OTHER
DECEMBER 31, 2000                        STATES      ECUADOR      GUINEA    ISRAEL        SEA      INT'L      TOTAL
---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)
Future cash inflows                    $  8,825      $  305     $  1,125    $  524      $  379     $  462   $  11,620
Future production and
    development costs                     1,759          90          178        92          89        186       2,394
Future income tax expenses                1,909          58          256       117          78         74       2,492
---------------------------------------------------------------------------------------------------------------------
Future net cash flows                     5,157         157          691       315         212        202       6,734
10% annual discount for
    estimated timing of cash flows        2,037          62          273       124          84         80       2,660
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
    discounted future net
    cash flows                         $  3,120      $   95     $    418    $  191      $  128     $  122   $   4,074
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)
Future cash inflows                    $  3,565      $  320     $    779    $           $  181     $  463   $   5,308
Future production and
    development costs                     1,566          73          189                    85        207       2,120
Future income tax expenses                  376          46          111                    18         49         600
---------------------------------------------------------------------------------------------------------------------
Future net cash flows                     1,623         201          479                    78        207       2,588
10% annual discount for
    estimated timing of cash flows          686          85          203                    33         88       1,095
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
    discounted future net
    cash flows                         $    937      $  116     $    276    $           $   45     $  119   $   1,493
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)
Future cash inflows                    $  2,647      $          $    301    $           $  113     $   96   $   3,157
Future production and
    development costs                     1,146                      140                    62         30       1,378
Future income tax expenses                  182                       19                     6          8         215
---------------------------------------------------------------------------------------------------------------------
Future net cash flows                     1,319                      142                    45         58       1,564
10% annual discount for
    estimated timing of cash flows          490                       53                    17         22         582
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
    discounted future net
    cash flows                         $    829      $          $     89    $           $   28     $   36   $     982
---------------------------------------------------------------------------------------------------------------------

Construction of AMPCO's Equatorial Guinea methanol plant is scheduled to be completed in the second quarter of 2001. The future net cash inflows for 1998, 1999 and 2000 do not include cash flows relating to the Company's anticipated future methanol sales. For more information regarding Samedan's methanol plant, see Item 1. "Business--Unconsolidated Subsidiary" and Item 2. "Properties--Oil and Gas" of this Form 10-K.

Future cash inflows are estimated by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves, with consideration given to the effect of existing hedging contracts, if any.

The year-end NYMEX West Texas intermediate crude oil price utilized in the computation of future cash inflows was $26.83 per BBL, which was adjusted by differentials applied on a property-by-property basis to yield a weighted average price of $24.27 per BBL. The West Texas intermediate crude oil price, as of February 28, 2001, was $27.38 per BBL, an increase of $.55 per BBL compared to year-end 2000. The Company estimates that a $1.00 per BBL change in the average oil price from the year-end price would change discounted future net cash flows before income taxes by approximately $76 million.

The year-end Henry Hub natural gas price utilized in the computation of future cash inflows was $10.53 per MCF, which was adjusted by differentials applied on a property-by-property basis to yield a weighted average price of $9.14 per MCF. As of February 28, 2001, natural gas index prices at Henry Hub had decreased approximately $5.36 per MCF to $5.17 per MCF compared with the year-end price. The Company estimates that a $.10 per MCF change in the average gas price from the year-end price would change discounted future net cash flows before income taxes by approximately $45 million.

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

At December 31, 2000, the Company had estimated gas imbalance receivables of $18.5 million and estimated gas imbalance liabilities of $14.2 million; at year-end 1999, $17.9 million in receivables and $12.0 million in liabilities; and at year-end 1998, $19.1 million in receivables and $14.8 million in liabilities. Neither the gas imbalance receivables nor gas imbalance liabilities have been included in the standardized measure of discounted future net cash flows as of each of the three years ended December 31, 2000, 1999 and 1998.

SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS (Unaudited)

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, as required by Financial Accounting Standards Board's SFAS No. 69, at year end are shown below.



(IN MILLIONS)                                                               2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the beginning
   of the year                                                          $  1,493           $  982           $ 1,352
Extensions, discoveries and improved
   recovery, less related costs                                            1,462              410                39
Revisions of previous quantity estimates                                     (20)              89              (132)
Changes in estimated future
   development costs                                                         (52)            (202)              (17)
Purchases (sales) of minerals in place                                        69              (58)               46
Net changes in prices and production costs                                 2,448              673              (443)
Accretion of discount                                                        185              102               189
Sales of oil and gas produced, net of
   production costs                                                         (662)            (425)             (454)
Development costs incurred during
   the period                                                                172               21               127
Net change in income taxes                                                (1,207)            (317)              503
Change in timing of estimated future
   production, and other                                                     186              218              (228)
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the end
   of the year                                                          $  4,074           $1,493           $   982
--------------------------------------------------------------------------------------------------------------------


INTERIM FINANCIAL INFORMATION (Unaudited)

Interim financial information for the years ended December 31, 2000 and 1999 is as follows:



                                                                            QUARTER ENDED
                                                    ---------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               MAR. 31,          JUNE 30,        SEPT. 30,          DEC. 31,
-------------------------------------------------------------------------------------------------------------------
2000
Revenues                                            $  268,872        $  301,777       $  357,353        $  453,284
Gross profit from operations                        $   49,444        $   68,025       $   97,489        $  103,399
Net income                                          $   26,880        $   36,861       $   57,217        $   70,640
Basic earnings per share                            $      .48        $      .66       $     1.02        $     1.26
Diluted earnings per share                          $      .47        $      .65       $     1.01        $     1.24
1999
Revenues                                            $  175,865        $  216,245       $  241,971        $  252,698
Gross profit from operations                        $      128        $   22,959       $   41,453        $   38,087
Net income (loss)                                   $   (8,901)       $    9,179       $   27,654        $   21,529
Basic earnings per share                            $     (.16)       $      .16       $      .49        $      .38
Diluted earnings per share                          $     (.16)       $      .16       $      .48        $      .38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" in the Registrant's proxy statement for the 2001 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 2001 annual meeting of stockholders sets forth certain information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" in the Registrant's proxy statement for the 2001 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation, Benefits and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation--Performance Graph" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 2001 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions" in the Registrant's proxy statement for the 2001 annual meeting of stockholders sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

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

      (b)     The Registrant made no filings on Form 8-K during 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NOBLE AFFILIATES, INC.

Date: March 12, 2001                   By: /s/ James L. McElvany
                                       -----------------------------------------
                                       James L. McElvany,
                                       Vice President-Finance and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----
/s/ Robert Kelley                                  Chairman of the Board                     March 12, 2001
------------------------------------
Robert Kelley

/s/ Charles D. Davidson                            President, Chief Executive Officer        March 12, 2001
------------------------------------               and Director (Principal Executive
Charles D. Davidson                                Officer)


/s/ James L. McElvany                              Vice President-Finance and Treasurer      March 12, 2001
------------------------------------               (Principal Financial and Accounting
James L. McElvany                                  Officer)


/s/ Alan A. Baker                                  Director                                  March 12, 2001
------------------------------------
Alan A. Baker

/s/ Michael A. Cawley                              Director                                  March 12, 2001
------------------------------------
Michael A. Cawley

/s/ Edward F. Cox                                  Director                                  March 12, 2001
------------------------------------
Edward F. Cox

/s/ Thomas E. Hassen                               Director                                  March 12, 2001
------------------------------------
Thomas E. Hassen

/s/ Dale P. Jones                                  Director                                  March 12, 2001
------------------------------------
Dale P. Jones

/s/ Harold F. Kleinman                             Director                                  March 12, 2001
------------------------------------
Harold F. Kleinman

/s/ T. Don Stacy                                   Director                                  March 12, 2001
------------------------------------
T. Don Stacy


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

 3.3 -- Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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




Exhibit
Number                               Exhibit **
------                               -------

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




Exhibit
Number                                               Exhibit **
------                                               -------

10.15  -- Noble Preferred Stock Remarketing and Registration Rights Agreement
          dated as of November 10, 1999 by and among the Registrant, Noble Share
          Trust, The Chase Manhattan Bank, and Donaldson, Lufkin & Jenrette
          Securities Corporation (filed as Exhibit 10.15 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.16* -- Employment Agreement effective as of October 2, 2000 between Noble
          Affiliates, Inc. and Charles D. Davidson.

21     -- Subsidiaries.

23     -- Consent of Arthur Andersen LLP for inclusion of their report in this
          Form 10-K.



        * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

       ** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Vice
          President-Finance and Treasurer, Noble Affiliates, Inc., 350
          Glenborough Drive, Suite 100, Houston, Texas 77067.


DIRECTORS

ROBERT KELLEY
CHAIRMAN OF THE BOARD,
NOBLE AFFILIATES, INC.

CHARLES D. DAVIDSON
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
NOBLE AFFILIATES, INC.

ALAN A. BAKER
CONSULTANT AND FORMER CHAIRMAN AND
CHIEF EXECUTIVE OFFICER,
HALLIBURTON ENERGY SERVICES

MICHAEL A. CAWLEY
TRUSTEE, PRESIDENT AND CHIEF EXECUTIVE OFFICER,
THE SAMUEL ROBERTS NOBLE FOUNDATION, INC.

EDWARD F. COX
PARTNER, LAW FIRM OF
PATTERSON, BELKNAP, WEBB AND TYLER

THOMAS E. HASSEN
MANAGING DIRECTOR, CO-HEAD
GLOBAL ENERGY RESOURCES GROUP,
CREDIT SUISSE FIRST BOSTON CORPORATION

DALE P. JONES
CONSULTANT AND FORMER VICE CHAIRMAN AND
PRESIDENT, HALLIBURTON COMPANY

HAROLD F. KLEINMAN
OF COUNSEL, LAW FIRM OF
THOMPSON & KNIGHT L.L.P.

T. DON STACY
FORMER CHAIRMAN AND
PRESIDENT, AMOCO EURASIA PETROLEUM CO.


DIRECTORS EMERITI

GEORGE J. MCLEOD
JOHN F. SNODGRASS
JACK D. WILKES

EXECUTIVE OFFICERS

ROBERT KELLEY
CHAIRMAN OF THE BOARD,
NOBLE AFFILIATES, INC.

CHARLES D. DAVIDSON
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
NOBLE AFFILIATES, INC.

ALAN R. BULLINGTON
VICE PRESIDENT AND GENERAL MANAGER,
INTERNATIONAL DIVISION OF SAMEDAN OIL CORPORATION

ROBERT K. BURLESON
PRESIDENT,
NOBLE GAS MARKETING, INC.

DAN O. DINGES
SENIOR VICE PRESIDENT AND GENERAL MANAGER,
OFFSHORE DIVISION OF SAMEDAN OIL CORPORATION

ALBERT D. HOPPE
SENIOR VICE PRESIDENT, GENERAL COUNSEL,
AND SECRETARY,
NOBLE AFFILIATES, INC.

JAMES L. MCELVANY
VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
TREASURER, AND ASSISTANT SECRETARY,
NOBLE AFFILIATES, INC.

RICHARD A. PENEGUY, JR.
VICE PRESIDENT AND GENERAL MANAGER,
ONSHORE DIVISION OF SAMEDAN OIL CORPORATION

W. A. POILLION
SENIOR VICE PRESIDENT-PRODUCTION AND DRILLING,
SAMEDAN OIL CORPORATION

KENNETH P. WILEY
VICE PRESIDENT-INFORMATION SYSTEMS,
NOBLE AFFILIATES, INC.

CORPORATE AND SUBSIDIARY OFFICES
NOBLE AFFILIATES, INC.

CORPORATE HEADQUARTERS
350 GLENBOROUGH DRIVE
SUITE 100
HOUSTON, TEXAS 77067
(281) 872-3100

INVESTOR RELATIONS
WILLIAM R. MCKOWN III
ASSISTANT TREASURER
(281) 872-3100
INVESTOR_RELATIONS@SAMEDAN.COM
WWW.NOBLEAFF.COM


SUBSIDIARY HEADQUARTERS

SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 100
HOUSTON, TEXAS 77067

NOBLE GAS MARKETING, INC.
350 GLENBOROUGH DRIVE
SUITE 180
HOUSTON, TEXAS 77067

NOBLE TRADING, INC.
110 WEST BROADWAY
POST OFFICE BOX 909
ARDMORE, OKLAHOMA 73402


OPERATIONAL OFFICES

DOMESTIC OFFSHORE
SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 240
HOUSTON, TEXAS 77067

DOMESTIC ONSHORE
SAMEDAN OIL CORPORATION
12600 NORTHBOROUGH DRIVE
SUITE 250
HOUSTON, TEXAS 77067

INTERNATIONAL
SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 300
HOUSTON, TEXAS 77067

INDEPENDENT PUBLIC ACCOUNTANTS
ARTHUR ANDERSEN LLP
OKLAHOMA CITY, OKLAHOMA

TRANSFER AGENT AND REGISTRAR
FIRST CHICAGO TRUST COMPANY OF NEW YORK
A DIVISION OF EQUISERVE
POST OFFICE BOX 2500
JERSEY CITY, NEW JERSEY 07303
(800) 317-4445
WWW.EQUISERVE.COM
HEARING IMPAIRED (201) 222-4955

COMMON STOCK LISTED
NEW YORK STOCK EXCHANGE
SYMBOL - NBL



-------------------------------------------------------------------------------
ANNUAL MEETING
The Annual Meeting of Stockholders of Noble Affiliates, will be held on Tuesday, April 24, 2001, 9:30 a.m. at the Wyndham Greenspoint Hotel located at 12400 Greenspoint Drive in Houston, Texas. All stockholders are cordially invited to attend.

FORM 10-K
The Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, is included in this report. Additional copies are available without charge upon request by writing to the Chief Financial Officer, Noble Affiliates, Inc., 350 Glenborough Drive, Suite 100, Houston, Texas 77067, via the Company's Internet website: http://www.nobleaff.com, or via the Securities and Excange Commission's Internet website: http://www.sec.gov.
-------------------------------------------------------------------------------