Form 10-Q
period 2001-03-31
NOBLE AFFILIATES INC
filed 2001-05-11
CIK 72207

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

   Number of shares of common stock outstanding as of May 3, 2001: 56,585,018




================================================================================

                                   PART I. FINANCIAL INFORMATION
                                    ITEM 1. FINANCIAL STATEMENTS
                               NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Dollars in thousands)

                                                                            (Unaudited)
                                                                              March 31,                 December 31,
                                                                                2001                        2000
                                                                         ------------------           ----------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $    29,266                 $    23,152
   Accounts receivable-trade.........................................          210,343                     235,843
   Materials and supplies inventories................................            9,293                       4,645
   Other current assets..............................................           13,329                       7,621
                                                                           ------------                -------------

   Total Current Assets..............................................          262,231                     271,261
                                                                           ------------                -------------

Property, Plant and Equipment, at cost...............................        3,397,917                   3,256,467
   Less:  accumulated depreciation,
             depletion and amortization..............................       (1,835,825)                 (1,771,344)
                                                                           ------------                -------------

                                                                             1,562,092                   1,485,123
                                                                           ------------                -------------

Investment in Unconsolidated Subsidiary..............................           94,496                      74,159

Other Assets.........................................................           59,837                      48,737
                                                                           ------------                -------------

   Total Assets......................................................      $ 1,978,656                 $ 1,879,280
                                                                           ============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $   266,779                 $   279,379
   Other current liabilities.........................................           38,757                      30,730
   Income taxes-current..............................................           55,610                      15,308
                                                                           -------------               -------------

   Total Current Liabilities.........................................          361,146                     325,417
                                                                           -------------               -------------

Deferred Income Taxes................................................          127,338                     117,048
                                                                           -------------               -------------

Other Deferred Credits and Noncurrent Liabilities....................           64,208                      61,639
                                                                           -------------               -------------

Long-term Debt.......................................................          455,538                     525,494
                                                                           -------------               -------------

Shareholders' Equity:
   Common stock......................................................          198,309                     196,672
   Capital in excess of par value....................................          387,808                     373,259
   Retained earnings.................................................          429,111                     325,452
   Accumulated other comprehensive income............................              899
                                                                           -------------               -------------

                                                                             1,016,127                     895,383
Less common stock in treasury
   (at cost, 2,911,300 shares).......................................          (45,701)                    (45,701)
                                                                           -------------               -------------

   Total Shareholders' Equity........................................          970,426                     849,682
                                                                           -------------               -------------

   Total Liabilities and Shareholders' Equity........................      $ 1,978,656                 $ 1,879,280
                                                                           =============               =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                               NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          (Dollars in Thousands, Except Per Share Amounts)
                                            (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                            -----------------------------------------
                                                                                 2001                       2000
                                                                             -------------               ----------

REVENUES:
    Oil and gas sales and royalties....................................       $  316,346                 $  151,003
    Gathering, marketing and processing................................          243,621                    117,869
    Income from unconsolidated subsidiary..............................              297                        411
    Other income.......................................................              751                      2,478
                                                                              ------------               -----------

                                                                                 561,015                    271,761
                                                                              ------------               -----------


COSTS AND EXPENSES:
    Oil and gas operations.............................................           33,893                     26,165
    Oil and gas exploration............................................           38,514                     15,991
    Gathering, marketing and processing................................          240,030                    114,183
    Depreciation, depletion and amortization...........................           64,243                     51,558
    Selling, general and administrative................................           11,790                     11,971
    Interest...........................................................           10,449                      9,622
    Interest capitalized...............................................           (2,887)                    (1,081)
                                                                              ------------               -----------

                                                                                 396,032                    228,409
                                                                              ------------               -----------

INCOME BEFORE TAXES....................................................          164,983                     43,352

INCOME TAX PROVISION...................................................           59,073 (1)                 16,472  (1)
                                                                              ------------               -----------

NET INCOME.............................................................       $  105,910                 $   26,880
                                                                              ============               ===========

BASIC EARNINGS PER SHARE...............................................       $     1.88 (2)             $      .48 (2)
                                                                              ============               ===========

DILUTED EARNINGS PER SHARE.............................................       $     1.84 (2)             $      .47 (2)
                                                                              ============               ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    AND SHAREHOLDERS' EQUITY
                                     (Dollars in Thousands)
                                          (Unaudited)



                                                                                       Accumulated
                                                             Capital in                   Other                        Total
                               Comprehensive      Common     Excess of     Retained    Comprehensive    Treasury    Shareholders'
                                  Income          Stock      Par Value     Earnings       Income         Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/00                               196,672     373,259       325,452                     (45,701)       849,682
   Net income                     105,910                                   105,910                                    105,910
   Derivatives marked
    to market                         899                                                   899                            899
   Shares issued                                    1,637      14,549                                                   16,186
   Dividends declared
    ($.04 per share)                                                         (2,250)                                    (2,250)
   Other                                                                         (1)                                        (1)
                                  -------         -------------------------------------------------------------------------------

   Total                          106,809
                                  =======


Balance at 3/31/01                                198,309     387,808       429,111         899         (45,701)       970,426
                                                  ===============================================================================


                              NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)



                                                                                   Three Months Ended March 31,
                                                                              --------------------------------------
                                                                                 2001                        2000
                                                                              ------------                ----------
Cash Flows from Operating Activities:
   Net income............................................................     $    105,910                $   26,880
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................           64,243                    51,558
     Dry hole............................................................           30,902                     7,919
     Amortization of undeveloped lease costs, net........................            2,965                     2,377
     Loss on disposal of assets..........................................               32                       654
     Noncurrent deferred income taxes....................................           10,291                     5,146
     (Income) from unconsolidated subsidiary.............................             (297)                     (411)
     Increase (decrease) in deferred credits.............................            2,568                     1,466
     (Increase) decrease in other........................................          (10,095)                   (6,970)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................           25,500                   (13,925)
     (Increase) decrease in other current assets and inventories.........          (10,419)                    3,374
     Increase (decrease) in accounts payable.............................          (12,600)                   30,118
     Increase (decrease) in other current liabilities....................           48,329                    (5,184)
                                                                              ------------                ----------

Net Cash Provided by Operating Activities                                          257,329                   103,002
                                                                              ------------                ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................................         (175,217)                  (81,392)
   Investment in unconsolidated subsidiary...............................          (20,041)                   (4,655)
   Proceeds from sale of property, plant and equipment...................              107                     5,218
                                                                              ------------                ----------

Net Cash Used in Investing Activities ...................................         (195,151)                  (80,829)
                                                                              ------------                ----------

Cash Flows From Financing Activities:
   Common stock repurchases..............................................                                    (30,258)
   Exercise of stock options.............................................           16,186                       322
   Cash dividends........................................................           (2,250)                   (2,282)
   Proceeds from credit facility.........................................           40,000                    35,000
   Repayment of credit facility..........................................         (110,000)
   Repayment of notes payable - unconsolidated subsidiary................                                    (23,245)
                                                                              ------------                ----------

Net Cash Used in Financing Activities....................................          (56,064)                  (20,463)
                                                                              ------------                ----------

Increase (Decrease) in Cash and Short-term Investments...................            6,114                     1,710
                                                                              ------------                ----------

Cash and Short-term Investments at Beginning of Period...................           23,152                     2,925
                                                                              ------------                ----------

Cash and Short-term Investments at End of Period.........................     $     29,266                $    4,635
                                                                              ============                ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................     $     3,357                 $    3,460
   Income taxes..........................................................     $     1,631                 $        0


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and the cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(1)  INCOME TAX PROVISION

       For the three months ended March 31:


                                                                                    (In thousands)
                                                                                -----------------------
                                                                                  2001          2000
                                                                                --------      ---------
       Current...............................................................   $ 48,782      $  11,326
       Deferred..............................................................     10,291          5,146
                                                                                --------      ---------

                                                                                $ 59,073      $  16,472
                                                                                ========      =========


(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

       Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

       The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS for the quarter ending March 31:

                                                                         2001                          2000
                                                             --------------------------   -----------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
-----------------------------------------------------------------------------------------------------------------------
Net income/shares                                               $105,910         56,320       $26,880          56,396
-----------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $1.88                         $.48
-----------------------------------------------------------------------------------------------------------------------

Net income/shares                                               $105,910         56,320       $26,880          56,396
EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                  1,177                           260
Adjusted net income/shares                                      $105,910         57,497       $26,880          56,656
-----------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $1.84                         $.47
-----------------------------------------------------------------------------------------------------------------------

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

       During the first quarter of 2001, the Company had no oil or gas hedging transactions for its production other than those entered into by NGM, which are described below.

       For calendar year 2000, the Company had entered into three crude oil premium swap contracts related to its production. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price were above the applicable trigger price, then the Company would have owed the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

       The third contract related to 2,500 BBLS per day and provided for payments based on monthly average NYMEX settlement prices. The contract entitled the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month was less than the trigger price, which was $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price was also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month was $17.00 per BBL or less, then neither party would have any liability to the other for that month. If the average NYMEX settlement price for the month was above the trigger price, then the Company would have paid the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

       The Company treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,162,000 recorded in other income for the three months ended March 31, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

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

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company was required to adopt the statement for fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). During 2000, the FASB issued SFAS No. 138 which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and was required to be adopted concurrently with SFAS No. 133. The normal purchase and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. The adoption of these FASB's did not have a material impact on the Company's results of operations or financial position.

(4)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which is constructing a methanol plant in Equatorial Guinea. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and commercial production began during the second quarter of 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $125.5 million. The total cost of the methanol project is estimated to be $448 million including various contingencies and capitalized interest, with the Company responsible for $224 million. Payments are due upon the completion of specific phases of the construction. The Company paid approximately $4 million in construction contract phase payments in the first quarter of 2001 and has one final payment of approximately $4 million due in the second quarter of 2001.

(5) COMPANY STOCK REPURCHASE PLAN

       The Company's Board of Directors authorized a repurchase of up to $50 million in the Company's common stock. As of March 31, 2001, the Company had completed 60.5 percent of the repurchase plan. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. No such repurchases have occurred during 2001.

(6) RECLASSIFICATION TO CONFORM TO CURRENT YEAR PRESENTATION

       Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       GENERAL. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. From time to time, the Company's management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and the Company's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this Form 10-Q, the matters discussed in this Form 10-Q are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

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

       RESERVE ESTIMATES. Our forward-looking statements may be predicated on our estimates of our oil and gas reserves. All of the reserve data in this Form 10-Q or otherwise made by or on behalf of the Company are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves. Projecting future rates of production and timing of future development expenditures is also inexact. Many factors beyond our control affect these estimates. In addition, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Therefore, it is common that estimates made by different engineers will vary. The results of drilling, testing and production after the date of an estimate may also require a revision of that estimate, and these revisions may be material. As a result, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $257.3 million in the three months ended March 31, 2001 from $103.0 million in the same period of 2000. Cash and short-term investments increased from $23.2 million at December 31, 2000 to $29.3 million at March 31, 2001.

       During the first quarter of 2001, the Company repaid a net $70 million on its $300 million credit facility with $10 million outstanding at March 31, 2001. At December 31, 2000, there was $80 million outstanding on the $300 million credit facility. Long-term debt at March 31, 2001 was $455.5 million compared with $525.5 million at December 31, 2000.

       The Company has expended approximately $164.4 million of its $624.8 million 2001 capital budget through March 31, 2001. The Company expects to fund its remaining 2001 capital budget from cash flows from operations and additional borrowings from the credit facility as required. The Company continues to evaluate possible strategic acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Through the recently formed Atlantic Methanol Production Company ("AMPCO"), the Company is participating, with a 45 percent expense interest and a five percent carried interest for the Equatorial Guinea Government, in a joint venture with CMS Energy Corporation to construct a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 34 percent owned Alba field as feedstock. The plant is being designed to utilize approximately 125 MMCF of gas per day. The gas is priced at $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The turnkey plant construction cost is $322.5 million and is being designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. Initial production of commercial grade methanol commenced May 2, 2001. The plant's output is fully subscribed for the balance of the year 2001.

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol are projected to be $125.5 million. The total cost of the methanol project is estimated to be $448 million including various contingencies and capitalized interest, with the Company responsible for $224 million. Payments are due upon the completion of specific phases of the construction. The Company paid approximately $4 million in construction contract phase payments in the first quarter of 2001 and has one final payment of approximately $4 million due in the second quarter of 2001.

       The Company follows the entitlement method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.8 million at March 31, 2001 and $18.5 million at December 31, 2000. Estimated gas imbalance liabilities were $15.6 million at March 31, 2001 and $14.2 million at December 31, 2000. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the first quarter of 2001, the Company recorded net income of $105.9 million, or $1.88 per share, compared with a net income of $26.9 million, or $.48 per share, in the first quarter of 2000. The increase resulted primarily from substantially higher product prices.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, increased 170 percent for the three months ended March 31, 2001 compared with the same period in 2000. The primary reason for the increased sales was an increase in average gas price of 175 percent in the 2001 first quarter compared with the first quarter of 2000.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 13 percent for the three months ended March 31, 2001, compared with the same period in 2000. The increase in sales was due to an average oil price increase of six percent coupled with a seven percent increase in the daily average production in the first quarter of 2001 compared with the first quarter of 2000.

       NGM markets the majority of the Company's natural gas as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. NTI markets a portion of the Company's oil as well as certain third-party oil. The Company records all of NGM's and NTI's sales and expenses as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

       For the first quarter of 2001, revenues and expenses from NGM and NTI third party sales totaled $243.6 million and $240.0 million, respectively, for a combined gross margin of $3.6 million. In comparison, for the first quarter of 2000, NGM and NTI third party sales and expenses of $117.9 million and $114.2 million, respectively, resulted in a combined gross margin of $3.7 million.

       The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties. For more information, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q.

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

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company was required to adopt the statement for fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Due to the adoption of SFAS Nos. 133 and 138, NGM, in the first quarter of 2001, recorded on the Balance Sheet and Statement of Other Comprehensive Income and Equity an additional $5.8 million in other current assets; $4.8 million in other current liabilities; $0.9 million in accumulated other comprehensive income and $39 thousand in other income from various types of hedging transactions.

       Certain selected oil and gas operating statistics follow:


                                                                               For the three months
                                                                                  ended March 31,
                                                                               -----------------------
                                                                                 2001          2000
                                                                               ---------    -----------

Oil revenue (in thousands).................................................  $   61,472   $    54,603
Average daily oil  production - BBLS.......................................      28,124        26,167
Average oil price per BBL..................................................  $    24.93   $     23.55
Gas revenues (in thousands)................................................  $  248,151   $    91,994
Average daily gas production - MCFS........................................     413,614       422,360
Average gas price per MCF..................................................  $     6.80   $      2.47


BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


       Oil and gas exploration expense increased $22.5 million to $38.5 million for the three months ended March 31, 2001, as compared with the same period of 2000. This increase is attributable entirely to a corresponding increase in dry hole expense, as compared to the same period of 2000.

       Oil and gas operations expense increased $7.7 million to $33.9 million for the three months ended March 31, 2001, as compared with the same period of 2000. This increase is primarily attributable to a $6.6 million increase in lease operations expense as compared to the same period of 2000.

       Depreciation, depletion and amortization (DD&A) expense increased 25 percent for the three months ended March 31, 2001 compared with the same period in 2000. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $7.35 for the first three months of 2001 compared with $5.87 for the same period of 2000. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the Company's oil and gas production volumes, which are being amortized in the current and subsequent quarters. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense increased nine percent to $10.4 million for the three months ended March 31, 2001 as compared with the same period of 2000. The increase is attributable to an increase in credit facility borrowings for the comparable quarter of 2000.

FUTURE TRENDS

       The Company expects increased oil and gas production in 2001 and 2002 compared to 2000. The increase in 2001 would be primarily due to the Cook and Hanze acquisitions in the North Sea, as well as the completion of the Alba field expansion in Equatorial Guinea and the startup of the methanol plant, which would utilize gas feedstock from the Alba field. Offshore Ecuador, the Amistad gas field development is expected to be completed and contributing to gas production and cash flow in 2002, as well as the Machala power project which will utilize gas from the Amistad gas field to supply electrical power. The China field development in the southern portion of Bohai Bay is also projected to be completed with first oil production expected in 2002.

       The Company recently set its 2001 exploration and development budget at $727 million. Such expenditures are planned to be funded through internally generated cash flows and borrowings from the $300 million credit facility. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       The Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of March 31, 2001, the Company had completed 60.5 percent of the repurchase plan. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. No such repurchases have occurred during 2001.


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. The Company had no crude oil or natural gas hedges for its production in the first quarter of 2001 except those entered into by NGM.

       For calendar year 2000, the Company had entered into three crude oil premium swap contracts related to its production. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price was above the applicable trigger price, then the Company would have owed the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

       The third contract related to 2,500 BBLS per day and provided for payments based on monthly average NYMEX settlement prices. The contract entitled the Company to receive monthly settlements from the counterparty in an amount, if any, by which the arithmetic average of the daily NYMEX settlement prices for the month was less than the trigger price, which was $21.73 per BBL, multiplied by the number of days in the month, provided such average NYMEX price was also greater than the $17.00 per BBL knockout price. If the average NYMEX settlement price for the month was $17.00 per BBL or less, then neither party would have had any liability to the other for that month. If the average NYMEX settlement price for the month was above the trigger price, then the Company would have paid the counterparty an amount equal to the excess of the average settlement price over the trigger price, multiplied by the number of days in the month.

       The Company treated the swap component of these contracts as a hedge (for accounting purposes only), at swap prices ranging from $19.40 per BBL to $20.20 per BBL, which existed at the dates it entered into these contracts. In addition, the Company separately accounted for the premium component of these contracts by marking them to market, resulting in a gain of $1,162,000 recorded in other income for the three months ended March 31, 2000.

       The effect of these premium swap hedges was a $2.43 per BBL reduction in the average crude oil price for the first quarter of 2000. Premium swap hedges for April 2000 through December 2000, which averaged 7,000 BBLS per day, were not closed at March 31, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 2001 the Company had no material market risk exposure from NGM's hedging activity. During the first quarter of 2001, NGM had hedging transactions with broker-dealers that represented approximately 1,299,000 MMBTU's of gas per day. Hedges for April 2001 through December 2002, which range from 25,000 MMBTU's to 925,000 MMBTU's of gas per day, and from January 2003 through May 2006, for 20,000 MMBTU's of gas per day, for future physical transactions, were not closed at March 31, 2001. During the first quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 541,000 MMBTU's of gas per day.

       The Company has a $300 million credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2001, the Company had $10 million outstanding on its $300 million credit facility, which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

                           PART II. OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 9:30 a.m., local time, on Tuesday, April 24, 2001 in Houston, Texas.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 56,523,490 shares of common stock of the Company outstanding and entitled to vote, 49,707,620 shares were present in person or by proxy, representing approximately 88 percent.


                                                                                              Number of Shares
                                                                                                WITHHOLDING
                                                     Number of Shares                            AUTHORITY
                                                   Voting FOR Election                      To Vote for Election
                                                       As Director                              As Director
                                            -----------------------------------       ---------------------------------

Alan A. Baker.........................                  49,569,379                                138,241
Michael A. Cawley.....................                  49,572,939                                134,681
Edward F. Cox.........................                  49,564,929                                142,691
Charles D. Davidson...................                  42,109,192                              7,598,428
Dale P. Jones.........................                  49,566,287                                141,333
T. Don Stacy..........................                  35,320,765                             14,386,855


(d) The only other matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and the result of the voting is as follows:

           1. Stockholders adopted a resolution to amend the Noble Affiliates, Inc. 1988 Non-Qualified Stock Option Plan for Non-Employee Directors, as described in the Company's proxy statement dated March 23, 2001. (For 44,889,972; Against 4,626,020; Abstaining
               191,628).






                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NOBLE AFFILIATES, INC.
                                   (Registrant)




Date   May 15, 2001                /s/ JAMES L. McELVANY
       ------------------------    ---------------------------------------------
                                   JAMES L. McELVANY
                                   Vice President-Finance and Treasurer
                                   (Principal Financial Officer
                                   and Authorized Signatory)

                                INDEX TO EXHIBITS



Exhibit
Number                                                       Exhibit
-------------------------                   ------------------------------------

                                            None