Form 10-K/A
period 2000-12-31
NOBLE AFFILIATES INC
filed 2001-06-29
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A
                                 AMENDMENT NO. 1

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


                         Commission file number: 0-7062


                             Noble Affiliates, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 73-0785597
       (State of incorporation)          (I.R.S. employer identification number)

    350 Glenborough Drive, Suite 100                       77067
            Houston, Texas
(Address of principal executive offices)                (Zip Code)


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


================================================================================

         The Index to Exhibits of Noble Affiliates, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K"), to which reference is made in Item 14 of the 2000 Form 10-K for a list of the exhibits to the 2000 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 2000 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NOBLE AFFILIATES, INC.



Date:  June 29, 2001              By:   /s/ James L. McElvany
                                        ---------------------------------------
                                        James L. McElvany,
                                        Vice President - Finance and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER+                                DESCRIPTION**
-------                                -------------

3.1       --      Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1987 and incorporated herein by reference).

3.2       --      Certificate of Designations of Series A Junior Participating
                  Preferred Stock of the Registrant dated August 27, 1997 (filed
                  Exhibit A of Exhibit 4.1 to the Registrant's Registration
                  Statement on Form 8-A filed on August 28, 1997 and
                  incorporated herein by reference).

3.3       --      Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 and
                  incorporated herein by reference).

3.4       --      Certificate of Designations of Series B Mandatorily
                  Convertible Preferred Stock of the Registrant dated November
                  9, 1999.

4.1       --      Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the
                  Registrant's 7 1/4% Note Due 2023 (filed as Exhibit 4.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by
                  reference).

4.2       --      Indenture relating to Senior Debt Securities dated as of April
                  1, 1997 between the Registrant and U.S. Trust Company of
                  Texas, N.A., as Trustee (filed as Exhibit 4.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).


4.3       --      First Indenture Supplement relating to $250 million of the
                  Registrant's 8% Senior Notes Due 2027 dated as of April 1,
                  1997 between the Registrant and U.S. Trust Company of Texas,
                  N.A., as Trustee (filed as Exhibit 4.2 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 and incorporated herein by reference).

4.4       --      Second Indenture Supplement, between the Company and U.S.
                  Trust Company of Texas, N.A. as trustee, relating to $100
                  million of the Registrant's 7 1/4% Senior Debentures Due 2097
                  dated as of August 1, 1997 (filed as Exhibit 4.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

4.5       --      Rights Agreement, dated as of August 27, 1997, between the
                  Registrant and Liberty Bank and Trust Company of Oklahoma
                  City, N.A., as Right's Agent (filed as Exhibit 4.1 to the
                  Registrant's Registration Statement on Form 8-A filed on
                  August 28, 1997 and incorporated herein by reference).

4.6       --      Amendment No. 1 to Rights Agreement dated as of December 8,
                  1998, between the Registrant and Bank One Trust Company, as successor Rights Agent to Liberty Bank and Trust Company of
                  Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form 8-A/A (Amendment No. 1) filed on December 14, 1998 and incorporated herein by reference.)

10.1*     --      Samedan Oil Corporation Bonus Plan, as amended and restated on
                  September 24, 1996 (filed as Exhibit 10.1 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996 and incorporated herein by reference).

10.2*     --      Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21,
                  1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994 and incorporated herein by reference).

10.3*     --      Noble Affiliates Thrift Restoration Plan dated May 9, 1994
                  (filed as Exhibit 10.6 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1994 and
                  incorporated herein by reference).

EXHIBIT
NUMBER+                                DESCRIPTION**
-------                                -------------

10.4*     --      Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.5*     --      Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                  Plan, as amended and restated, dated November 2, 1992 (filed as Exhibit 4.1 to the Registrant's Registration Statement on
                  Form S-8 (Registration No. 33-54084) and incorporated herein by reference).

10.6*     --      1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                  (Registration No. 2-81590) and incorporated herein by
                  reference).

10.7*     --      Amendment No. 1 to the 1982 Stock Option Plan of the
                  Registrant (filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form S-8 (Registration No. 2-81590)
                  and incorporated herein by reference).

10.8*     --      Amendment No. 2 to the 1982 Stock Option Plan of the
                  Registrant (filed as Exhibit 10.11 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.9*     --      1988 Nonqualified Stock Option Plan for Non-Employee Directors
                  of the Registrant, as amended and restated, effective as of
                  January 30, 1996 (filed as Exhibit 10.13 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996 and incorporated herein by reference).

10.10*    --      Form of Indemnity Agreement entered into between the
                  Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.18 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.11     --      Guaranty of the Registrant dated October 28, 1982,
                  guaranteeing certain obligations of Samedan (filed as Exhibit
                  10.12 to the Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1993 and incorporated herein by
                  reference).

10.12     --      Stock Purchase Agreement dated as of July 1, 1996, between
                  Samedan Oil Corporation and Enterprise Diversified Holdings
                  Incorporated (filed as Exhibit 2.1 to the Registrant's Current
                  Report on Form 8-K (Date of Event: July 31, 1996) dated August
                  13, 1996 and incorporated herein by reference).

10.13*    --      Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                  Plan, as amended and restated on December 10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996 and incorporated herein by reference).

10.14     --      Amended and Restated Credit Agreement dated as of December 24,
                  1997 among the Registrant, as borrower, and Union Bank of
                  Switzerland, Houston agency, as the agent for the lender, and
                  NationsBank of Texas, N.A. and Texas Commerce Bank National
                  Association, as managing agents, and Bank of Montreal, CIBC
                  Inc., The First National Bank of Chicago, Royal Bank of
                  Canada, and Societe Generale, Southwest agency, as co-agents, and certain commercial lending institutions, as lenders (filed as Exhibit 10.20 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1997 and
                  incorporated herein by reference).

10.15     --      Noble Preferred Stock Remarketing and Registration Rights
                  Agreement dated as of November 10, 1999 by and among the
                  Registrant, Noble Share Trust, The Chase Manhattan Bank, and
                  Donaldson, Lufkin & Jenrette Securities Corporation (filed as
                  Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1999 and incorporated herein by reference).

10.16*    --      Employment Agreement effective as of October 2, 2000 between
                  Noble Affiliates, Inc. and Charles D. Davidson.

EXHIBIT
NUMBER+                                DESCRIPTION**
-------                                -------------

21        --      Subsidiaries.

23.1      --      Consent of Arthur Andersen LLP

23.2***   --      Consent of Arthur Andersen LLP

99.1***   --      Financial statements required by Form 11-K for the fiscal year ended December 31, 2000 with respect to the Noble Affiliates
                  Thrift and Profit Sharing Plan (including the accountants'
                  consent to incorporation thereof by reference).



----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Vice President - Finance and Treasurer, Noble Affiliates, Inc., 350 Glenborough Drive, Suite 100, Houston, Texas 77067.

***      Filed herewith.

+        Filed previously unless indicated otherwise.