Form 10-Q
period 2001-06-30
NOBLE AFFILIATES INC
filed 2001-08-13
CIK 72207

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

 Number of shares of common stock outstanding as of August 3, 2001: 56,594,736


================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                           (Unaudited)
                                                                             June 30,          December 31,
                                                                               2001                2000
                                                                           -----------         ------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $    64,626         $    23,152
   Accounts receivable-trade.........................................          214,657             235,843
   Materials and supplies inventories................................           15,959               4,645
   Other current assets..............................................           13,776               7,621
                                                                           -----------         -----------

   Total Current Assets..............................................          309,018             271,261
                                                                           -----------         -----------

Property, Plant and Equipment, at cost...............................        3,553,604           3,256,467
   Less:  accumulated depreciation,
            depletion and amortization...............................       (1,897,284)         (1,771,344)
                                                                           -----------         -----------

                                                                             1,656,320           1,485,123
                                                                           -----------         -----------

Investment in Unconsolidated Subsidiary..............................          115,532              74,159

Other Assets.........................................................           91,438              48,737
                                                                           -----------         -----------

   Total Assets......................................................      $ 2,172,308         $ 1,879,280
                                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $   280,862         $   279,379
   Other current liabilities.........................................           34,760              30,730
   Income taxes-current..............................................            3,738              15,308
                                                                           -----------         -----------

   Total Current Liabilities.........................................          319,360             325,417
                                                                           -----------         -----------

Deferred Income Taxes................................................          141,522             117,048
                                                                           -----------         -----------

Other Deferred Credits and Noncurrent Liabilities....................           95,449              61,639
                                                                           -----------         -----------

Long-term Debt.......................................................          595,582             525,494
                                                                           -----------         -----------

Shareholders' Equity:
   Common stock......................................................          198,350             196,672
   Capital in excess of par value....................................          388,104             373,259
   Retained earnings.................................................          478,182             325,452
   Accumulated other comprehensive income............................            1,460
                                                                           -----------         -----------

                                                                             1,066,096             895,383
Less Common Stock in Treasury
   (at cost, 2,911,300 shares).......................................          (45,701)            (45,701)
                                                                           -----------         -----------

   Total Shareholders' Equity........................................        1,020,395             849,682
                                                                           -----------         -----------

   Total Liabilities and Shareholders' Equity........................      $ 2,172,308         $ 1,879,280
                                                                           ===========         ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    Three Months Ended June 30,
                                                                              --------------------------------------
                                                                                 2001                       2000
                                                                              ----------                  ----------
REVENUES:
    Oil and gas sales and royalties....................................       $  229,644                  $  169,109
    Gathering, marketing and processing................................          184,348                     132,668
    Income (loss) from unconsolidated subsidiary.......................           (1,044)                        480
    Other income.......................................................              520                       4,353
                                                                              ----------                  ----------

                                                                                 413,468                     306,610
                                                                              ----------                  ----------


COSTS AND EXPENSES:
    Oil and gas operations.............................................           32,675                      27,981
    Oil and gas exploration............................................           26,777                      11,258
    Gathering, marketing and processing................................          181,645                     129,584
    Depreciation, depletion and amortization...........................           76,869                      56,864
    Selling, general and administrative................................           10,691                      12,015
    Interest...........................................................            9,287                       9,338
    Interest capitalized...............................................           (3,916)                     (1,405)
                                                                              ----------                  ----------

                                                                                 334,028                     245,635
                                                                              ----------                  ----------

INCOME BEFORE TAXES....................................................           79,440                      60,975

INCOME TAX PROVISION...................................................           28,106 (1)                  24,114 (1)
                                                                              ----------                  ----------

NET INCOME.............................................................       $   51,334                  $   36,861
                                                                              ==========                  ==========

BASIC EARNINGS PER SHARE...............................................       $      .91 (2)              $      .66 (2)
                                                                              ==========                  ==========

DILUTED EARNINGS PER SHARE.............................................       $      .89 (2)              $      .65 (2)
                                                                              ==========                  ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                 2001                       2000
                                                                              ----------                  ----------
REVENUES:
    Oil and gas sales and royalties....................................       $  545,990                  $  320,112
    Gathering, marketing and processing................................          427,969                     250,537
    Income (loss) from unconsolidated subsidiary.......................             (747)                        891
    Other income.......................................................            1,270                       6,831
                                                                              ----------                  ----------

                                                                                 974,482                     578,371
                                                                              ----------                  ----------


COSTS AND EXPENSES:
    Oil and gas operations.............................................           66,568                      54,146
    Oil and gas exploration............................................           65,291                      27,249
    Gathering, marketing and processing................................          421,675                     243,767
    Depreciation, depletion and amortization...........................          141,112                     108,422
    Selling, general and administrative................................           22,481                      23,986
    Interest...........................................................           19,736                      18,960
    Interest capitalized...............................................           (6,804)                     (2,486)
                                                                              ----------                  ----------

                                                                                 730,059                     474,044
                                                                              ----------                  ----------

INCOME BEFORE TAXES....................................................          244,423                     104,327

INCOME TAX PROVISION...................................................           87,180 (1)                  40,587 (1)
                                                                              ----------                  ----------

NET INCOME.............................................................       $  157,243                  $   63,740
                                                                              ==========                  ==========

BASIC EARNINGS PER SHARE...............................................       $     2.79 (2)              $     1.14 (2)
                                                                              ==========                  ==========

DILUTED EARNINGS PER SHARE.............................................       $     2.74 (2)              $     1.12 (2)
                                                                              ==========                  ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Accumulated
                                                          Capital in                   Other                       Total
                               Comprehensive   Common     Excess of    Retained    Comprehensive    Treasury    Shareholders'
                                  Income        Stock     Par Value    Earnings       Income          Stock        Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/00                            196,672     373,259     325,452                      (45,701)       849,682
Net income                         157,243                             157,243                                     157,243
Derivatives marked
  to market                          1,460                                             1,460                         1,460
Shares issued                                    1,678      14,845                                                  16,523
Dividends declared
  ($.04 per share)                                                      (4,514)                                     (4,514)
                                   -------     -------------------------------------------------------------------------------
Total                              158,703
                                   =======

Balance at 6/30/01                             198,350     388,104     478,181         1,460        (45,701)     1,020,394
==============================================================================================================================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                               -----------------------------------
                                                                                 2001                       2000
                                                                               ---------                 ---------
Cash Flows from Operating Activities:
   Net income............................................................      $ 157,243                 $  63,740
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................        141,112                   108,422
     Dry hole............................................................         45,241                    10,016
     Amortization of undeveloped lease costs, net........................          7,344                     5,164
     (Gain) loss on disposal of assets...................................             34                    (1,974)
     Noncurrent deferred income taxes....................................         24,474                    12,965
     (Income) loss from unconsolidated subsidiary........................            747                      (891)
     Increase (decrease) in deferred credits.............................         33,810                     4,054
     (Increase) decrease in other.......................................          (9,633)                   (2,666)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................         21,187                   (46,683)
     (Increase) decrease in other current assets and inventories.........        (48,989)                   32,032
     Increase (decrease) in accounts payable.............................          1,483                    52,711
     Increase (decrease) in other current liabilities....................         (7,541)                  (44,115)
                                                                               ---------                 ---------

Net Cash Provided by Operating Activities                                        366,512                   192,775
                                                                               ---------                 ---------

Cash Flows From Investing Activities:
   Capital expenditures..................................................       (365,077)                 (170,316)
   Investment in unconsolidated subsidiary...............................        (42,120)                  (25,381)
   Proceeds from sale of property, plant and equipment...................            150                    10,030
                                                                               ---------                 ---------

Net Cash Used in Investing Activities ...................................       (407,047)                 (185,667)
                                                                               ---------                 ---------

Cash Flows From Financing Activities:
   Common stock repurchases..............................................                                  (30,283)
   Exercise of stock options.............................................         16,523                     4,662
   Cash dividends........................................................         (4,514)                   (4,511)
   Proceeds from credit facility.........................................        180,000                    72,000
   Repayment of credit facility..........................................       (110,000)                  (12,000)
                                                                               ---------                 ---------

Net Cash Provided by Financing Activities................................         82,009                    29,868
                                                                               ---------                 ---------

Increase (Decrease) in Cash and Short-term Investments...................         41,474                    36,976
                                                                               ---------                 ---------

Cash and Short-term Investments at Beginning of Period...................         23,152                     2,925
                                                                               ---------                 ---------

Cash and Short-term Investments at End of Period.........................      $  64,626                 $  39,901
                                                                               =========                 =========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................      $  14,162                $   16,793
   Income taxes..........................................................      $  66,131                $   21,100

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000; the results of operations for the three month and six month periods ended June 30, 2001 and 2000, respectively; the statement of comprehensive income and equity for the three month and six month periods ended June 30, 2001; and the cash flows for the six month periods ended June 30, 2001 and 2000. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(1)  INCOME TAX PROVISION

       For the three months ended June 30:

                                                                               (In thousands)
                                                                     ---------------------------------
                                                                       2001                     2000
                                                                     --------                 --------
       Current.....................................................  $ 13,923                 $ 16,779
       Deferred....................................................    14,183                    7,335
                                                                     --------                 --------

                                                                     $ 28,106                 $ 24,114
                                                                     ========                 ========

       For the six months ended June 30:

                                                                               (In thousands)
                                                                     ---------------------------------
                                                                       2001                     2000
                                                                     --------                 --------
       Current....................................................   $ 62,706                 $ 28,105
       Deferred...................................................     24,474                   12,482
                                                                     --------                 --------

                                                                     $ 87,180                 $ 40,587
                                                                     ========                 ========

(2)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

       Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

       The following tables summarize the calculation of basic earnings per share ("EPS") and diluted EPS.

For the three months ended June 30:

                                                                         2001                          2000
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                                                $51,334         56,590       $36,861          55,756
-----------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $.91                          $.66
-----------------------------------------------------------------------------------------------------------------------

Net income/shares                                                $51,334         56,590       $36,861          55,756
EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                    822                           924
Adjusted net income/shares                                       $51,334         57,412       $36,861          56,680
-----------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $.89                          $.65
-----------------------------------------------------------------------------------------------------------------------

For the six months ended June 30:

                                                                         2001                          2000
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                                               $157,243         56,455       $63,740          56,076
-----------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $2.79                         $1.14
-----------------------------------------------------------------------------------------------------------------------

Net income/shares                                               $157,243         56,455       $63,740          56,076
EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                  1,004                           615
Adjusted net income/shares                                      $157,243         57,459       $63,740          56,691
-----------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $2.74                         $1.12
-----------------------------------------------------------------------------------------------------------------------

(3)  TRADING AND HEDGING ACTIVITIES

       The Company, through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars, and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company's oil and gas production are recorded in oil and gas sales and royalties upon settlement.

       During the second quarter of 2001, the Company had no oil or gas hedging transactions for its production other than those entered into by NGM, which are described below.

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

       In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price; if the NYMEX average price exceeded the cap price or if the NYMEX average price was less than the floor price, then the volumes per day were multiplied by the difference between the floor price and the NYMEX average price.

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

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company was required to adopt the statement for fiscal years beginning after June 15, 2000. SFAS No. 133 was required to be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). During 2000, the FASB issued SFAS No. 138 which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and was required to be adopted concurrently with SFAS No. 133. The normal purchase and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. The adoption of these FASB's did not have a material impact on the Company's results of operations or financial position.

(4)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol, some of which have been delayed, are projected to be $125.5 million. The Company paid approximately $3.2 million in construction contract phase payments in the second quarter of 2001. The plant produced approximately 174,300 metric tons of methanol in the second quarter of 2001.

(5) COMPANY STOCK REPURCHASE PLAN

         The Company's Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company's common stock. As of June 30, 2001, the Company had completed 60.5 percent of the repurchase plan. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. No such repurchases have occurred during 2001.

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

       We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements in this document or elsewhere. All of the Company's forward-looking statements, in this document or elsewhere, are qualified by this cautionary disclosure.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $366.5 million in the six months ended June 30, 2001 from $192.8 million in the same period of 2000. Cash and short-term investments increased from $23.2 million at December 31, 2000 to $64.6 million at June 30, 2001.

       During the first half of 2001, the Company borrowed a net $70 million on its $300 million credit facility with $150 million outstanding at June 30, 2001. At December 31, 2000, there was $80 million outstanding on the $300 million credit facility. Long-term debt at June 30, 2001 was $595.6 million compared with $525.5 million at December 31, 2000.

       The Company has expended approximately $362 million of its $624.8 million 2001 capital budget through June 30, 2001. The Company expects to fund its remaining 2001 capital budget from cash flows from operations and additional borrowings from the credit facility as required. The Company continues to evaluate possible strategic and tactical acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Through Atlantic Methanol Production Company ("AMPCO"), the Company is participating, with a 50 percent expense interest (45 percent ownership net of a five percent carried interest for the Equatorial Guinea Government), in a joint venture with CMS Energy Corporation in the construction of a methanol plant on Bioko Island in Equatorial Guinea. The plant will use the gas from Samedan's 34 percent owned Alba field as feedstock. The plant was designed to utilize up to 125 MMCF of gas per day. The gas is priced at $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The plant was designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. Initial production of commercial grade methanol commenced May 2, 2001. The plant's output is fully subscribed for the balance of the year 2001.

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol, some of which have been delayed, are projected to be $125.5 million. Payments were due upon the completion of specific phases of the construction. The Company paid approximately $3.2 million in construction contract phase payments in the second quarter of 2001. The plant produced approximately 174,300 metric tons of methanol in the second quarter of 2001.

       The Company follows the entitlement method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $18.7 million at June 30, 2001 and $18.5 million at December 31, 2000. Estimated gas imbalance liabilities were $16.4 million at June 30, 2001 and $14.2 million at December 31, 2000. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the second quarter of 2001, the Company recorded net income of $51.3 million, or $.91 per share, compared with a net income of $36.9 million, or $.66 per share, in the second quarter of 2000. The increase resulted primarily from higher product prices for oil and natural gas, which increased five percent and 23 percent, respectively, compared with the second quarter of 2000 and higher oil and gas production volumes, which increased 19 percent and 14 percent, respectively, compared with the second quarter of 2000. During the first six months of 2001, the Company recorded net income of $157.2 million, or $2.79 per share, compared with $63.7 million, or $1.14 per share, in the first six months of 2000. The increase resulted primarily from higher product prices for oil and natural gas, which increased six percent and 88 percent, respectively, coupled with a 13 percent and a six percent increase in average daily oil and natural gas production volumes, compared to the same period in 2000.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, increased 39 percent and 97 percent for the three months and six months ended June 30, 2001 compared with the same periods in 2000. The primary reason for the increased sales was an increase in average daily production of 14 percent coupled with a 23 percent increase in average gas price in the second quarter of 2001 compared with the second quarter of 2000 and a six percent increase in average daily production coupled with an 88 percent increase in average gas price for the first half of 2001, compared with the first half of 2000.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 26 percent and 19 percent for the three months and six months ended June 30, 2001, compared with the same periods in 2000. The increase in sales was due to an average oil price increase of five percent coupled with a 19 percent increase in the daily average production in the second quarter of 2001 compared with the second quarter of 2000 and a six percent increase in average oil price coupled with a 13 percent increase in average daily production for the first half of 2001, compared with the first half of 2000.

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

       For the second quarter of 2001, revenues and expenses from NGM and NTI third party sales totaled $184.3 million and $181.6 million, respectively, for a combined gross margin of $2.7 million. In comparison, for the second quarter of 2000, NGM and NTI third party sales and expenses of $132.7 million and $129.6 million, respectively, resulted in a combined gross margin of $3.1 million. For the six months ended June 30, 2001, combined NGM and NTI revenues and expenses from third party sales totaled $428 million and $421.7 million, respectively, for a gross margin of $6.3 million. In comparison, combined NGM and NTI third party sales and expenses of $250.5 million and $243.8 million, respectively, resulted in a gross margin of $6.7 million for the same period in 2000.

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

       SFAS No. 133 was required to be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Due to the adoption of SFAS Nos. 133 and 138, NGM, in the second quarter of 2001, recorded on the Balance Sheet and Statement of Other Comprehensive Income and Equity an additional $28 million in other current assets; $27.4 million in other current liabilities; $0.6 million in accumulated other comprehensive income; and $145 thousand in other income from various types of hedging transactions. For the first six months of 2001, NGM recorded on the Balance Sheet and Statement of Other Comprehensive Income and Equity $33.8 million in other current assets; $32.2 million in other current liabilities; $1.5 million in accumulated other comprehensive income; and $184 thousand in other income from hedging transactions.

       Certain selected oil and gas operating statistics follow:

                                                          For the three months              For the six months
                                                             ended June 30,                    ended June 30,
                                                        ------------------------          ------------------------
                                                          2001            2000               2001           2000
                                                        ---------      ---------          ---------      ---------
Oil revenue (in thousands)...........................   $  64,692      $  51,401          $ 126,164      $ 106,004
Average daily oil production - BBLS..................      29,492         24,839             28,812         25,503
Average oil price per BBL............................   $   24.60      $   23.34          $   24.76      $   23.45
Gas revenues (in thousands)..........................   $ 158,446      $ 114,226          $ 406,597      $ 206,220
Average daily gas production - MCF...................     436,514        382,136            425,127        402,248
Average gas price per MCF............................   $    4.12      $    3.34          $    5.42      $    2.89

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET


       Oil and gas exploration expense increased $15.5 million and $38 million for the three months and six months ended June 30, 2001, as compared with the same periods of 2000. These increases are attributable to a $12.2 million increase in dry hole expense, a $1.6 million increase in undeveloped lease amortization and a $1.2 million increase in seismic for the three months ended June 30, 2001. For the six months ended June 30, 2001, as compared with the same periods of 2000, there was a $35.2 million increase in dry hole expense and a $2.2 million increase in undeveloped lease amortization

       Oil and gas operations expense increased $4.7 million and $12.4 million for the three months and six months ended June 30, 2001, as compared with the same periods of 2000. These increases are primarily attributable to increases in lease operations expense for both the three months and six months ended June 30, 2001, as compared with the same periods of 2000.

       Depreciation, depletion and amortization (DD&A) expense increased 35 percent and 30 percent, respectively, for the three months and six months ended June 30, 2001 compared with the same periods in 2000. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $7.82 for the first six months of 2001 compared with $6.44 for the same period of 2000. The unit rate of DD&A per BOE was $8.26 for the three months ended June 30, 2001 compared with $7.06 for the same period of 2000. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the Company's oil and gas production volumes, which are being amortized in the current and subsequent quarters. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense was basically unchanged for the three months and increased four percent for the six months ended June 30, 2001 as compared with the same periods of 2000. The increase in interest expense is attributable to an increase in credit facility borrowings during the second quarter of 2001.

FUTURE TRENDS

       The Company expects increased oil and gas production in the second half of 2001 and in 2002 as compared to 2000. The increase in 2001 would be primarily due to the Cook and Hanze acquisitions in the North Sea. The Cook property was acquired in the fourth quarter of 2000 and its current gross production is approximately 21,000 barrels of oil per day. The Company owns a 12.24 percent interest in the Cook field. The Hanze field, located offshore Netherlands, is expected to have a production rate of approximately 31,500 barrels of oil per day. The Company owns a 15 percent interest in the Hanze field and first production should occur in the second half of 2001. The completion of the Alba field expansion in Equatorial Guinea and the startup of the methanol plant will utilize gas feedstock from the Alba field. Offshore Ecuador, the Amistad gas field development is expected to be completed and contributing to gas production and cash flow in 2002, as well as the Machala power project which will utilize gas from the Amistad gas field to supply electrical power. The China field development in the southern portion of Bohai Bay, from the Cheng Dao Xi Block, is projected to be completed with first oil production in the second quarter of 2002.

       The Company set its 2001 exploration and development budget at $727 million. Such expenditures are planned to be funded through internally generated cash flows and borrowings from the $300 million credit facility. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company can not predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       The Company's Board of Directors authorized a repurchase of up to $50 million of the Company's common stock. As of June 30, 2001, the Company had completed 60.5 percent of the repurchase plan. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. No such repurchases have occurred during 2001.


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. The Company had no crude oil or natural gas hedges for its production in the second quarter of 2001 except those entered into by NGM.

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

       The effect of these premium swap hedges was a $2.53 per BBL reduction in the average crude oil price for the second quarter of 2000. For the six months ended June 30, 2000, the net effect of the swap hedges was a $2.48 per BBL reduction in the average crude oil price. Premium swap hedges for July 2000 through December 2000, which averaged 7,000 BBLS per day, were not closed at June 30, 2000.

       In addition to the premium swap crude oil hedging contracts, the Company had entered into crude oil costless collar hedges from January 1, 2000, to April 30, 2000, for approximately 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would have owed the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have had any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap price; if the NYMEX average price exceeded the cap price or if the NYMEX average price was less than the floor price, then the volumes per day were multiplied by the difference between the floor price and the NYMEX average price.

       The net effect of these costless collar hedges was a $.13 per BBL reduction in the average crude oil price for the second quarter of 2000. For the six months ended June 30, 2000, the net effect of the costless collar hedges was a $.09 per BBL reduction in the average crude oil price.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of June 30, 2001 the Company had no material market risk exposure from NGM's hedging activity. During the second quarter of 2001, NGM had hedging transactions with broker-dealers that represented approximately 1,098,000 MMBTU's of gas per day. Hedges for July 2001 through May 2006, which range from 20,000 MMBTU's to 1,140,000 MMBTU's of gas per day, for future physical transactions, were not closed at June 30, 2001. During the second quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 599,000 MMBTU's of gas per day. For the six months ended June 30, 2001, NGM had hedging transactions that represented approximately 1,198,000 MMBTU's of gas per day, compared with 570,000 MMBTU's of gas per day for the same period in 2000.

       The Company has a $300 million credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 2001, the Company had $150 million outstanding on its $300 million credit facility, which has a maturity date of December 24, 2002. The interest rate is based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NOBLE AFFILIATES, INC.
                                            (Registrant)




Date     August 13, 2001               /s/ JAMES L. McELVANY
      --------------------             ---------------------------------------
                                       JAMES L. McELVANY
                                       Vice President-Finance and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                                INDEX TO EXHIBITS



Exhibit
Number                                               Exhibit
-------------------------          -------------------------------------------


                                   None