Form 10-Q
period 2001-09-30
NOBLE AFFILIATES INC
filed 2001-11-13
CIK 72207

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Number of shares of common stock outstanding as of November 2, 2001: 56,598,685

================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                           September 30,                December 31,
                                                                               2001                         2000
                                                                         ------------------           ----------------
ASSETS
Current Assets:
   Cash and short-term investments...................................      $    18,008                 $    23,152
   Accounts receivable-trade.........................................          171,128                     235,843
   Materials and supplies inventories................................           21,291                       4,645
   Other current assets..............................................           73,538                       7,621
                                                                           ------------                -------------

   Total Current Assets..............................................          283,965                     271,261
                                                                           ------------                -------------

Property, Plant and Equipment, at cost...............................        3,685,972                   3,256,467
   Less:  accumulated depreciation,
             depletion and amortization..............................       (1,957,409)                 (1,771,344)
                                                                           ------------                -------------

                                                                             1,728,563                   1,485,123
                                                                           ------------                -------------

Investment in Unconsolidated Subsidiary..............................          118,378                      74,159

Other Assets.........................................................           71,371                      48,737
                                                                           ------------                -------------

   Total Assets......................................................      $ 2,202,277                 $ 1,879,280
                                                                           ============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade............................................      $   230,604                 $   279,379
   Other current liabilities.........................................           81,390                      30,730
   Income taxes-current..............................................                                       15,308
                                                                           ------------                -------------

   Total Current Liabilities.........................................          311,994                     325,417
                                                                           ------------                -------------

Deferred Income Taxes................................................          158,028                     117,048
                                                                           ------------                -------------

Other Deferred Credits and Noncurrent Liabilities....................           64,672                      61,639
                                                                           ------------                -------------

Long-term Debt.......................................................          635,626                     525,494
                                                                           ------------                -------------

Shareholders' Equity:
   Common stock......................................................          198,352                     196,672
   Capital in excess of par value....................................          388,112                     373,259
   Retained earnings.................................................          479,726                     325,452
   Accumulated other comprehensive income............................           11,468
                                                                           ------------                -------------

                                                                             1,077,658                     895,383
Less Common Stock in Treasury
   (at cost, 2,911,300 shares).......................................          (45,701)                    (45,701)
                                                                           ------------                -------------

   Total Shareholders' Equity........................................        1,031,957                     849,682
                                                                           ------------                -------------

   Total Liabilities and Shareholders' Equity........................      $ 2,202,277                 $ 1,879,280
                                                                           =============               =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                Three Months Ended September 30,
                                                                           -----------------------------------------
                                                                                 2001                     2000
                                                                             -------------              ----------
REVENUES:
    Oil and gas sales and royalties....................................       $  168,547               $   211,478
    Gathering, marketing and processing................................          134,417                   145,876
    Income (loss) from unconsolidated subsidiary.......................            1,229                       336
    Other income.......................................................              643                     3,242
                                                                              ------------             -------------

                                                                                 304,836                   360,932
                                                                              ------------             -------------

COSTS AND EXPENSES:
    Oil and gas operations.............................................           32,005                    33,976
    Oil and gas exploration............................................           48,862                    17,469
    Gathering, marketing and processing................................          130,782                   142,831
    Depreciation, depletion and amortization...........................           68,536                    57,051
    Selling, general and administrative................................            9,726                    10,786
    Interest...........................................................           10,974                     9,295
    Interest capitalized...............................................           (3,575)                   (1,456)
                                                                              ------------             -------------

                                                                                 297,310                   269,952
                                                                              ------------             -------------

INCOME BEFORE TAXES....................................................            7,526                    90,980

INCOME TAX PROVISION...................................................            3,718 (1)                33,763 (1)
                                                                              ------------             -------------

NET INCOME.............................................................       $    3,808               $    57,217
                                                                              ============             =============

BASIC EARNINGS PER SHARE...............................................       $     0.07 (2)           $      1.02 (2)
                                                                              ============             =============

DILUTED EARNINGS PER SHARE.............................................       $     0.07 (2)           $      1.01 (2)
                                                                              ============             =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                            -----------------------------------------
                                                                                 2001                       2000
                                                                             -------------                ----------
REVENUES:
    Oil and gas sales and royalties....................................       $  714,537               $   531,590
    Gathering, marketing and processing................................          562,387                   396,413
    Income (loss) from unconsolidated subsidiary.......................              482                     1,227
    Other income.......................................................            1,912                    10,073
                                                                              ------------             -------------

                                                                               1,279,318                   939,303
                                                                              ------------             -------------

COSTS AND EXPENSES:
    Oil and gas operations.............................................           98,573                    88,122
    Oil and gas exploration............................................          114,153                    44,718
    Gathering, marketing and processing................................          552,457                   386,598
    Depreciation, depletion and amortization...........................          209,647                   165,473
    Selling, general and administrative................................           32,207                    34,772
    Interest...........................................................           30,704                    28,255
    Interest capitalized...............................................          (10,372)                   (3,942)
                                                                              ------------             -------------

                                                                               1,027,369                   743,996
                                                                              ------------             -------------

INCOME BEFORE TAXES....................................................          251,949                   195,307

INCOME TAX PROVISION...................................................           90,898 (1)                74,350 (1)
                                                                              ------------             -------------

NET INCOME.............................................................       $  161,051               $   120,957
                                                                              ============             =============

BASIC EARNINGS PER SHARE...............................................       $     2.85 (2)           $      2.16 (2)
                                                                              ============             =============

DILUTED EARNINGS PER SHARE.............................................       $     2.81 (2)           $      2.13 (2)
                                                                              ============             =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Accumulated
                                                        Capital in                   Other                   Total
                               Comprehensive   Common    Excess of   Retained    Comprehensive Treasury  Shareholders'
                                  Income        Stock    Par Value   Earnings       Income       Stock      Equity
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  196,672     373,259    325,452                    (45,701)     849,682
  Net income                       161,051                           161,051                                 161,051
  Derivatives marked
    to market                       11,468                                             11,468                 11,468
  Shares issued                                 1,680      14,853                                             16,533
  Dividends declared
    ($.12 per share)                                                  (6,777)                                 (6,777)
                               -----------   ------------------------------------------------------------------------
  Total                            172,519
                               ===========

Balance at September 30, 2001                 198,352     388,112    479,726           11,468   (45,701)   1,031,957
=====================================================================================================================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     NOBLE AFFILIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                 2001                       2000
                                                                              ------------                ----------
Cash Flows from Operating Activities:
   Net income............................................................      $ 161,051                $  120,957
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization............................        209,647                   165,473
     Dry hole............................................................         79,661                    18,078
     Amortization of undeveloped lease costs, net........................         12,297                     8,514
     (Gain) loss on disposal of assets...................................         (1,919)                   (2,823)
     Noncurrent deferred income taxes....................................         40,981                    13,106
     (Income) loss from unconsolidated subsidiary........................           (482)                   (1,227)
     Increase (decrease) in deferred credits.............................          3,033                     4,932
     (Increase) decrease in other.......................................          (9,188)                   (1,856)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable..........................         64,715                   (74,431)
     (Increase) decrease in other current assets and inventories.........        (84,411)                   27,341
     Increase (decrease) in accounts payable.............................        (48,775)                   59,831
     Increase (decrease) in other current liabilities....................         35,352                   (26,110)
                                                                              -------------               ----------

Net Cash Provided by Operating Activities                                        461,962                   311,785
                                                                              -------------               ----------

Cash Flows From Investing Activities:
   Capital expenditures..................................................       (544,421)                 (276,920)
   Investment in unconsolidated subsidiary...............................        (43,736)                  (37,385)
   Proceeds from sale of property, plant and equipment...................          1,295                    11,906
                                                                              -------------               ----------

Net Cash Used in Investing Activities ...................................       (586,862)                 (302,399)
                                                                              -------------               ----------

Cash Flows From Financing Activities:
   Common stock repurchases..............................................                                  (30,283)
   Exercise of stock options.............................................         16,533                     7,433
   Cash dividends........................................................         (6,777)                   (6,745)
   Proceeds from credit facility.........................................        235,000                    72,000
   Repayment of credit facility..........................................       (125,000)                  (27,000)
                                                                              ------------                ----------

Net Cash Provided by Financing Activities................................        119,756                    15,405
                                                                              ------------                ----------

Increase (Decrease) in Cash and Short-term Investments...................         (5,144)                   24,791
                                                                              ------------                ----------

Cash and Short-term Investments at Beginning of Period...................         23,152                     2,925
                                                                              ------------                ----------

Cash and Short-term Investments at End of Period.........................      $  18,008                $   27,716
                                                                              ============                ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (net of amount capitalized)..................................      $  16,389                $   20,154
   Income taxes..........................................................      $  66,131                $   41,765

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       In the opinion of Noble Affiliates, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000; the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, respectively; the statement of comprehensive income and equity for the nine month period ended September 30, 2001; and the cash flows for the nine month periods ended September 30, 2001 and 2000. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(1)  INCOME TAX PROVISION (BENEFIT)

       For the three months ended September 30:

                                                                                             (In thousands)
                                                                                ------------------------------------
                                                                                   2001                      2000
                                                                                ----------                 ---------
       Current...............................................................   $(12,788)                $  33,622
       Deferred..............................................................     16,506                       141
                                                                                ----------                 ---------

                                                                                $  3,718                 $  33,763
                                                                                ==========                 =========

       For the nine months ended September 30:

                                                                                             (In thousands)
                                                                                ------------------------------------
                                                                                   2001                       2000
                                                                                ----------                 ---------
       Current...............................................................   $ 49,917                 $  61,727
       Deferred..............................................................     40,981                    12,623
                                                                                ----------                 ---------

                                                                                $ 90,898                 $  74,350
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

       The following tables summarize the calculation of basic earnings per share ("EPS") and diluted EPS.

For the three months ended September 30:

                                                                         2001                          2000
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                                                 $3,808         56,595       $57,217          55,875
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $0.07                         $1.02
---------------------------------------------------------------------------------------------------------------------

Net income/shares                                                 $3,808         56,595       $57,217          55,875
EFFECT OF DILUTIVE SECURITIES

   Stock options                                                                    575                           830
Adjusted net income/shares                                        $3,808         57,170       $57,217          56,705
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $0.07                         $1.01
---------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30:

                                                                         2001                          2000
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                                               $161,051         56,502      $120,957          56,008
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                 $2.85                         $2.16
---------------------------------------------------------------------------------------------------------------------

Net income/shares                                               $161,051         56,502      $120,957          56,008
EFFECT OF DILUTIVE SECURITIES

   Stock options                                                                    829                           690
Adjusted net income/shares                                      $161,051         57,331      $120,957          56,698
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                               $2.81                         $2.13
---------------------------------------------------------------------------------------------------------------------

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

       During the third quarter of 2001, the Company had no oil or gas hedging transactions for its current production other than those entered into by NGM, which are described below.

       On August 16, 2001, the Company (floating price payor) entered into a total of three natural gas costless collar contracts related to its production. The first contract, for the fourth quarter of 2001, for 50,000 MMBTU of gas per day, has a floor price of $3.25 per MMBTU and a ceiling price of $4.60 per MMBTU. The other two contracts, for calendar year 2002, each for 25,000 MMBTU of gas per day, have a floor price of $3.25 per MMBTU and ceiling prices ranging from $5.05 to $5.10 per MMBTU. These contracts entitle the Company to receive settlement from the counterparty (fixed price payor) on a calendar quarterly basis, in amounts, if any, by which the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is less than the floor price. The Company would pay the counterparty if the average settlement price for the last scheduled NYMEX trading day applicable for each month per calendar quarter is more than the ceiling price. The amount payable by the floating price payor, if the floating price is above the ceiling price, is the product of the notional quantity per calculation period and the excess, if any, of the floating price over the ceiling price in respect of each calendar quarter. The amount payable by the fixed price payor, if the floating price is below the floor price, is the product of the notional quantity per calculation period and the excess, if any, of the floor price over the floating price in respect of each calendar quarter.

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

       Due to the issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, the Company was required to adopt the statement for fiscal years beginning after June 15, 2000. SFAS No. 133 was required to be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1,
1998). During 2000, the FASB issued SFAS No. 138 which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and was required to be adopted concurrently with SFAS No. 133. The normal purchase and normal sales exception may be applied to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. Due to the adoption of SFAS Nos. 133 and 138, NGM recorded on the Balance Sheet and Statement of Other Comprehensive Income and Equity, $52.7 million in other current assets; $41.4 million in other current liabilities; $642.5 thousand in long term assets; and $509.0 thousand in other income from hedging transactions for the first nine months of 2001.

(4)  METHANOL PLANT

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol, some of which have been delayed, are projected to be $125.5 million. The Company paid approximately $1.7 million in construction contract phase payments in the third quarter of 2001. The plant produced approximately 201,800 metric tons of methanol in the third quarter of 2001. The plant's output is fully subscribed for the balance of the year 2001.

       The methanol plant in Equatorial Guinea is expected to be shut down for approximately 30 days in the fourth quarter of 2001 to permit the contractor to complete final construction requirements under the contract. The partners have elected to do the work now, during a period of low methanol pricing, to minimize the economic impact of this required work. The shutdown will result in a reduction of approximately 930,000 MCF of gas sales, net to the Company's interest, to the plant from the Alba field.

(5) COMPANY STOCK REPURCHASE PLAN

       The Company's Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company's common stock. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. On September 17, 2001 the Company's Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. Out of the expanded $100 million repurchase program, approximately $70 million remains authorized to purchase additional shares. Under the original $50 million authorization, the Company repurchased approximately $30 million of common stock in the first quarter of 2000. The Company has not yet repurchased any additional shares under the expanded authorization.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased to $462 million in the nine months ended September 30, 2001 from $311.8 million in the same period of 2000. Cash and short-term investments decreased from $23.2 million at December 31, 2000 to $18 million at September 30, 2001.

       During the first nine months of 2001, the Company borrowed a net $110 million on its $300 million credit facility, which combined with the $80 million borrowed at December 31, 2000, resulted in a balance of $190 million drawn on the $300 million credit facility at September 30, 2001. Long-term debt at September 30, 2001 was $635.6 million compared with $525.5 million at December 31, 2000.

       The Company has expended approximately $588.1 million of its $727 million 2001 capital expenditure budget through September 30, 2001. The Company expects to fund its remaining 2001 capital budget from cash flows from operations and additional borrowings from the credit facility as required. The Company continues to evaluate possible strategic and tactical acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

       Through Atlantic Methanol Production Company ("AMPCO"), the Company participated, with a 50 percent expense interest (45 percent ownership net of a five percent carried interest for the Equatorial Guinea Government), in a joint venture with CMS Energy Corporation in the construction of a methanol plant on Bioko Island in Equatorial Guinea. The plant is using the gas from the Company's 34 percent owned Alba field as feedstock. The plant was designed to utilize up to 125 MMCF of gas per day. The gas is priced at $.25 per MMBTU.

       On January 29, 1998, AMPCO awarded a contract to Raytheon Engineers and Constructors to build the methanol plant. The plant was designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. Initial production of commercial grade methanol commenced May 2, 2001. The plant's output is fully subscribed for the balance of the year 2001.

       The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet, to fund the remaining construction payments. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project and produce marketable supplies of methanol, some of which have been delayed, are projected to be $125.5 million. Payments were due upon the completion of specific phases of the construction. The Company paid approximately $1.7 million in construction contract phase payments in the third quarter of 2001. The plant produced approximately 201,800 metric tons of methanol in the third quarter of 2001.

       The methanol plant in Equatorial Guinea is expected to be shut down for approximately 30 days in the fourth quarter of 2001 to permit the contractor to complete final construction requirements under the contract. The partners have elected to do the work now, during a period of low methanol pricing, to minimize the economic impact of this required work. The shutdown will result in a reduction of approximately 930,000 MCF of gas sales, net to the Company's interest, to the plant from the Alba field.

       The Company follows the entitlement method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $19.6 million at September 30, 2001 and $18.5 million at December 31, 2000. Estimated gas imbalance liabilities were $15.8 million at September 30, 2001 and $14.2 million at December 31, 2000. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

       For the third quarter of 2001, the Company recorded net income of $3.8 million, or $.07 per share, compared with a net income of $57.2 million, or $1.02 per share, in the third quarter of 2000. The decreased earnings in the third quarter of 2001 were a result of lower commodity prices, particularly for natural gas, and higher exploration expense, although these effects were partially offset by continued growth in production volumes. Natural gas and oil prices decreased 36 percent and 13 percent, respectively, compared with the third quarter of 2000, offset by higher natural gas and oil production volumes, which increased 7.5 percent and 22 percent, respectively, compared with the third quarter of 2000. Exploration expense increased 180 percent compared to the third quarter of 2000. During the first nine months of 2001, the Company recorded net income of $161.1 million, or $2.85 per share, compared with $121.0 million, or $2.16 per share, in the first nine months of 2000. The year to date increase resulted from higher natural gas prices, which increased 36 percent, coupled with a six percent and 16 percent increase, respectively, in average daily natural gas and oil production volumes, offset by a 155 percent increase in exploration expense, compared to the same period in 2000.

       Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, decreased 32 percent and increased 43 percent for the three months and nine months ended September 30, 2001 compared with the same periods in 2000. The primary reason for the decreased sales in the third quarter of 2001 was the result of a 36 percent decrease in the average price of natural gas compared to the same period in 2000. The nine month increase in gas sales is the result of a 36 percent increase in the price of natural gas coupled with a six percent increase in the average daily production of natural gas, compared to the same period in 2000.

       Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased eight percent and 15 percent for the three months and nine months ended September 30, 2001 compared with the same periods in 2000. The increase in sales was due to an increase in average daily production of 22 percent and 16 percent, respectively, for the three months and nine months ended September 30, 2001 compared with the same periods in 2000.

       NGM markets the majority of the Company's natural gas, as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines, and local distribution companies. NTI markets a portion of the Company's oil, as well as certain third-party oil. The Company records all of NGM's and NTI's sales and expenses as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

       For the third quarter of 2001, revenues and expenses from NGM and NTI third party sales totaled $134.4 million and $130.8 million, respectively, for a combined gross margin of $3.6 million. In comparison, for the third quarter of 2000, NGM and NTI third party sales and expenses of $145.9 million and $142.8 million, respectively, resulted in a combined gross margin of $3.1 million. For the nine months ended September 30, 2001, combined NGM and NTI revenues and expenses from third party sales totaled $562.4 million and $552.5 million, respectively, for a gross margin of $9.9 million. In comparison, combined NGM and NTI third party sales and expenses of $396.4 million and $386.6 million, respectively, resulted in a gross margin of $9.8 million for the same period in 2000.

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

       SFAS No. 133 was required to be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Due to the adoption of SFAS Nos. 133 and 138, NGM recorded on the Balance Sheet and Statement of Other Comprehensive Income and Equity, $52.7 million in other current assets; $41.4 million in other current liabilities; $642.5 thousand in long term assets; and $509.0 thousand in other income from hedging transactions for the first nine months of 2001.

       Certain selected oil and gas operating statistics follow:

                                                            For the three months                For the nine months
                                                            ended September 30,                 ended September 30,
                                                          -------------------------            -----------------------
                                                            2001            2000                2001           2000
                                                          ---------        --------            -------        --------
Oil revenue (in thousands)...........................   $   64,346      $   59,782          $ 190,510      $  165,786
Average daily oil production - BBLS..................       31,665          25,863             29,773          25,624
Average oil price per BBL............................   $    22.50      $    25.76          $   23.95      $    24.23
Gas revenues (in thousands)..........................   $   99,958      $  147,161          $ 506,555      $  353,381
Average daily gas production - MCF...................      431,132         401,084            427,151         401,857
Average gas price per MCF............................   $     2.60      $     4.07          $    4.46      $     3.28

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

       Oil and gas exploration expense increased $31.4 million and $69.4 million for the three months and nine months ended September 30, 2001, as compared with the same periods of 2000. These increases are attributable to a $26.4 million increase in dry hole expense, a $1.6 million increase in undeveloped lease amortization and a $3.6 million increase in seismic for the three months ended September 30, 2001. For the nine months ended September 30, 2001, as compared with the same periods of 2000, there was a $61.6 million increase in dry hole expense and a $3.8 million increase in undeveloped lease amortization.

       Oil and gas operations expense decreased $2.0 million and increased $10.5 million for the three months and nine months ended September 30, 2001, as compared with the same periods of 2000. These variances are primarily attributable to decreases in lease operations expense for the three months and increases in lease operations expense for the nine months ended September 30, 2001, as compared with the same periods of 2000.

       Depreciation, depletion and amortization (DD&A) expense increased 20 percent and 27 percent, respectively, for the three months and nine months ended September 30, 2001 compared with the same periods in 2000. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $7.61 for the first nine months of 2001 compared with $6.52 for the same period of 2000. The unit rate of DD&A per BOE was $7.20 for the three months ended September 30, 2001 compared with $6.69 for the same period of 2000. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the

Company's oil and gas production volumes, which are being amortized in the current and subsequent quarters. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

       Interest expense increased 18 percent and nine percent for the three months and nine months ended September 30, 2001 as compared with the same periods of 2000. The increase in interest expense is attributable to an increase in credit facility borrowings during the first nine months of 2001.

FUTURE TRENDS

       The Company expects increased oil and gas production in the fourth quarter of 2001 and in 2002 as compared to the fourth quarter of 2000. The increase in 2001 would be primarily due to the Cook and Hanze acquisitions in the North Sea. The Cook property was acquired in the fourth quarter of 2000 and its current gross production is approximately 21,000 barrels of oil per day. The Company owns a 12.24 percent interest in the Cook field. The Hanze field, located offshore Netherlands, is expected by yearend 2001 to have a production rate of approximately 31,500 barrels of oil per day. The Company owns a 15 percent interest in the Hanze field and first production began in the third quarter of 2001. The completion of the Alba field expansion in Equatorial Guinea and the startup of the methanol plant will utilize gas feedstock from the Alba field. Offshore Ecuador, the Amistad gas field development is expected to be completed and contributing to gas production and cash flow in 2002, as well as the Machala power project which will utilize gas from the Amistad gas field to supply electrical power. The China field development in the southern portion of Bohai Bay, from the Cheng Dao Xi Block, is projected to be completed with first oil production in the second quarter of 2002.

       The Company set its 2001 capital expenditure budget at $727 million of which approximately $588.1 million has been expended through September 30, 2001. Remaining 2001 expenditures are planned to be funded through internally generated cash flows and borrowings from the $300 million credit facility. The Company believes that it is well positioned to take advantage of strategic acquisitions as they become available, through internally generated cash flows or borrowings from the $300 million credit facility.

       Management believes that the Company is well positioned with its balanced reserves of oil and gas to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to affect the oil and gas industry. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

       The Company's Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company's common stock. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. On September 17, 2001 the Company's Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. Out of the expanded $100 million repurchase program, approximately $70 million remains authorized to purchase additional shares. Under the original $50 million authorization, the Company repurchased approximately $30 million of common stock in the first quarter of 2000. The Company has not yet repurchased any additional shares under the expanded authorization.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

       The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. The Company had no crude oil or natural gas hedges for its current production in the third quarter of 2001 except those entered into by NGM.

       On August 16, 2001, the Company (floating price payor) entered into a total of three natural gas costless collar contracts related to its production. The first contract, for the fourth quarter of 2001, for 50,000 MMBTU of gas per day, has a floor price of $3.25 per MMBTU and a ceiling price of $4.60 per MMBTU. The other two contracts, for calendar year 2002, each for 25,000 MMBTU of gas per day, have a floor price of $3.25 per MMBTU and ceiling prices ranging from $5.05 to $5.10 per MMBTU. These contracts entitle the Company to receive settlement from the counterparty

(fixed price payor) on a calendar quarterly basis, in amounts, if any, by which the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is less than the floor price. The Company would pay the counterparty if the average settlement price for the last scheduled NYMEX trading day applicable for each month per calendar quarter is more than the ceiling price. The amount payable by the floating price payor, if the floating price is above the ceiling price, is the product of the notional quantity per calculation period and the excess, if any, of the floating price over the ceiling price in respect of each calendar quarter. The amount payable by the fixed price payor, if the floating price is below the floor price, is the product of the notional quantity per calculation period and the excess, if any, of the floor price over the floating price in respect of each calendar quarter.

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

       The effect of these premium swap hedges was a $3.23 per BBL reduction in the average crude oil price for the third quarter of 2000. For the nine months ended September 30, 2000, the net effect of the premium swap hedges was a $2.73 per BBL reduction in the average crude oil price. Premium swap hedges for October 2000 through December 2000, which averaged 7,000 BBLS per day, were not closed at September 30, 2000.

       NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of September 30, 2001 the Company had no material market risk exposure from NGM's hedging activity. During the third quarter of 2001, NGM had hedging transactions with broker-dealers that represented approximately 1,473,000 MMBTU's of gas per day. Hedges for October 2001 through May 2006, which range from 20,000 MMBTU's to 1,056,000 MMBTU's of gas per day, for future physical transactions, were not closed at September 30, 2001. During the third quarter of 2000, NGM had hedging transactions with broker-dealers that represented approximately 948,000 MMBTU's of gas per day. For the nine months ended September 30, 2001, NGM had hedging transactions that represented approximately 1,290,000 MMBTU's of gas per day, compared with 697,000 MMBTU's of gas per day for the same period in 2000.

       The Company has a $300 million credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2001, the Company had $190 million outstanding on its $300 million credit facility, which has a maturity date of December 24, 2002. The interest rate is based upon a

Eurodollar rate plus a range of 17.5 to 50 basis points. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOBLE AFFILIATES, INC.
                                       (Registrant)




Date   November 13, 2001           /s/ JAMES L. McELVANY
       ---------------------       --------------------------------------------
                                       JAMES L. McELVANY
                                       Vice President-Finance and Treasurer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                                INDEX TO EXHIBITS

Exhibit
Number                                        Exhibit
-------------------------   ---------------------------------------------------

                            None