Form 10-K405
period 2001-12-31
NOBLE AFFILIATES INC
filed 2002-03-27
CIK 72207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

        (Mark One)

            /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of Common Stock held by nonaffiliates as of February 15, 2002: $1,747,001,553.

Number of shares of Common Stock outstanding as of February 15, 2002:
57,007,724.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on April 23, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                     PART I.
Item 1.  Business ...............................................................................  1

         General ................................................................................  3

         Oil and Gas ............................................................................  3

             Exploration Activities .............................................................  4

             Production Activities ..............................................................  5

             Acquisitions of Oil and Gas Properties, Leases and Concessions......................  6

             Marketing ..........................................................................  6

             Regulations and Risks ..............................................................  7

             Competition ........................................................................  8

         Unconsolidated Subsidiary ..............................................................  9

         Employees ..............................................................................  9

Item 2.  Properties .............................................................................  9

         Offices ................................................................................  9

         Oil and Gas ............................................................................  9

Item 3.  Legal Proceedings ...................................................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders .................................... 17

         Executive Officers of the Registrant ................................................... 17

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .................. 19

Item 6.  Selected Financial Data ................................................................ 21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .. 22

Item 7a. Quantitative and Qualitative Disclosures About Market Risk ............................. 28

Item 8.  Financial Statements and Supplementary Data ............................................ 31

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..  58

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..................................... 59

Item 11. Executive Compensation ................................................................. 59

Item 12. Security Ownership of Certain Beneficial Owners and Management ......................... 59

Item 13. Certain Relationships and Related Transactions ......................................... 59

                                     PART IV

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K ........................ 59

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

We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements in this document or elsewhere. All of such forward-looking statements are qualified in their entirety by this cautionary statement.

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

In this report, unless otherwise indicated or the context otherwise requires, the "Company" or the "Registrant" refers to Noble Affiliates, Inc. and its subsidiaries, "Samedan" refers to Samedan Oil Corporation and its subsidiaries, "EDC" refers to Energy Development Corporation and its subsidiaries, "NGM" refers to Noble Gas Marketing, Inc. and its subsidiary and "NTI" refers to Noble Trading, Inc. Effective December 31, 2001, EDC (but not its subsidiaries) was merged into Samedan. In this report, quantities of oil or natural gas liquids are expressed in barrels ("BBLS"), thousands of barrels ("MBBLS") and millions of barrels ("MMBBLS"); quantities of natural gas are expressed in thousands of cubic feet ("MCF"), millions of cubic feet ("MMCF"), billions of cubic feet ("BCF"), trillions of cubic feet ("TCF") and million British Thermal Units ("MMBTU"). Equivalent units are expressed in thousand cubic feet of gas equivalents ("MCFe"), million cubic feet of gas equivalents ("MMCFe"), billion cubic feet of gas equivalents ("BCFe"), trillion cubic feet of gas equivalents ("TCFe"), converting oil to gas at one barrel of oil equaling six thousand cubic feet of gas, or barrel of oil equivalents ("BOE"), millions of barrels of oil equivalents ("MMBOE"), converting gas to oil at six thousand cubic feet of gas to one barrel of oil.

The Company's wholly-owned subsidiary, NGM, markets the majority of the Company's natural gas as well as third-party gas. The Company's wholly-owned subsidiary, NTI, markets a portion of the Company's oil as well as third-party oil. For more information regarding NGM's operations and NTI's operations, see "Item 1. Business--Oil and Gas--Marketing" of this Form 10-K.

The Company's unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. Through 2001, AMCCO was accounted for using the equity method within the Registrant's wholly owned subsidiary, Samedan of North Africa, Inc. For more information, see "Item 1. Business--Unconsolidated Subsidiary" and "Item 8. Financial Statements and Supplementary Data--Note 9 - Unconsolidated Subsidiary" of this Form 10-K.

OIL AND GAS

The Company's wholly-owned subsidiary, Samedan, directly or through various arrangements with other companies, explores for, develops and produces oil and gas hydrocarbons. Exploration activities include geophysical and geological evaluation and exploratory drilling on properties for which the Company has exploration rights. Samedan has been engaged in the exploration, production and marketing of oil and gas since 1932. Samedan has exploration, exploitation and production operations domestically and internationally. The domestic areas consist of: offshore in the Gulf of Mexico and California; the Gulf Coast Region (Louisiana, New Mexico and Texas); the Mid-Continent Region (Oklahoma and Southern Kansas); and the Rocky Mountain Region (Colorado, Montana, North Dakota, Wyoming and California). The international areas of operations include Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea and Vietnam. For more information regarding Samedan's oil and gas properties, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

EXPLORATION ACTIVITIES

DOMESTIC OFFSHORE. Samedan has been actively engaged in exploration, exploitation and development of oil and gas properties in the Gulf of Mexico (offshore Texas, Louisiana, Mississippi and Alabama) and offshore California since 1968. Generally, offshore properties are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties. The Company's current offshore production is derived from 237 wells operated by Samedan and 309 wells operated by others. During the past 33 years, Samedan has drilled or participated in the drilling of 1,084 gross wells offshore. At December 31, 2001, the Company held offshore federal leases covering 995,178 gross developed acres and 690,974 gross undeveloped acres on which the Company currently intends to conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

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

During the fourth quarter of 2001, the Company acquired all of Aspect Energy's interests in 110 wells located along the Texas and Louisiana Gulf Coast. Current production is approximately 1,900 BBLS of oil per day and 57 MMCF of gas per day. We acquired approximately 59 BCFe of reserves along with working capital and hedging positions. Also acquired was a 50 percent interest in Aspect's future drilling prospects in this region. As part of the transaction, the Company paid $107 million in cash, issued $14 million of common stock previously held in treasury and assumed a $40 million note payable.

Samedan's current onshore production is derived from 1,743 wells operated by Samedan and 1,295 wells operated by others. At December 31, 2001, the Company held 643,260 gross developed acres and 347,628 gross undeveloped acres onshore on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

ARGENTINA. Samedan, through its subsidiary, Energy Development Corporation (Argentina), Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in Argentina since 1996. The Company's producing properties are located in southern Argentina in the El Tordillo field, which is characterized by secondary recovery oil production from a 10,000 acre reservoir. At December 31, 2001, the Company held 28,988 gross developed acres and 2,398,970 gross undeveloped acres in Argentina on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

CHINA. Samedan, through its subsidiary, Energy Development Corporation (China), Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties in China since 1996. The Company has two concessions in South Bohai Bay, offshore China. These concessions, Cheng Dao Xi and Cheng Zi Kou, are contiguous and adjoin non-owned production in the southern portion of Bohai Bay. At December 31, 2001, the

Company held 7,413 gross developed acres and 3,728,198 gross undeveloped acres in China on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

ECUADOR. Samedan, through its subsidiary, EDC Ecuador Ltd., has been actively engaged in exploration, exploitation and development of oil and gas properties in Ecuador since 1996. The Company's objective in Ecuador is to develop the gas market for the Amistad gas field (offshore Ecuador) which was discovered in the late 1970's. The gas will be used to generate electricity from a power generation facility, owned 100 percent by the Company, near the city of Machala. The facility will ultimately be capable of generating 240 megawatts of electricity into the Ecuadorian power grid. The concession covers 12,355 gross developed acres and 851,771 gross undeveloped acres encompassing the Amistad field. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

EQUATORIAL GUINEA. Samedan, through its subsidiary, Samedan of North Africa, Inc., has been actively engaged in exploration, exploitation and development of oil and gas properties offshore Equatorial Guinea (West Africa) since 1990. The primary offshore Equatorial Guinea production is from the Alba field, which produces gas and condensate. The gas production is being utilized as feedstock by a methanol plant, which began production in the second quarter of 2001. The plant is owned by AMPCO, in which the Company indirectly owns a 45 percent interest through its 50 percent ownership of AMCCO. For more information on the methanol plant, see "Item 1. Business--Unconsolidated Subsidiary" of this Form 10-K. Based on reserve estimates, the Alba field can deliver sufficient gas for the plant to operate for 30 years. At December 31, 2001, the Company held 45,203 gross developed acres and 266,754 gross undeveloped acres offshore Equatorial Guinea on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

NORTH SEA. Samedan, through its subsidiaries, EDC (Europe) Limited, EDC (Denmark) Inc. and EDC Ireland, has been actively engaged in exploration, exploitation and development of oil and gas properties in the North Sea since 1996. The Company's current oil and gas production in the North Sea is derived from 141 wells operated by others. Reservoirs in the North Sea tend to have the same attributes as Gulf of Mexico reservoirs. At December 31, 2001, the Company held 202,199 gross developed acres and 805,177 gross undeveloped acres on which the Company may conduct future exploration activities. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

MEDITERRANEAN SEA. The Company, through its subsidiary, Samedan, Mediterranean Sea, owns a 47 percent interest in 11 licenses, permits or leases. At December 31, 2001, the Company held 123,552 gross developed acres and 1,122,053 gross undeveloped acres. The acreage is located about 20 miles offshore Israel in water depths ranging from 700 feet to 5,000 feet. The Company and its partners expect to provide approximately 170 MMCF of natural gas per day to Israeli Electric Corporation beginning in early 2004. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

VIETNAM. The Company, through its subsidiary, Samedan Vietnam Limited, owns a 60 percent interest in two offshore blocks totaling 1,701,812 gross undeveloped acres in the Nam Con Son basin. Samedan drilled two exploration wells in 2001. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

PRODUCTION ACTIVITIES

OPERATED PROPERTY STATISTICS. The percentage of oil and gas wells operated and the percentage of sales volume from operated properties are shown in the following table as of December 31:

                                    2001             2000              1999
                                ------------------------------------------------
(IN PERCENTAGES)                OIL     GAS      OIL      GAS      OIL      GAS
--------------------------------------------------------------------------------
Operated well count basis       24.8    60.6     23.1     66.0     22.8     61.2
Operated sales volume basis     37.2    52.3     48.3     64.5     48.1     59.8

NET PRODUCTION. The following table sets forth Samedan's net oil and natural gas production including royalty, for the three years ended December 31:

                                                  2001        2000        1999
--------------------------------------------------------------------------------
Oil Production
   (MMBBLS)                                       11.2         9.4        11.0
Gas Production
   (BCF)                                         154.2       148.7       166.1

OIL AND GAS EQUIVALENTS. The following table sets forth Samedan's net production stated in oil and gas equivalent volumes, for the three years ended December 31:

                                                  2001        2000        1999
--------------------------------------------------------------------------------
Total Oil Equivalents
   (MMBOE)                                        36.9        34.2        38.6
Total Gas Equivalents
   (BCFe)                                        221.3       205.4       231.8

ACQUISITIONS OF OIL AND GAS PROPERTIES, LEASES AND CONCESSIONS

During 2001, Samedan spent approximately $98 million on the purchase of proved oil and gas properties. Samedan spent approximately $99 million in 2000 and $.1 million in 1999 on proved properties. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

During 2001, Samedan spent approximately $81 million on acquisitions of unproved properties. Samedan spent approximately $17.6 million in 2000 and $7.9 million in 1999 on acquisitions of unproved properties. These properties were acquired primarily through various offshore lease sales, domestic onshore lease acquisitions and international concession negotiations. For more information, see "Item 2. Properties--Oil and Gas" of this Form 10-K.

MARKETING

NGM seeks opportunities to enhance the value of the Company's gas by marketing directly to end users and aggregating gas to be sold to gas marketers and pipelines. During 2001, approximately 70 percent of NGM's total sales were to end users. NGM is also actively involved in the purchase and sale of gas from other producers. Such third-party gas may be purchased from non-operators who own working interests in the Company's wells or from other producers' properties in which the Company may not own an interest. NGM, through its wholly-owned subsidiary, Noble Gas Pipeline, Inc., engages in the installation, purchase and operation of gas gathering systems.

Samedan has short-term gas sales contracts with NGM, whereby Samedan is paid an index price for all gas sold to NGM. Samedan sold approximately 83 percent of its natural gas production to NGM in 2001. Sales, including hedging transactions, are recorded as gathering, marketing and processing revenues. NGM records the amount paid to Samedan and third parties as cost of sales in gathering, marketing and processing. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements. The Company has a small number of long-term gas contracts representing less than two percent of its total gas sales.

Oil produced by the Company is sold to purchasers in the United States and foreign locations at various prices depending on the location and quality of the oil. The Company has no long-term contracts with purchasers of its oil production. Crude oil and condensate are distributed through pipelines and by trucks to gatherers, transportation companies and end users. NTI markets approximately 38 percent of the Company's oil production as well as certain third-party oil. The Company records all of NTI's sales as gathering, marketing and processing revenues and records cost of sales in gathering, marketing and processing costs. All intercompany sales and expenses are eliminated in the Company's consolidated financial statements.

Oil prices are affected by a variety of factors that are beyond the control of the Company. The principal factors influencing the prices received by producers of domestic crude oil continue to be the pricing and production of the members of the Organization of Petroleum Exporting Countries. The Company's average oil price decreased $2.21 from $24.37 per BBL in 2000 to $22.16 per BBL in 2001. Due to the volatility of oil prices, the Company, from time to time, has used hedging instruments and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Substantial competition in the natural gas marketplace continued in 2001. Gas prices, which were once determined largely by governmental regulations, are now determined by the marketplace. The Company's average gas price increased from $3.77 per MCF in 2000 to $3.94 per MCF in 2001. Due to the volatility of gas prices, the Company, from time to time, has used hedging instruments and may do so in the future as a means of controlling its exposure to price changes. For additional information, see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The largest single non-affiliated purchaser of the Company's oil production in 2001 accounted for approximately 16 percent of the Company's oil sales, representing approximately two percent of total revenues. The five largest purchasers accounted for approximately 37 percent of total oil sales. The largest single non-affiliated purchaser of the Company's gas production in 2001 accounted for approximately three percent of its gas sales. The five largest purchasers accounted for approximately 10 percent of total gas sales. The Company does not believe that its loss of a major oil or gas purchaser would have a material effect on the Company.

REGULATIONS AND RISKS

GENERAL. Exploration for and production and sale of oil and gas are extensively regulated at the international, national, state and local levels. Oil and gas development and production activities are subject to various laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, prevention of waste and pollution, and protection of the environment. Laws affecting the oil and gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of legal and regulatory factors, including federal, state and local laws and regulations in the U.S. and laws and regulations of foreign nations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects the Company's profitability.

CERTAIN RISKS. In the Company's exploration operations, losses may occur before any accumulation of oil or gas is found. If oil or gas is discovered, no assurance can be given that sufficient reserves will be developed to enable the Company to recover the costs incurred in obtaining the reserves or that reserves will be developed at a sufficient rate to replace reserves currently being produced and sold. The Company's international operations are also subject to certain political, economic and other uncertainties including, among others, risk of war, expropriation, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over areas in which the Company conducts operations.

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

UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). The Company accounted for its interest in AMCCO through 2001 using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. The Company participated with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) in the construction of a methanol plant in Equatorial Guinea. The total construction costs of the plant and supporting facilities as of December 31, 2001 were $403 million including various contingencies, with the Company responsible for $201.5 million. AMPCO estimates that an additional $32 million will be incurred to complete various supporting facilities to finalize the project. The Company will be responsible for $16 million in 2002. The plant is designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 125 MMCF of gas per day from the 34 percent owned Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The methanol plant was completed and on line in the second quarter of 2001. During 1999, AMCCO issued $250 million senior secured notes due 2004 that are not included in the Company's balance sheet. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data--Note 9 - Unconsolidated Subsidiary" of this Form 10-K.

EMPLOYEES

The total number of employees of the Company increased during the year from 576 at December 31, 2000, to 610 at December 31, 2001.

ITEM 2.      PROPERTIES.

OFFICES

The principal executive office of the Registrant is located in Houston, Texas. The Company maintains offices for international, domestic onshore and domestic offshore operations in Houston, Texas. The Company also maintains offices in China, Ecuador, Israel, the United Kingdom and Vietnam. NGM's office and NTI's office are located in Houston, Texas. The Company also maintains offices in Ardmore, Oklahoma for centralized accounting, division orders, human resources and related administrative functions.

OIL AND GAS

The Company, directly or through various arrangements with others, searches for potential oil and gas properties, seeks to acquire exploration rights in areas of interest and conducts exploratory activities. These activities include geophysical and geological evaluation and exploratory drilling, where appropriate, on properties for which it acquired exploration rights. During 2001, Samedan drilled or participated in the drilling of 293 gross (118.1 net) wells, comprised of 103 gross (21.3 net) international wells and 190 gross (96.8 net) domestic wells. For more information regarding Samedan's oil and gas properties, see "Item 1. Business--Oil and Gas" of this Form 10-K.

DOMESTIC OFFSHORE. The Lost Ark prospect on East Breaks 421 is the Company's first operated commercial deepwater discovery in the Gulf of Mexico. The East Breaks 421 #1 well was drilled to a total depth of 7,700 feet in 2,700 feet of water. The well, in which the Company owns a 48 percent working interest, encountered a gross gas pay section from 6,695 feet to 6,805 feet, with high porosity and permeability.

Other deepwater gas discoveries include Mississippi Canyon 278 and 837, in which Samedan owns a 30 percent and a 40 percent working interest, respectively; Garden Banks 240, in which Samedan owns a 100 percent working interest; and Green Canyon 136, in which Samedan owns a 25 percent working interest.

Deepwater oil discoveries include Green Canyon 282, in which Samedan owns a 25 percent working interest, and Viosca Knoll 917/962, in which Samedan owns a 20 percent working interest.

The Mound Point prospect, located offshore Louisiana on State Lease 340, was drilled to 18,704 feet, logging two potential pay sections. Production casing has been run and a completion and testing program is being designed. The Company owns a 25 percent working interest.

Samedan was the successful bidder, alone or with partners, on 33 lease blocks at the Central Gulf of Mexico Outer Continental Shelf Sale 178. The high bids totaled approximately $27.5 million net to the Company's interest. Nineteen of the high bids were on blocks in deepwater and 14 were on blocks located on the shelf. Samedan will be the designated operator on 19 of the blocks.

DOMESTIC ONSHORE. During the fourth quarter of 2001, the Company acquired all of Aspect Energy's interests in 110 wells located along the Texas and Louisiana Gulf Coast. Current production is approximately 1,900 BBLS of oil per day and 57 MMCF of gas per day. We acquired approximately 59 BCFe of reserves along with working capital and hedging positions. Also acquired was a 50 percent interest in Aspect's future drilling prospects in this region. As part of the transaction, the Company paid $107 million in cash, issued $14 million of common stock previously held in treasury and assumed a $40 million note payable.

Key domestic onshore exploration projects in 2001 included the exploitation of the Miogyp Trend in southwest Louisiana. Discoveries in this trend include the Thompson #1, which was tested at a rate of 10 MMCF of gas per day and 52 BBLS of condensate per day, and the McConnell #4, which tested at a rate of 15 MMCF of gas per day and 62 BBLS of condensate per day. Samedan owns a 63 percent and a 20 percent working interest, respectively.

The Runnells #5 in Matagorda County, Texas was completed and tested at a rate of 21 MMCF of gas per day and 710 BBLS of condensate per day. The Runnells #5 is a follow-up to the Runnells #3 discovery. The Company owns a 23 percent working interest in both wells.

ARGENTINA. The Company's wholly-owned subsidiary, Energy Development Corporation (Argentina), Inc., participated with a 13 percent working interest in 70 exploitation wells in the El Tordillo field during 2001. The Company is awaiting government approval on an oil and gas exploration permit of approximately 1.2 million acres. The permit is located in the Cuyo Basin of Mendoza Province in western Argentina. The Company was the successful bidder on an adjacent permit of approximately 1.1 million acres.

CHINA. The Company's wholly-owned subsidiary, Energy Development Corporation (China), Inc., entered into an agreement to acquire a 50 percent working interest in South China Sea blocks 16/02, 16/05 and 26/35. The blocks encompass approximately two million acres in the Pearl River Mouth Basin. The HuizhouSag block 16/02 tested 1,581 BBLS of oil per day and 2 MMCF of natural gas per day.

ECUADOR. EDC Ecuador Ltd. completed the successful testing of a well located offshore Ecuador in the Gulf of Guayaquil block 3. The Amistad #7 is an exploratory well that is part of a four-well work program on the block. The well was drilled from a platform located 30 miles offshore in 134 feet of water. The well tested 19.4 MMCF of gas per day from 172 feet of perforations on a 32/64-inch choke with 3,208 pounds per square inch of flowing tubing pressure at the wellhead. It logged 472 feet of gross sand thickness in the Miocene Age Progreso formation. The Company owns a 100 percent working interest in the field.

The gas will be used to generate electricity from a power generating facility, owned 100 percent by the Company, near the city of Machala. The facility will ultimately be capable of generating 240 megawatts of electricity into the Ecuadorian power grid.

EQUATORIAL GUINEA. The Alba #9 was successfully completed and tested as a major natural gas and condensate well in the Alba field offshore Equatorial Guinea. The well is located 2.4 miles from the nearest producing well in the Alba field, which is located 18 miles offshore, northwest of Bioko Island. The well tested at a rate of 37.5 MMCF of gas per day and 2,400 BBLS of condensate per day from 120 feet of perforations on a one-inch choke at 2,473 pounds per square inch flowing tubing pressure. Estimated proven and probable reserves for the Alba field now total more than 300 MMBBLS of liquid hydrocarbons associated with 1.6 TCF of natural gas. The Company owns a 34 percent working interest in the field.

The Estrella #1, in which the Company owns a 34 percent working interest, was drilled to a depth of 10,324 feet in approximately 200 feet of water 22 miles northwest of Bioko Island. The well flow tested at a combined stabilized rate of 6,780 BBLS of condensate and 47 MMCF of natural gas per day from two intervals between 6,950 feet and 7,200 feet. The well results are currently being evaluated for possible early production. The Alba field "A" platform is located approximately five miles south of the Estrella well. Further drilling to determine the ultimate size of the Estrella accumulation is being evaluated.

The Company's unconsolidated subsidiary, AMCCO, is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. Operating at full capacity, the facility converts approximately 125 MMCF of gas per day into approximately 2,500 metric tons (20,000 BBLS) of methanol per day for commercial markets. During 2001, 12 shipments of methanol were delivered, five to European markets and seven to markets in the United States.

ISRAEL. The Company's wholly-owned subsidiary, Samedan, Mediterranean Sea, and its partners expect to provide approximately 170 MMCF of natural gas per day to Israeli Electric Corporation beginning in early 2004, for use in IEC's power plants. The gas will be produced from the Mari-B and Noa prospects, which had discovery wells drilled in 2000 and 1999, respectively, offshore Israel and production is anticipated to begin in 2004.

NORTH SEA. The Company's wholly-owned subsidiary, EDC (Europe) Limited, received United Kingdom approval for a $50 million development of the Hannay oil field. The Hannay field is located in the UK sector of the North Sea in block 20/5c. The operator has estimated reserves of eight MMBBLS of oil equivalent with a field life of eight years. The Company owns a 15 percent working interest in the field.

Oil production commenced in August from the Hanze field in the North Sea, off the coast of the Netherlands. Production started at a rate of 11,000 BBLS of oil per day in August 2001 and by year-end the block was producing approximately 30,000 BBLS of oil per day. The Company owns a 15 percent working interest in the field which is located in block F2a and is the first offshore oil chalk reservoir ever developed in the Netherlands.

VIETNAM. The Company's wholly-owned subsidiary, Samedan Vietnam Limited, successfully tested a discovery well in the Swan prospect, which is located in block 12W offshore Vietnam. The well, 12W-TN-1X, is located approximately 230 miles southeast of Ho Chi Minh City in the Nam Con Son Basin in 260 feet of water. It was drilled to a total depth of 14,626 feet and tested natural gas at a stabilized flow rate of 20 MMCF of gas per day with 150 BBLS of condensate per day from a perforated interval of 131 feet during a drill stem test at 12,884 feet in the Upper Oligocene Cau formation. Further evaluation, including a 3D seismic survey and a confirmation well, will be needed to determine the commercial significance of the discovery. The Company owns a 60 percent working interest in the 567,000 acre block.

The Lark prospect, located offshore Vietnam in block 12E, was non-commercial.

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

                   NET EXPLORATORY WELLS           NET DEVELOPMENT WELLS
                ---------------------------    ----------------------------
                  PRODUCTIVE(1)  DRY(2)          PRODUCTIVE(1)    DRY(2)
                ---------------------------    ----------------------------
YEAR ENDED
DECEMBER 31,     U.S.  INT'L    U.S.  INT'L     U.S.   INT'L    U.S.  INT'L
---------------------------------------------------------------------------
    2001         4.87    .63   10.79   5.41    68.30   13.67   12.88   1.62
    2000        17.86   3.94   10.59   1.00   101.89    5.99    4.17    .57
    1999         6.97   2.00    6.14    .55    26.10    4.82    2.42    .01

----------
    (1) A productive well is an exploratory or a development well that is not a dry hole.
    (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

At January 31, 2002, Samedan was drilling 6 gross (2.7 net) exploratory wells and 11 gross (4.0 net) development wells. These wells are located onshore in Texas, Colorado, Argentina, and offshore in the Gulf of Mexico, China, Equatorial Guinea and the North Sea. These wells have objectives ranging from approximately 2,600 feet to 16,900 feet. The drilling cost to Samedan of these wells is approximately $21 million if all are dry and approximately $31 million if all are completed as producing wells.

OIL AND GAS WELLS. The number of productive oil and gas wells in which Samedan held an interest as of December 31 follows:

                                       2001(1)(3)             2000(1)(3)            1999(1)(2)(3)
                                  ------------------------------------------------------------------
                                    GROSS         NET       GROSS        NET        GROSS        NET
----------------------------------------------------------------------------------------------------
OIL WELLS
   United States - Onshore        1,364.5       573.6     1,341.5      564.0      1,512.5      683.2
   United States - Offshore         212.5       120.0       210.5      119.2        254.5      128.2
   INTERNATIONAL                    670.0        75.7       604.0       66.2      1,041.0      122.9
----------------------------------------------------------------------------------------------------
TOTAL                             2,247.0       769.3     2,156.0      749.4      2,808.0      934.3
----------------------------------------------------------------------------------------------------

GAS WELLS
   United States - Onshore        1,673.5     1,025.7     1,532.5      947.1      1,435.5      873.9
   United States - Offshore         333.5       143.3       300.5      133.4        406.5      150.4
   INTERNATIONAL                     38.0         8.4        31.0        3.5         27.0        2.5
----------------------------------------------------------------------------------------------------
TOTAL                             2,045.0     1,177.4     1,864.0     1,084.0     1,869.0    1,026.8
----------------------------------------------------------------------------------------------------

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

    (2) During 1999, the Company sold 250 net non-strategic wells.

    (3) One or more completions in the same bore hole are counted as one well in this table.

The following table summarizes multiple completions and non-producing wells as of December 31 for the years shown. Included in wells not producing are productive wells awaiting additional action, pipeline connections or shut-in for various reasons.

                                         2001                     2000                   1999
                                  -------------------------------------------------------------------
                                    GROSS         NET       GROSS         NET       GROSS         NET
-----------------------------------------------------------------------------------------------------
MULTIPLE COMPLETIONS
    Oil                              13.5         6.9        13.5         6.9        14.0         9.2
    Gas                              36.5        14.0        36.5        14.0        49.0        23.2

NOT PRODUCING (SHUT-IN)
    Oil                             391.0       179.2       386.0       177.5       857.0       233.5
    Gas                             100.0        36.3        62.0        20.6        33.0         4.5

At year-end 2001, Samedan had less than two percent of its oil and gas sales volumes committed to long-term supply contracts and had no similar agreements with foreign governments or authorities in which Samedan acts as producer.

Since January 1, 2001, no oil or gas reserve information has been filed with, or included in any report to any federal authority or agency other than the Securities and Exchange Commission and the Energy Information Administration ("EIA"). Samedan files Form 23, including reserve and other information, with the EIA.

AVERAGE SALES PRICE. The following table sets forth, for each of the last three years, the average sales price per unit of oil produced and per unit of natural gas produced, and the average production cost per unit.

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                         2001       2000      1999
-----------------------------------------------------------------------------------------------------
Average sales price per BBL of oil (1):

         United States                                                $   22.88  $   23.75  $   16.37
         International                                                $   21.06  $   26.09  $   16.01

              Combined (2)                                            $   22.16  $   24.37  $   16.29

Average sales price per MCF of natural gas (1):

         United States                                                $    4.24  $    3.90  $    2.30
         International                                                $    1.40  $    2.08  $    1.38

              Combined (3)                                            $    3.94  $    3.77  $    2.23

Average production (lifting) cost per unit of oil and natural gas production, excluding depreciation (MCFe) (4):

         United States                                                $     .66  $     .59  $     .51
         International                                                $     .46  $     .64  $     .49

              Combined                                                $     .60  $     .59  $     .50

----------
    (1) Net production amounts used in this calculation include royalties.

    (2) Reflects a reduction of $2.92 per BBL in 2000 from hedging in the United States.

    (3) Reflects an increase of $.03 per MCF in 2001 from hedging in the United States.

    (4) Oil production is converted to gas equivalents (MCFe) based on one BBL of oil equals six MCF of gas.

    [MAP OF FACILITY]

                NET WORKING
BLOCK           INTEREST (%)
----------------------------
EAST BREAKS
    279              33
    464*             48
    465*             48
    475*            100
    510*             33
    519*            100
    563*            100

GREEN CANYON
     23*             50
     24*             43
     25*             43
     27*             43
     85*             50
    227*             50
    228*             50
    303*             40
    507*             50
    723*            100
    724*            100
    768*            100
    955*              7
    958*             25

WEST CAMERON
    136              40
    392             100
    393             100
    400             100
    419             100
    422              50
    438             100
    443             100
    446             100

MUSTANG ISLAND
    829              80
    830              80
    831             100

VERMILION
    195              25
    207              25
    208              25
    232              50
    278             100
    280              50
    285             100
    293              50
    300              50
    310              50
    353             100
    360              67
    361              67
    365              50
    377             100
    391             100

GARDEN BANKS
     25              50
     35             100
    116             100
    122             100
    154             100
    326*            100
    751*            100
    795*            100
    841*             39

MAIN PASS
    107              25
    109              25
    110              25
    192             100
    293             100

EAST CAMERON
    342              67
    355             100

SOUTH TIMBALIER
     98              50
    156              67
    201             100
    316              40

GALVESTON
  249-L              50
  250-L              50
  274-L              50
  275-L              50
  277-L              50
  340-S              50
  341-S              50

SOUTH MARSH ISLAND
     38             100
     62              67
     63              67
     64              67
     65              67
     70              50
    104             100
    145             100
    167             100
    195              50

MISSISSIPPI CANYON
     26*             75
     70*             75
     71*             75
    123*             75
    159*             75
    524*             50
    583*             50
    595*             24
    602*             75
    639*             24
    661              25
    665*             50
    837*             40
    849*             48
    855*             40
    857*             40
    900*             40
    901*             40
    911*             40
    999*             30
   1000*             30

SHIP SHOAL
     73              50

BRAZOS
  308-L              50
  336-L              50
  337-L              50
    543             100

EWING BANK
    833*             14
    834*             14
    879*             40
    949              97
    993              48
    995              43
    996              43

EUGENE ISLAND
     96              25
     97              25
    109              25
    317              67

HIGH ISLAND
  A-218             100
  A-230             100
  A-426              33
  A-435              33
  A-516             100

VIOSCA KNOLL
     23             100
    344             100
    697              50
    820              50
    864*             35
    908*            100

ATWATER VALLEY
     10*            100
     11*            100
     23*            100
     67*            100
    327*             39
    533*             40

*Located in water deeper than 1,000 feet.

The developed and undeveloped acreage (including both leases and concessions) that Samedan held as of December 31, 2001, is as follows:

                                                      DEVELOPED ACREAGE (1)(2)        UNDEVELOPED ACREAGE (2)(3)(4)
                                                   -----------------------------      -----------------------------
LOCATION                                           GROSS ACRES         NET ACRES      GROSS ACRES         NET ACRES
-------------------------------------------------------------------------------------------------------------------
United States Onshore
    Alabama                                                                                 2,396               506
    California                                           5,170             2,109            4,899             3,712
    Colorado                                            61,678            59,105           20,380            15,599
    Kansas                                              92,281            52,833           17,803            11,907
    Louisiana                                           28,188             8,563           27,590             9,420
    Michigan                                                                                1,876               427
    Mississippi                                            878                34            1,884                51
    Montana                                            172,683           119,113            8,292             2,064
    New Mexico                                           3,117             1,766            1,520               933
    North Dakota                                         1,932             1,554            4,431             2,061
    Oklahoma                                           141,603            54,915           31,869            11,142
    Texas                                               99,348            43,316          154,331            65,984
    Utah                                                 5,160             2,433            1,832             1,556
    Wyoming                                             31,222            18,682           68,525            44,750
-------------------------------------------------------------------------------------------------------------------
     Total United States Onshore                       643,260           364,423          347,628           170,112
-------------------------------------------------------------------------------------------------------------------
United States Offshore (Federal Waters)
    Alabama                                             80,640            39,168           31,363            19,425
    California                                          38,834            12,039           52,364             9,422
    Florida                                                                                11,520             2,304
    Louisiana                                          618,006           261,285          372,160           218,784
    Mississippi                                         22,411            10,141           34,560            14,216
    Texas                                              235,287            98,672          189,007           124,623
-------------------------------------------------------------------------------------------------------------------
     Total United States Offshore (Federal Waters)     995,178           421,305          690,974           388,774
-------------------------------------------------------------------------------------------------------------------
International
    Argentina                                           28,988             3,977        2,398,970         2,326,204
    China                                                7,413             4,225        3,728,198         1,927,547
    Denmark                                                                                80,902            32,361
    Ecuador                                             12,355            12,355          851,771           851,771
    Equatorial Guinea                                   45,203            15,727          266,754            92,808
    Ireland                                                                               263,803           105,521
    Israel                                             123,552            58,142        1,122,053           382,671
    Netherlands                                         70,672            10,601           97,952            39,181
    United Kingdom                                     131,527             4,566          362,520           104,603
    Vietnam                                                                             1,701,812         1,021,087
-------------------------------------------------------------------------------------------------------------------
     Total International                               419,710           109,593       10,874,735         6,883,754
-------------------------------------------------------------------------------------------------------------------

Total                                                2,058,148           895,321       11,913,337         7,442,640
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

    (4) The Argentina acreage includes two concessions totaling 2,314,633 acres subject to final regulatory approval.

ITEM 3.      LEGAL PROCEEDINGS.

The Company has various lawsuits pending but does not believe the outcome of the lawsuits, individually or collectively, will materially impair the Company's financial and operational condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 11, 2002, with respect to the executive officers of the Registrant.


  Name                         Age                                     Position
----------------------------------------------------------------------------------------------------------------
  Charles D. Davidson (1)       52       Chairman of the Board, President, Chief Executive Officer and Director

  Alan R. Bullington (2)        50       Vice President, International

  Robert K. Burleson (3)        44       Vice President, Business Administration and President, Noble Gas
                                         Marketing, Inc.

  Susan M. Cunningham (4)       46       Senior Vice President, Exploration

  Albert D. Hoppe (5)           57       Senior Vice President, General Counsel and Secretary

  James L. McElvany (6)         48       Vice President, Chief Financial Officer, Treasurer and Assistant
                                         Secretary

  Richard A. Peneguy, Jr.  (7)  51       Vice President, Offshore

  William A. Poillion, Jr. (8)  52       Senior Vice President, Production and Drilling

  Ted A. Price (9)              42       Vice President, Onshore

  Kenneth P. Wiley (10)         49       Vice President, Information Systems

----------
    (1) Charles D. Davidson was elected Chairman of the Board on April 24, 2001 and President and Chief Executive Officer of the Company on October 2, 2000. Prior to October 2000, he served as President and Chief Executive Officer of Vastar Resources, Inc. from March 1997 to September 2000 (Chairman from April 2000) and was a Vastar Director from March 1994 to September 2000. From September 1993 to March 1997, he served as a Senior Vice President of Vastar.

    (2) Alan R. Bullington was promoted to Vice President, International of Noble Affiliates, Inc. effective April 24, 2001 and to Vice President and General Manager, International Division of Samedan on January 1, 1998. Prior thereto, he served as Manager-International Operations and Exploration and as Manager-International Operations. Prior to his employment with Samedan in 1990, he held various management positions within the exploration and production division of Texas Eastern Transmission Company.

    3) Robert K. Burleson was appointed Vice President, Business Administration of Noble Affiliates, Inc. on January 29, 2002. Prior thereto, he was promoted to Vice President of Noble Affiliates, Inc. effective April 24, 2001 and has served as President of Noble Gas Marketing, Inc. since June 14, 1995. Prior to June 1995, he served as Vice President-Marketing for Noble Gas Marketing since its inception in 1994. Previous to his employment with the Company, he was employed by Reliant Energy as Director of Business Development for their interstate pipeline, Reliant Gas Transmission.

    (4) Susan M. Cunningham joined Noble Affiliates, Inc. in March 2001 as Senior Vice President, Exploration. Previous to her employment with the Company, she was employed by Texaco as Vice President - Worldwide Exploration. Prior thereto, she held senior exploration management positions with Statoil and Amoco.

    (5) Albert D. Hoppe was elected Senior Vice President, General Counsel and Secretary of Noble Affiliates, Inc. on December 5, 2000. Prior thereto, he served as Vice President, General Counsel and Secretary of Vastar Resources, Inc. from 1994 through 2000.

    (6) James L. McElvany has served as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Noble Affiliates, Inc. since July 1, 1999. Prior to July 1999, he had served as Vice President-Controller since December 1997. Prior thereto, he served as Controller since December 1983.

    (7) Richard A. Peneguy, Jr. was promoted to Vice President, Offshore of Noble Affiliates, Inc. on January 29, 2002. Prior thereto, he was promoted to Vice President of Noble Affiliates, Inc. effective April 24, 2001. Prior to April 2001, he served as Vice President and General Manager, Onshore Division of Samedan since January 1, 2000 and he had served as General Manager, Onshore Division of Samedan since January 1, 1991.

    (8) William A. Poillion, Jr. was promoted to Senior Vice President, Production and Drilling of Noble Affiliates, Inc. on January 1, 1998. Prior thereto, he had served as Vice President-Production and Drilling of Samedan since November 1990. From March 1, 1985 to October 31, 1990, he served as Manager of Offshore Production and Drilling for Samedan.


    (9) Ted A. Price was promoted to Vice President, Onshore of Noble Affiliates, Inc. on January 29, 2002. Prior thereto, he served as Manager of Onshore Exploration since 1999. He had served as Onshore Region Geologist since March 1994 and as a Staff Geologist for Samedan since May 1981.

   (10) Kenneth P. Wiley has served as Vice President, Information Systems of Noble Affiliates, Inc. since July 1998. Prior thereto, he served as Manager-Information Systems for Samedan since November 1994.

The terms of office for the officers of the Registrant continue until their successors are chosen and qualified. No officer or executive officer of the Registrant currently has an employment agreement with the Registrant or any of its subsidiaries, although Mr. Davidson had an employment agreement with the Registrant until February 1, 2002. There are no family relationships between any of the Registrant's officers.

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

                                                              DIVIDENDS
                                        HIGH           LOW    PER SHARE
-------------------------------------------------------------------------
2001
----
   First quarter                  $   51.09     $   39.63      $   .04
   Second quarter                 $   45.20     $   34.26      $   .04
   Third quarter                  $   38.19     $   27.50      $   .04
   Fourth quarter                 $   40.00     $   30.00      $   .04
2000
----
   First quarter                  $   33.63     $   19.19      $   .04
   Second quarter                 $   42.38     $   29.13      $   .04
   Third quarter                  $   41.50     $   28.88      $   .04
   Fourth quarter                 $   48.38     $   34.69      $   .04

TRANSFER AGENT AND REGISTRAR. The transfer agent and registrar for the Common Stock is First Union National Bank, NC1153, 1525 West W. T. Harris Blvd., 3C3, Charlotte, North Carolina 28262-1153.

STOCKHOLDERS' PROFILE. As of December 31, 2001, the number of holders of record of Common Stock was 1,125. The following chart indicates the common stockholders by category.

                                                                SHARES
DECEMBER 31, 2001                                          OUTSTANDING
----------------------------------------------------------------------
Individuals                                                    682,804
Joint accounts                                                  56,176
Fiduciaries                                                    121,177
Institutions                                                 2,513,452
Nominees                                                    53,623,611
Foreign                                                          8,581
----------------------------------------------------------------------
   Total-excluding Treasury Shares                          57,005,801
----------------------------------------------------------------------

SALES OF UNREGISTERED SECURITIES. The Company's unconsolidated subsidiary, AMCCO, is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. On November 10, 1999, AMCCO issued $125 million of 10.875% Series A-1 Senior Secured Notes ("Series A-1 Notes") and $125 million of 8.95% Series A-2 Senior Secured Notes ("Series A-2 Notes") due 2004, which are not included in the Company's balance sheet, to fund the Company's portion of the construction payments. For more information, see "Item 8. Financial Statements and Supplementary Data--Note 9 - Unconsolidated Subsidiary" of this Form 10-K.

On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged.

At the same time the Series A-2 Notes were issued, the Company guaranteed the payment of interest on the Series A-2 Notes and issued, in a private placement pursuant to Section 4(2) of the Securities Act, 125,000 shares of its Series B Mandatorily Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred") to Noble Share Trust, which is a Delaware statutory business trust, in exchange for all of the beneficial ownership interests in the Noble Share Trust.

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

The terms of the Series B Preferred, including dividend and conversion features, would be reset at the time of the remarketing, based on the recommendation of Credit Suisse First Boston, as Remarketing Agent, as to the terms necessary to generate proceeds to repay the Series A-2 Notes. If the Remarketing Agent is not able to complete a registered public offering of the Series B Preferred, it may under certain circumstances conduct a private placement of such stock. If it is impossible for legal reasons to remarket the Series B Preferred, the Company would be obligated to repay the Series A-2 Notes.

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

ITEM 6.      SELECTED FINANCIAL DATA.

                                                                          YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)         2001          2000          1999          1998           1997
-------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
   Revenues                                          $ 1,572,263   $ 1,393,591   $   909,842   $   911,616    $ 1,116,623
   Net cash provided by operating activities             635,772       570,334       343,100       382,010        492,473
   Net income (loss)                                     133,575       191,597        49,461      (164,025)        99,278
PER SHARE DATA
   Basic earnings (loss) per share                   $      2.36   $      3.42   $       .87   $     (2.88)   $      1.75
   Cash dividends                                    $       .16   $       .16   $       .16   $       .16    $       .16
   Year-end stock price                              $     35.29   $     46.00   $     21.44   $     24.63    $     35.25
   Basic weighted average shares outstanding              56,549        55,999        57,005        56,955         56,872
FINANCIAL POSITION (at year end)
   Property, plant and equipment, net:
     Oil and gas mineral interests,
       equipment and facilities                      $ 1,953,211   $ 1,485,123   $ 1,242,370   $ 1,429,667    $ 1,546,426
   Total assets                                        2,479,848     1,879,280     1,420,351     1,686,080      1,852,782
   Long-term obligations:
     Long-term debt, net of current portion              837,177       525,494       445,319       745,143        644,967
   Deferred income taxes                                 176,259       117,048        83,075       106,823        144,083
   Other                                                  75,629        61,639        53,877        52,868         56,425
   Shareholders' equity                                1,010,198       849,682       683,609       642,080        812,989
   Ratio of debt to book capital                             .45           .38           .39           .54            .44
CAPITAL EXPENDITURES
   Oil and gas mineral interests,
     equipment and facilities                        $   765,291   $   502,430   $   121,077   $   445,910    $   320,561
   Methanol and power projects                            95,716        98,737        89,728        25,131
Other                                                      1,932         4,430         1,410         2,733          8,499
-------------------------------------------------------------------------------------------------------------------------
   Total Capital Expenditures                        $   862,939   $   605,597   $   212,215   $   473,774    $   329,060
-------------------------------------------------------------------------------------------------------------------------

For additional information, see "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OPERATING STATISTICS

                                                     YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
                                      2001           2000           1999           1998          1997
------------------------------------------------------------------------------------------------------
GAS
Sales (in millions)           $      592.3    $     549.9     $     359.8    $    441.8    $     499.4
Production (MMCF per day)            422.4          406.3           455.1         566.6          565.4
Average price (per MCF)       $       3.94    $      3.77     $      2.23          2.18    $      2.48

OIL
Sales (in millions)           $      242.6    $     224.2     $     174.9    $    154.3    $     243.6
Production (BBLS per day)           30,661         25,805          30,003        37,217         38,345
Average price (per BBL) $            22.16    $     24.37     $     16.29    $    11.66    $     17.86

Royalty sales (in millions)   $       20.9    $      17.3     $      14.0    $     13.1    $      18.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The use of estimates is necessary in the preparation of the Company's financial statements. The circumstances that make these judgments difficult, subjective and complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The use of estimates and assumptions affects the reported amounts of assets and liabilities. Such estimates and assumptions also affect the disclosure of legal reserves, platform abandonment reserves, oil and gas reserves, income taxes and other contingent assets and liabilities at the date of the financial statements, as well as amounts of revenues and expenses recognized during the reporting period. Of the estimates and assumptions that affect reported results, estimates of the Company's oil and gas reserves are the most significant. Changes in oil and gas reserve estimates impact the Company's calculation of depletion and abandonment expense and is critical in the Company's assessment of asset impairments. Management believes it is necessary to understand the Company's significant accounting policies, "Item 8. Financial Statements and Supplementary Data--Note 1 - Summary of Significant Accounting Policies" of this Form 10-K, in order to understand the Company's financial condition, changes in financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's net cash provided from operations in 2001 was higher than 2000 due to higher natural gas prices during the first half of 2001 and increased oil and gas production volumes.

The oil price received by the Company in 2001 decreased nine percent from 2000 and the natural gas price received by the Company increased five percent in 2001 over the price received in 2000. In 2000, the Company's oil price increased 50 percent and the natural gas price increased 69 percent compared to 1999.

                          CASH PROVIDED FROM OPERATIONS

       [CHART OF CASH PROVIDED FROM OPERATIONS]

       [CHART OF CASH PROVIDED FROM OPERATIONS]

The Company's unconsolidated subsidiary, AMCCO, is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $250 million senior secured notes due 2004, which are not included in the Company's balance sheet at December 31, 2001. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged.

The plant construction started during 1998 and commercial production began on May 2, 2001. The total construction costs of the plant and supporting facilities as of December 31, 2001 were $403 million including various contingencies, with the Company responsible for $201.5 million. AMPCO estimates that an additional $32 million will be incurred to complete various supporting facilities to finalize the project. The Company will be responsible for $16 million in 2002. During 2001, the Company recorded costs of $49 million toward the project.

During 2001, $765 million was spent on acquisition, exploration and development projects, $49 million on the methanol project and $47 million on the Machala power project in Ecuador for total expenditures of $861 million. The 2002 exploration and development budget is approximately $520 million, including $20 million on the Machala power project.

During the fourth quarter of 2001, the Company acquired all of Aspect Energy's interests in 110 wells located along the Texas and Louisiana Gulf Coast. Current production is approximately 1,900 BBLS of oil per day and 57 MMCF of gas per day. We acquired approximately 59 BCFe of reserves along with working capital and hedging positions. Also acquired was a 50 percent interest in Aspect's future drilling prospects in this region. As part of the transaction, the Company paid $107 million in cash, issued $14 million of common stock previously held in treasury and assumed a $40 million note payable.

The Company's current ratio (current assets divided by current liabilities) was ..92:1 at December 31, 2001, compared with .83:1 at December 31, 2000. The increase in the current ratio was primarily due to an increase in cash and short-term investments along with a $43.5 million increase in other current assets primarily composed of various prepaid foreign income taxes, value added taxes and miscellaneous receivables. The Company's cash and short-term investments increased from $23.2 million at December 31, 2000, to $73.2 million at December 31, 2001.

FINANCING

The Company's total long-term debt, net of unamortized discount, at December 31, 2001, was $837 million compared to $525 million at December 31, 2000. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 45 percent at December 31, 2001, compared with 38 percent at December 31, 2000.

The Company's long-term debt, net of current portion, is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, $100 million of 7 1/4% Senior Debentures Due 2097, $11 million on the note obtained in the acquisition and the outstanding balance of $380 million on a $400 million five-year credit facility. Payments of $11 million on the note obtained in the acquisition will be made as follows: 2003, $4 million and 2004, $7 million. The $380 million due on the credit facility that matures November 30, 2006 is the only other amount due on long-term debt during the next five years. There are no scheduled payments prior to maturity. In addition, $19.5 million of the current installment of long-term debt obtained in the acquisition will be repaid during 2002.

The Company had a $300 million credit agreement that exposed the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate was based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. There was an outstanding balance of $250 million on this credit agreement which was repaid on November 30, 2001. At year-end 2000, the Company had $80 million outstanding on this credit facility. For more information, see "Item 8. Financial Statements and Supplementary Data--Note 3 - Debt" of this Form 10-K.

The Company entered into a new $400 million five-year credit agreement on November 30, 2001 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. At December 31, 2001, there was $380 million borrowed against this credit agreement, which has a maturity date of November 30, 2006. For more information, see "Item 8. Financial Statements and Supplementary Data--Note 3 - Debt" of this Form 10-K.

The Company also entered into a new $200 million 364-day credit agreement on November 30, 2001 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At December 31, 2001, there were no amounts outstanding under this credit agreement, which has a maturity date of November 27, 2002 for the revolving commitment and a maturity date of November 27, 2003 for the term commitment which includes any balance remaining after the revolving commitment matures. For more information, see "Item 8. Financial Statements and Supplementary Data--Note 3 - Debt" of this Form 10-K.

The Company had a $25 million short-term note payable outstanding December 31, 2001, which was repaid January 28, 2002. The note was an uncommitted facility with an interest rate of 3.25 percent for the period December 28, 2001 to January 28, 2002.

On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged.

OTHER

The Company has paid quarterly cash dividends of $.04 per share since 1989, and currently anticipates it will continue to pay quarterly dividends of $.04 per share.

The Company's Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company's common stock. Under the original $50 million authorization, the Company repurchased approximately $30 million of common stock in the first quarter of 2000. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company's current cash flow. On September 17, 2001 the Company's Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. During the fourth quarter of 2001, the Board approved a stock repurchase forward program. In January 2002, one of the Company's banks purchased $35 million of the Company's stock or 1,044,454 shares to be settled in early 2003.

The Company has sold a number of non-strategic oil and gas properties over the past three years. Total amounts of oil and gas reserves associated with the 2000 and 1999 dispositions were 1.2 MMBBLS of oil and 4.8 BCF of gas and 5.1 MMBBLS of oil and 34.2 BCF of gas, respectively. There were no significant sales of oil or gas properties in 2001. The Company believes the disposition of non-strategic properties furthers the goal of concentrating its efforts on strategic properties.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Statement established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity as other comprehensive income until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

NET INCOME AND REVENUES

The Company's net income for 2001 was $133.6 million, a decrease of $58 million from 2000. The decrease was due primarily to a $61.2 million increase in dry hole expense, offset by a $3.8 million decrease in abandoned asset expense. The increase in net income for 2000 compared to 1999, is primarily due to significantly higher oil and gas prices, 50 percent and 69 percent, respectively, received during 2000.

NATURAL GAS INFORMATION

Natural gas revenues increased eight percent in 2001, due to a four percent increase in average daily production coupled with a five percent increase in the average price. Gas production increased primarily due to the Aspect acquisition in the fourth quarter of 2001 coupled with the startup of the methanol plant in Equatorial Guinea. Natural gas accounted for 71 percent of the Company's total gas and oil revenues in 2001. Gas sales for 2000 increased 53 percent, due primarily to a 69 percent increase in average gas price offset by an 11 percent decrease in the average daily gas production compared to 1999. The table below depicts daily natural gas production in MMCF by area for the last three years.

                                         2001             2000              1999
--------------------------------------------------------------------------------
Offshore                                264.8            291.3             304.9
Onshore                                 113.6             86.9             116.9
INTERNATIONAL                            44.0             28.1              33.3
--------------------------------------------------------------------------------
TOTAL                                   422.4            406.3             455.1
--------------------------------------------------------------------------------

Natural gas production during 2001 ranged from a low of 372.0 MMCF per day in October, to a high of 437.7 MMCF per day in May.

                        2001 DAILY PRODUCTION BY QUARTER

[CHART OF 2001 DAILY PRODUCTION BY QUARTER]

[CHART OF 2001 DAILY PRODUCTION BY QUARTER]

CRUDE OIL INFORMATION

Crude oil revenues increased eight percent during 2001, due to a 19 percent increase in average daily production. The increase in average daily production for the Company's oil offset a decline of nine percent in the average price received for 2001. Crude oil accounted for 29 percent of the Company's total oil and gas revenues in 2001. Oil sales increased 28 percent and average daily production decreased 14 percent in 2000, compared to 1999.

The table below depicts daily oil production in BBLS by area for the last three years.

                               2001             2000              1999
----------------------------------------------------------------------
Offshore                     11,393           12,077            13,501
Onshore                       7,219            6,942             9,901
International                12,049            6,786             6,601
----------------------------------------------------------------------
Total                        30,661           25,805            30,003
----------------------------------------------------------------------

Crude oil production during 2001 ranged from a low of 27,858 BBLS per day in February, to a high of 35,105 BBLS per day in December.

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

COSTS AND EXPENSES

Oil and gas operations expense, consisting of lease operating expense, workover expenses, production taxes and other related lifting costs increased 10 percent in 2001 from 2000, due to higher daily production volumes and increased four percent in 2000 from 1999. Included in operations expense were workover costs of $15.1 million, $21.1 million and $5.7 million for 2001, 2000 and 1999, respectively. The workovers, which enhanced production during 2001 and 2000, increased operations expense by $.07 and $.10 per MCFe, respectively. Workover costs for 1999 were held to a minimum due to low product prices.

[CHART OF OPERATING EXPENSES]

[CHART OF DD&A EXPENSES]

In 2001, depreciation, depletion and amortization ("DD&A") expense increased 23 percent, compared to 2000. The unit rate of DD&A per BOE was $7.70 in 2001, compared to $6.75 in 2000. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the Company's oil and gas production volumes, which are being amortized in the current and subsequent periods.

The Company provides for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company's best estimate of such costs to be incurred in future years based on information from the Company's engineers. These estimated costs are provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The

Company's accumulated provision for future dismantlement and restoration cost was $80.0 million at December 31, 2001, $79.7 million at December 31, 2000 and $83.0 million at December 31, 1999. Total estimated future dismantlement and restoration costs of $168.2 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves.

Oil and gas exploration expense consists of dry hole expense, undeveloped lease amortization, abandoned assets, seismic and other miscellaneous exploration expense. The table below depicts the exploration expense for the last three years.

(IN THOUSANDS)                                2001             2000              1999
-------------------------------------------------------------------------------------
Dry hole expense                         $  99,684        $  38,463         $  19,204
Undeveloped lease amortization              17,213           16,075             9,645
Abandoned assets                              (415)           3,375             2,483
Seismic                                     15,607           18,738             7,797
Other                                       19,592           11,592             7,655
-------------------------------------------------------------------------------------
   Total Exploration Expense             $ 151,681        $  88,243         $  46,784
-------------------------------------------------------------------------------------

IMPAIRMENT OF OPERATING ASSETS

Developed oil and gas properties and other long-lived assets are periodically assessed to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs this review of recoverability by estimating future cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment is recognized based on the discounted amount of such cash flows. The Company recorded no operating asset impairments during 2001, 2000 or 1999. Individually significant undeveloped oil and gas properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A expenses decreased $3.1 million in 2001 compared to 2000 and $.6 million in 2000 compared to 1999. The decreases reflect the Company's effort to reduce SG&A through efficiencies and other cost reduction measures.

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

The gathering, marketing and processing revenues less expenses for both NGM and NTI are reflected in the table below.

(IN THOUSANDS)                            2001                          2000                          1999
                                ----------------------------- --------------------------  ---------------------------
(AMOUNTS INCLUDE INTER-
COMPANY ELIMINATIONS)                  NTI             NGM           NTI            NGM           NTI             NGM
----------------------------------------------------------------------------------------------------------------------
Revenues                          $ 75,550      $  645,400     $  91,204     $  498,729      $ 62,671      $  275,375
Expenses
   Cost of goods sold               49,191         607,170        63,005        464,600        35,974         237,475
   Transportation                   19,739          27,779        19,455         24,014        19,128          27,816
   General and administrative          199           3,176           190          3,002           180           2,742
----------------------------------------------------------------------------------------------------------------------
   Total Expenses                 $ 69,129      $  638,125     $  82,650     $  491,616      $ 55,282      $  268,033
----------------------------------------------------------------------------------------------------------------------
Gross Margin                      $  6,421      $    7,275     $   8,554     $    7,113      $  7,389      $    7,342
----------------------------------------------------------------------------------------------------------------------

The margins for NGM on a per MMBTU basis were $.035 for 2001, $.027 for 2000 and $.026 for 1999. The increase in NGM's margin on a per MMBTU basis for 2001 compared to 2000, and 2000 compared to 1999, was due primarily to the improvement in gas prices. The margins for NTI on a per BBL basis were $.95 for 2001, $1.28 for

2000 and $.87 for 1999. The decrease in NTI's margin for 2001 compared to 2000 was due primarily to lower crude oil prices. The increase in the 2000 margin compared to 1999 was due to improved crude oil prices coupled with lower transportation costs.

FUTURE TRENDS

The Company expects oil and gas production to increase in 2002 and 2003 compared to 2001. The increase in 2002 will be due primarily to a full year of production from the expansion of the Alba field in Equatorial Guinea and the Hanze field in the North Sea. The increase in 2003 will be due primarily to a full year of production in China and Ecuador.

The Company recently set its 2002 exploration and development budget at approximately $520 million. Such expenditures are planned to be funded through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or borrowings.

On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged.

The Company's total long-term debt at December 31, 2001 was $837 million and the ratio of debt to book capital (defined as the Company's debt plus its equity) was 45 percent. If the $125 million off balance sheet financing were included, the long-term debt would be $962 million with a ratio of debt to book capital of 48 percent.

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

ITEM  7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging instruments and may do so in the future as a means of controlling its exposure to price changes.

On August 16, 2001, the Company (floating price payor) entered into a total of three natural gas costless collar contracts related to its production. The first contract, for the fourth quarter of 2001, for 50,000 MMBTU of gas per day, had a floor price of $3.25 per MMBTU and a ceiling price of $4.60 per MMBTU. The net effect of this fourth quarter 2001 hedge was a $.02 per MCF increase in the average natural gas price for the year 2001. The other two contracts, for calendar year 2002, each for 25,000 MMBTU of gas per day, have a floor price of $3.25 per MMBTU and ceiling prices ranging from $5.05 to $5.10 per MMBTU. These contracts entitle the Company to receive settlement from the counterparty (fixed price payor) on a calendar quarterly basis, in amounts, if any, by which the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is less than the floor price. The Company would pay the counterparty if the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is more than the ceiling price. The amount payable by the floating price payor, if the floating price is above the ceiling price, is the product of the notional quantity per calculation period and the excess, if any, of the floating price over the ceiling price in respect of each calendar quarter. The amount payable by the fixed price payor, if the floating price is below the floor price, is the product of the notional quantity per calculation period and the excess, if any, of the floor price over the floating price in respect of each calendar quarter. Of the 50,000 MMBTU per day of costless collars mentioned in this paragraph, 25,000 MMBTU per day were terminated and, as a result, the Company will recognize an additional $.70 per MMBTU on 25,000 MMBTU per day in 2002.

In addition, the Company has entered into a number of costless collar hedges for 2002 and 2003. For the period January to March 2002, the Company has entered into collars for 25,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. For the period February to March 2002, the Company has entered into collars of 100,000 MMBTU of natural gas production per day with an average floor price of $2.04 per MMBTU and an average ceiling price of $2.54 per MMBTU. For the period April to June 2002, the Company has entered into collars for 30,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. Subsequent to December 31, 2001, the Company entered into collars for April to June 2002, for 50,000 MMBTU of natural gas production per day with an average floor price of $2.00 per MMBTU and an average ceiling price of $3.09 per MMBTU. The collars for April to June with a floor of $2.00 per MMBTU have a knockout price of $1.70 per MMBTU. For the third quarter of 2002, the Company has collars for 35,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. For the fourth quarter of 2002, the Company has collars for 40,000 MMBTU of natural gas production per day with a floor price of $3.00 per MMBTU and a ceiling price of $3.75 per MMBTU.

The Company has collars related to calendar year 2003, for 45,000 MMBTU of natural gas production per day with a floor price of $3.25 per MMBTU and a ceiling price of $4.00 per MMBTU.

The Company purchased collars and swaps related to the Aspect transaction that cover the period October 2001 through March 2004 for 6,337 MMBTU of natural gas production per day and 162 BBLS of oil production per day . Based on the cost of these collars and swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these hedged volumes. The net effect of this fourth quarter 2001 purchased hedge was a $.01 per MCF increase in the average natural gas price for the year 2001.

The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations or financial position, as of the date of adoption. At December 31, 2001, the Company recorded oil and gas hedge receivables of $33.4 million, oil and gas hedge liabilities of $25.4 million and other comprehensive income, net of tax, of $5.1 million related to the Company's hedging contracts. The Company estimates that during the next 12 months, $4.4 million of the $5.1 million stated above, is expected to be reclassified into earnings.

The Company entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price was above the applicable trigger price, then the Company would owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

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

In addition to the premium swap crude oil hedging contracts, the Company entered into crude oil costless collar hedges from January 1, 2000 to April 30, 2000 for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

The net effect of these costless collar hedges was a $.05 per BBL reduction in the average crude oil price realized by the Company in 2000.

During 1999, the Company had no oil or gas hedging transactions for its production.

NGM, from time to time, employs hedging arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as by purchasing an index-based futures contract obligating NGM for delivery of production). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of December 31, 2001, the Company had no material market risk exposure from NGM's hedging activity.

The Company has a $400 million credit agreement that exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. At December 31, 2001, there was $380 million borrowed against this credit agreement, which has a maturity date of November 30, 2006. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. For more information, see "Item 8. Financial Statements and Supplementary Data--Note 3 - Debt" of this Form 10-K.

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

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants................................................................   32

   Consolidated Balance Sheet as of December 31, 2001 and 2000.............................................   33

   Consolidated Statement of Operations for each of the three years in the period ended
     December 31, 2001.....................................................................................   34

   Consolidated Statement of Cash Flows for each of the three years in the period ended
     December 31, 2001.....................................................................................   35

   Consolidated Statement of Shareholders' Equity and Other Comprehensive Income
     for each of the three years in the period ended December 31, 2001.....................................   36

   Notes to Consolidated Financial Statements..............................................................   37

   Supplemental Oil and Gas Information (Unaudited)........................................................   52

   Interim Financial Information (Unaudited)...............................................................   58

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Noble Affiliates, Inc.:

     We have audited the accompanying consolidated balance sheet of Noble Affiliates, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and other comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Affiliates, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
January 24, 2002

CONSOLIDATED BALANCE SHEET
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                                                 DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and short-term investments                                                                   $    73,237         $     23,152
 Accounts receivable - trade                                                                           182,979              235,843
 Oil and gas hedges receivable                                                                          33,424
 Materials and supplies inventories                                                                     10,828                4,645
 Other current assets                                                                                   51,103                7,621
-----------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                              351,571             271,261
-----------------------------------------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Oil and gas mineral interests, equipment and facilities
  (successful efforts method of accounting)                                                          3,929,226            3,213,223
 Other                                                                                                  45,528               43,244
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     3,974,754            3,256,467
 Accumulated depreciation, depletion and amortization                                               (2,021,543)          (1,771,344)
-----------------------------------------------------------------------------------------------------------------------------------
     Total property, plant and equipment, net                                                        1,953,211            1,485,123
-----------------------------------------------------------------------------------------------------------------------------------
 INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                               117,735               74,159
-----------------------------------------------------------------------------------------------------------------------------------
 OTHER ASSETS                                                                                           57,331               48,737
-----------------------------------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                                                     $ 2,479,848         $  1,879,280
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                                                          $   270,091         $    279,379
 Short-term note payable                                                                                25,000
 Current installments of long-term debt                                                                 19,507
 Oil and gas hedges payable                                                                             25,363
 Other current liabilities                                                                              40,624               30,730
 Income taxes - current                                                                                                      15,308
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                             380,585              325,417
-----------------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                                  176,259              117,048
-----------------------------------------------------------------------------------------------------------------------------------
OTHER DEFERRED CREDITS AND NONCURRENT LIABILITIES                                                       75,629               61,639
-----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEPT                                                                                         837,177              525,494
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stoc$1.00; 4,000,000 shares authorized, none issued Common stock -
 par value $3.33 1/3; 100,000,000 shares authorized;
  59,511,323 and 59,002,162 shares issued in 2001 and 2000, respectively                               198,369              196,672
 Capital in excess of par value                                                                        396,104              373,259
 Accumulated other comprehensive income                                                                  5,070
 Retained earnings                                                                                     449,985              325,452
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1,049,528              895,383
 Less common stock in treasury at cost
  (December 31, 2001, 2,505,522 shares and
   December 31, 2000, 2,911,300 shares)                                                                (39,330)             (45,701)
-----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                                    1,010,198              849,682
-----------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 2,479,848         $  1,879,280
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                                 YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                               2001                2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
 Oil and gas sales and royalties                                                $   855,800         $   791,353        $   548,733
 Gathering, marketing and processing                                                721,000             589,933            338,046
 Other income                                                                           538              10,816             23,100
 Income (loss) from investment in unconsolidated subsidiary                          (5,075)              1,489                (37)
-----------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                                                                1,572,263           1,393,591            909,842
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Oil and gas exploration                                                            151,681              88,243             46,784
 Oil and gas operations                                                             133,549             121,866            116,698
 Gathering, marketing and processing                                                708,292             574,266            323,314
 Depreciation, depletion and amortization                                           284,016             230,800            254,515
 Selling, general and administrative                                                 44,164              47,291             47,859
 Interest                                                                            41,904              37,968             48,935
 Interest capitalized                                                               (15,953)             (6,326)            (5,894)
-----------------------------------------------------------------------------------------------------------------------------------
     Total Expenses                                                               1,347,653           1,094,108            832,211
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                                                 224,610             299,483             77,631
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX PROVISION:
 Current                                                                             31,595              74,616             24,508
 Deferred                                                                            59,440              33,270              3,662
-----------------------------------------------------------------------------------------------------------------------------------
     Total Tax Provision                                                             91,035             107,886             28,170
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $   133,575         $   191,597        $    49,461
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                        $      2.36         $      3.42        $       .87
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                      $      2.33         $      3.38        $       .86
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                                               56,549              55,999             57,005
 Diluted                                                                             57,303              56,755             57,349
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                           2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $ 133,575          $ 191,597          $  49,461
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                                            284,016            230,800            254,515
  Dry hole                                                                             99,684             38,463             19,204
  Amortization of undeveloped leasehold costs, net                                     17,213             16,075              9,645
  (Gain) loss on disposal of assets                                                    (2,098)            (3,799)           (12,079)
  Noncurrent deferred income taxes                                                     59,212             33,973            (23,749)
  (Income) loss from unconsolidated subsidiary                                          5,075             (1,489)                37
  Increase (decrease) in other deferred credits                                        13,990              7,762              1,011
  (Increase) decrease in other                                                         (2,224)            (3,747)            (1,295)
 Changes in working capital, not including cash:
  (Increase) decrease in accounts receivable                                           57,973           (137,049)             7,719
  (Increase) decrease in other current assets                                         (64,951)             3,557             16,571
  Increase (decrease) in accounts payable                                             (17,960)           198,871             (4,785)
  Increase (decrease) in other current liabilities                                     52,267             (4,680)            26,845
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             635,772            570,334            343,100
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (738,706)          (536,901)          (142,124)
 Investment in unconsolidated subsidiary                                              (48,651)           (57,045)           (51,962)
 Proceeds from the transfer of our interest
  to unconsolidated subsidiary                                                                                               61,987
 Proceeds from sale of property, plant and equipment                                    1,434             12,608             58,137
 Aspect acquisition                                                                  (107,078)
 Cash obtained in acquisition                                                           9,286
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (883,715)          (581,338)           (73,962)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                                                             16,675             13,717              1,188
 Cash dividends paid                                                                   (9,042)            (8,958)            (9,120)
 Proceeds from bank debt                                                              675,000            137,000
 Repayment of bank debt                                                              (375,000)           (57,000)          (300,000)
 Repayment of notes payable - unconsolidated subsidiary                                                  (23,245)           (38,101)
 Proceeds from notes payable - unconsolidated subsidiary                                                                     60,720
 Repayment of note payable obtained in acquisition                                     (9,605)
 Purchase of treasury stock                                                                              (30,283)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   298,028             31,231           (285,313)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH INVESTMENTS                            50,085             20,227            (16,175)
CASH AND SHORT-TERM CASH INVESTMENTS AT BEGINNING OF YEAR                              23,152              2,925             19,100
------------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM CASH INVESTMENTS AT END OF YEAR                                 $  73,237          $  23,152          $   2,925
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest (net of amount capitalized)                                              $  26,590          $  32,976          $  44,845
  Income taxes                                                                      $  66,131          $  56,890          $  30,000
 Non-cash financing and investing activities:
  Issuance of treasury stock for acquisition                                        $  14,238
  Debt assumed in acquisition                                                       $  40,043

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
OTHER COMPREHENSIVE INCOME
NOBLE AFFILIATES, INC. AND SUBSIDIARIES

                                                                                         ACCUMULATED
                                   OTHER                   CAPITAL IN                          OTHER       TREASURY           TOTAL
                           COMPREHENSIVE       COMMON       EXCESS OF        RETAINED  COMPREHENSIVE          STOCK   SHAREHOLDERS'
(IN THOUSANDS)                    INCOME        STOCK       PAR VALUE        EARNINGS         INCOME        AT COST          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                          $  195,018      $  360,008      $  102,472                    $  (15,418)     $  642,080
                                           ----------------------------------------------------------------------------------------
Net Income                                                                     49,461                                        49,461
Exercise of stock options                         213             975                                                         1,188
Cash dividends
   ($.16 per share)                                                            (9,120)                                       (9,120)
                                           ----------------------------------------------------------------------------------------
DECEMBER 31, 1999                          $  195,231      $  360,983      $  142,813                    $  (15,418)     $  683,609
                                           ----------------------------------------------------------------------------------------
Net Income                                                                    191,597                                       191,597
Purchase of treasury stock                                                                                  (30,283)        (30,283)
Exercise of stock options                       1,441          12,276                                                        13,717
Cash dividends
    ($.16 per share)                                                           (8,958)                                       (8,958)
                                           ----------------------------------------------------------------------------------------
DECEMBER 31, 2000                          $  196,672      $  373,259      $  325,452                    $  (45,701)     $  849,682
                                           ----------------------------------------------------------------------------------------
Net Income                    $  133,575                                      133,575                                       133,575
Hedge derivatives marked
    to market                     5,070                                                        5,070                          5,070
Treasury stock issued
    for acquisition                                             7,867                                         6,371          14,238
Exercise of stock options                       1,697          14,978                                                        16,675
Cash dividends
    ($.16 per share)                                                           (9,042)                                       (9,042)
                              -----------------------------------------------------------------------------------------------------
    Total                     $  138,645
                              ----------
DECEMBER 31, 2001                          $  198,369      $  396,104      $  449,985     $    5,070     $  (39,330)     $1,010,198
                                           ----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLAR AMOUNTS IN TABLES, UNLESS OTHERWISE INDICATED, ARE IN THOUSANDS,
                           EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated accounts include Noble Affiliates, Inc. (the "Company") and the consolidated accounts of its wholly-owned subsidiaries: Noble Gas Marketing, Inc. ("NGM"); Noble Trading, Inc. ("NTI"); NPM, Inc.; and Samedan Oil Corporation ("Samedan"). Effective December 31, 2001, Energy Development Corporation, a previously wholly-owned subsidiary of Samedan, was merged into Samedan. Listed below are consolidated entities at December 31, 2001.

     NOBLE AFFILIATES, INC.
         LaTex Resources Inc.
         Noble Gas Marketing, Inc.
              Noble Gas Pipeline, Inc.
         Noble Trading, Inc.
         NPM, Inc.
         Samedan Oil Corporation
              Samedan North Sea, Inc.
              Samedan of North Africa, Inc.
                  EDC Ireland
                  Samedan International
                      Machalapower Cia. Ltda.
                      Samedan, Mediterranean Sea
                      Samedan Transfer Sub
                  Samedan Vietnam Limited
              Samedan, Mediterranean Sea, Inc.
              Samedan of Tunisia, Inc.
              Samedan Oil of Canada, Inc.
              Samedan Oil of Indonesia, Inc.
              Samedan Pipe Line Corporation
              Samedan Royalty Corporation
              EDC Australia, Ltd.
              EDC Ecuador Ltd.
                  EDC Ecuador Limited
              EDC Portugal Ltd.
              EDC (UK) Limited
                  EDC (Denmark) Inc.
                  EDC (Europe) Limited
                        EDC (ISE) Limited
                        EDC (Oilex) Limited
                        Brabant Oil Limited
              Energy Development Corporation (Argentina), Inc.
              Energy Development Corporation (China), Inc.
              Energy Development Corporation (HIPS), Inc.
              Gasdel Pipeline System Incorporated
              HGC, Inc.
              Producers Service, Inc.

NATURE OF OPERATIONS

The Company is an independent energy company engaged through its subsidiaries in the exploration, development, production and marketing of oil and gas. Samedan operates throughout the major basins in the United States, including the Gulf of Mexico, as well as international operations in Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea and Vietnam. The Company markets its oil and gas production through NGM, NTI and Samedan.

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

PROPERTY, PLANT AND EQUIPMENT

The Company accounts for its oil and gas properties under the successful efforts method of accounting. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing oil and gas properties are amortized to operations by the unit-of-production method based on proved developed oil and gas reserves on a property-by-property basis as estimated by Company engineers. Estimated future restoration and abandonment costs are recorded by charges to depreciation, depletion and amortization ("DD&A") expense over the productive lives of the related properties. The Company has provided $80.0 million for such future costs classified with accumulated DD&A in the December 31, 2001 balance sheet. The total estimated future dismantlement and restoration costs of $168.2 million are included in future production and development costs for purposes of estimating the future net revenues relating to the Company's proved reserves. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

Basic income per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options. The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS components as of December 31:

                                          2001                          2000                          1999
                               ---------------------------   --------------------------   ---------------------------
(IN THOUSANDS                       INCOME          SHARES        INCOME         SHARES        INCOME          SHARES
EXCEPT PER SHARE AMOUNTS)      (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income/shares                 $133,575          56,549      $191,597         55,999       $49,461          57,005
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                    $2.36                        $3.42                         $.87
---------------------------------------------------------------------------------------------------------------------

Net income/shares                 $133,575          56,549      $191,597         55,999       $49,461          57,005
Effect of Dilutive Securities
   Stock options                                       754                          756                           344
---------------------------------------------------------------------------------------------------------------------
Adjusted net income
   and shares                     $133,575          57,303      $191,597         56,755       $49,461          57,349
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                  $2.33                        $3.38                         $.86
---------------------------------------------------------------------------------------------------------------------

REVENUE RECOGNITION AND GAS IMBALANCES

Samedan has gas sales contracts with NGM, whereby Samedan is paid an index price for all gas sold to NGM. NGM records sales, including hedging transactions, as gathering, marketing and processing revenues. NGM records the amount paid to Samedan and third parties as cost of sales in gathering, marketing and processing. All intercompany sales and costs have been eliminated.

The Company follows an entitlements method of accounting for its gas imbalances. Gas imbalances occur when the Company sells more or less gas than its entitled ownership percentage of total gas production. Any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as a receivable. The Company records the noncurrent liability in Other Deferred Credits and Noncurrent Liabilities, and the current liability in Other Current Liabilities. The Company's gas imbalance liabilities were $15.5 million and $14.2 million for 2001 and 2000, respectively. The Company records the noncurrent receivable in Other Assets, and the current receivable in Other Current Assets. The Company's gas imbalance receivables were $20.9 million and $18.5 million for 2001 and 2000, respectively, and are valued at the amount which is expected to be received.

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

On August 16, 2001, the Company (floating price payor) entered into a total of three natural gas costless collar contracts related to its production. The first contract, for the fourth quarter of 2001, for 50,000 MMBTU of gas per day, had a floor price of $3.25 per MMBTU and a ceiling price of $4.60 per MMBTU. The net effect of this fourth quarter 2001 hedge was a $.02 per MCF increase in the average natural gas price for the year 2001. The other two contracts, for calendar year 2002, each for 25,000 MMBTU of gas per day, have a floor price of $3.25 per MMBTU and ceiling prices ranging from $5.05 to $5.10 per MMBTU. These contracts entitle the Company to receive settlement from the counterparty (fixed price payor) on a calendar quarterly basis, in amounts, if any, by which the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is less than the floor price. The Company would pay the counterparty if the average settlement price for the last scheduled NYMEX trading day applicable for each month, per calendar quarter, is more than the ceiling price. The amount payable by the floating price payor, if the floating price is above the ceiling price, is the product of the notional quantity per calculation period and the excess, if any, of the floating price over the ceiling price in respect of each calendar quarter. The amount payable by the fixed price payor, if the floating price is below the floor price, is the product of the notional quantity per calculation period and the excess, if any, of the floor price over the floating price in respect of each calendar quarter. Of the 50,000 MMBTU per day of costless collars mentioned in this paragraph, 25,000 MMBTU per day were terminated and, as a result, the Company will recognize an additional $.70 per MMBTU on 25,000 MMBTU per day in 2002.

In addition, the Company has entered into a number of costless collar hedges for 2002 and 2003. For the period January to March 2002, the Company has entered into collars for 25,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. For the period February to March 2002, the Company has entered into collars of 100,000 MMBTU of natural gas production per day with an average floor price of $2.04 per MMBTU and an average ceiling price of $2.54 per MMBTU. For the period April to June 2002, the Company has entered into collars for 30,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. Subsequent to December 31, 2001, the Company entered into collars for April to June 2002, for 50,000 MMBTU of natural gas production per day with an average floor price of $2.00 per MMBTU and an average ceiling price of $3.09 per MMBTU. The collars for April to June with a floor of $2.00 per MMBTU have a knockout price of $1.70 per MMBTU. For the third quarter of 2002, the Company has collars for 35,000 MMBTU of natural gas production per day with a floor price of $2.75 per MMBTU and a ceiling price of $3.50 per MMBTU. For the fourth quarter of 2002, the Company has collars for 40,000 MMBTU of natural gas production per day with a floor price of $3.00 per MMBTU and a ceiling price of $3.75 per MMBTU.

The Company has collars related to calendar year 2003, for 45,000 MMBTU of natural gas production per day with a floor price of $3.25 per MMBTU and a ceiling price of $4.00 per MMBTU.

The Company purchased collars and swaps related to the Aspect transaction that cover the period October 2001 through March 2004 for 6,337 MMBTU of natural gas production per day and 162 BBLS of oil production per day.

Based on the cost of these collars and swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these hedged volumes. The net effect of this fourth quarter 2001 purchased hedge was a $.01 per MCF increase in the average natural gas price for the year 2001.

The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations or financial position, as of the date of adoption. At December 31, 2001, the Company recorded oil and gas hedge receivables of $33.4 million, oil and gas hedge liabilities of $25.4 million and other comprehensive income, net of tax, of $5.1 million related to the Company's hedging contracts. The Company estimates that during the next 12 months, $4.4 million of the $5.1 million stated above, is expected to be reclassified into earnings.

The Company entered into three crude oil premium swap contracts related to its production for calendar year 2000. Two of the contracts provided for payments based on daily NYMEX settlement prices. These contracts related to 2,500 BBLS per day and 2,000 BBLS per day and had trigger prices of $21.73 per BBL and $22.45 per BBL, respectively, and both had knockout prices of $17.00 per BBL. These two contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the settlement price for each NYMEX trading day was less than the trigger price, provided the NYMEX price was also greater than the $17.00 per BBL knockout price. If a daily settlement price was $17.00 per BBL or less, then neither party had any liability to the other for that day. If a daily settlement price was above the applicable trigger price, then the Company would owe the counterparty for the excess of the settlement price over the trigger price for that day. Payment was made monthly under each of these contracts, in an amount equal to the net amount due to either party based on the sum of the daily amounts determined as described in this paragraph for that month.

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

In addition to the premium swap crude oil hedging contracts, the Company entered into crude oil costless collar hedges from January 1, 2000 to April 30, 2000 for volumes of 2,000 BBLS per day. These costless collars had a floor price ranging from $21.53 per BBL to $23.27 per BBL and a cap price ranging from $25.83 per BBL to $27.31 per BBL. These costless collar contracts entitled the Company to receive settlements from the counterparties in amounts, if any, by which the monthly average settlement price for each NYMEX trading day during a contract month was less than the floor price. If the monthly average settlement price was above the applicable cap price, then the Company would owe the counterparties for the excess of the monthly average settlement price over the applicable cap price. If the monthly average settlement price fell between the applicable floor and cap price, then neither party would have any liability to the other party for that month. Payment, if any, was made monthly under each of the contracts in an amount equal to the net amount due either party based on the volumes per day multiplied by the difference between the NYMEX average price and the cap, if the NYMEX average price exceeded the cap price, or if the NYMEX average price was less than the floor price, then the volumes per day multiplied by the difference between the floor price and the NYMEX average price.

The net effect of these costless collar hedges was a $.05 per BBL reduction in the average crude oil price realized by the Company in 2000.

During 1999, the Company had no oil or gas hedging transactions for its production.

In addition to the hedging arrangements pertaining to the Company's production as described above, NGM employs various hedging arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility. During 2001, NGM had hedging transactions with broker-dealers that ranged from 1,157,000 MMBTU to 1,388,000 MMBTU of gas per day. At December 31, 2001, NGM had in place hedges ranging from approximately 20,000 MMBTU to 1,439,000 MMBTU of gas per day for January 2002 to May 2006 for future physical transactions.

In 2000, NGM had hedging transactions with broker-dealers that ranged from 423,000 MMBTU to 1,023,000 MMBTU of gas per day. During 1999, NGM had hedging transactions with broker-dealers that ranged from 146,000 MMBTU to 815,000 MMBTU of gas per day. NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

SELF-INSURANCE

The Company self-insures the medical and dental coverage provided to certain of its employees, certain workers' compensation and the first $250,000 of its general liability coverage.

A provision for self-insured claims is recorded when sufficient information is available to reasonably estimate the amount of the loss.

UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). The Company accounted for its interest in AMCCO through 2001 using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. The Company participated with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) in the construction of a methanol plant in Equatorial Guinea. For more information, see "Note 9 - Unconsolidated Subsidiary" of this Form 10-K.

RECLASSIFICATION

Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2001 presentation.

RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Statement established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met wherein gains and losses are reflected in shareholders' equity as other comprehensive income until the hedged item is recognized. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations or financial position, as of the date of adoption. At December 31, 2001, the Company recorded oil and gas hedge receivables of $33.4 million, oil and gas hedge liabilities of $25.4 million and other comprehensive income, net of tax, of $5.1 million related to the Company's hedging contracts.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company has not quantified the impact of adopting SFAS No. 143, but plans to adopt the statement by January 1, 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset. The Company adopted the statement January 1, 2002 with no material impact on the Company's results of operations or financial position.

NOTE 2 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, for each of the years are as follows:

                                                                   2001                              2000
                                                      ----------------------------       ---------------------------
                                                        CARRYING              FAIR         CARRYING            FAIR
(IN THOUSANDS)                                            AMOUNT             VALUE           AMOUNT           VALUE
--------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                       $   73,237        $   73,237       $   23,152      $   23,152
Long-term debt                                        $  837,177        $  852,033       $  525,494      $  539,375


NOTE 3 - DEBT

A summary of debt at December 31 follows:

(IN THOUSANDS)                                                                                 2001             2000
--------------------------------------------------------------------------------------------------------------------
$400 million Credit Agreement                                                            $  380,000       $
$300 million Credit Agreement                                                                                 80,000
Note obtained in acquisition                                                                 31,015
7 1/4% Notes Due 2023                                                                       100,000          100,000
8% Senior Notes Due 2027                                                                    250,000          250,000
7 1/4% SENIOR DEBENTURES DUE 2097                                                           100,000          100,000
--------------------------------------------------------------------------------------------------------------------
Outstanding Debt                                                                            861,015          530,000
--------------------------------------------------------------------------------------------------------------------
Less:  unamortized discount                                                                   4,331            4,506
       Current Installment of Long-term Debt Obtained in Acquisition                         19,507
--------------------------------------------------------------------------------------------------------------------
Long-term Debt                                                                           $  837,177       $  525,494
--------------------------------------------------------------------------------------------------------------------

The Company's total long-term debt, net of unamortized discount, at December 31, 2001, was $837 million compared to $525 million at December 31, 2000. The ratio of debt to book capital (defined as the Company's debt plus its equity) was 45 percent at December 31, 2001, compared with 38 percent at December 31, 2000.

The Company's long-term debt, net of current portion, is comprised of: $100 million of 7 1/4% Notes Due 2023, $250 million of 8% Senior Notes Due 2027, $100 million of 7 1/4% Senior Debentures Due 2097, $11 million on the note obtained in the acquisition and the outstanding balance of $380 million on a $400 million five-year credit facility. Payments of $11 million on the note obtained in the acquisition will be made as follows: 2003, $4 million and 2004, $7 million. The $380 million due on the credit facility that matures November 30, 2006 is the only other amount due on long-term debt during the next five years. There are no scheduled payments prior to maturity. In addition, $19.5 million of the current installment of the long-term debt obtained in the acquisition will be repaid during 2002.

The Company had a $300 million credit agreement that exposed the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate was based upon a Eurodollar rate plus a range of 17.5 to 50 basis points. There was an outstanding balance of $250 million on this credit agreement which was repaid on November 30, 2001. At year-end 2000, the Company had $80 million outstanding on this credit facility.

The Company entered into a new $400 million five-year credit agreement on November 30, 2001 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. At December 31, 2001, there was $380 million borrowed against this credit agreement, which has a maturity date of November 30, 2006.

The Company also entered into a new $200 million 364-day credit agreement on November 30, 2001 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At December 31, 2001, there were no amounts outstanding under this credit agreement, which has a maturity date of November 27, 2002 for the revolving commitment and a maturity date of November 27, 2003 for the term commitment which includes any balance remaining after the revolving commitment matures.

The Company had a $25 million short-term note payable outstanding December 31, 2001, which was repaid January 28, 2002. The note was an uncommitted facility with an interest rate of 3.25 percent for the period December 28, 2001 to January 28, 2002.

NOTE 4 - INCOME TAXES

The following table details the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31:

(AMOUNTS EXPRESSED IN PERCENTAGES)                                           2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
Statutory rate (benefit)                                                     35.0             35.0              35.0
Effect of:
   State taxes, net of federal benefit                                         .3               .3
   Difference between U.S. and foreign rates                                  4.9               .2               3.1
   OTHER, NET                                                                  .4               .5              (1.8)
---------------------------------------------------------------------------------------------------------------------
Effective Rate                                                               40.6             36.0              36.3
---------------------------------------------------------------------------------------------------------------------

The net current deferred tax asset (liability) in the following table is classified as Other Current Assets in the Consolidated Balance Sheet. The tax effects of temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were:

(IN THOUSANDS)                                                                               2001               2000
---------------------------------------------------------------------------------------------------------------------
U.S. and State Current Deferred Tax Assets (Liabilities):
   Accrued expenses                                                                    $       15         $    1,061
   Deferred income                                                                            626               (186)
   Allowance for doubtful accounts                                                            226                225
   Mark to market - hedging contracts                                                      (2,730)
   OTHER                                                                                      (17)               (21)
---------------------------------------------------------------------------------------------------------------------
   Net Current Deferred Tax Asset (Liability)                                              (1,880)             1,079
---------------------------------------------------------------------------------------------------------------------
U.S. and State Non-current Deferred Tax Assets (Liabilities):
   Property, plant and equipment, principally due to
    differences in depreciation, amortization, lease
    impairment and abandonments                                                          (177,382)          (121,799)
   Accrued expenses                                                                         7,125              9,309
   Deferred income                                                                          6,029              3,303
   Allowance for doubtful accounts                                                          5,767              5,779
   Foreign and state income tax accruals                                                   11,627              9,579
   OTHER                                                                                    2,244              2,962
---------------------------------------------------------------------------------------------------------------------
   Net non-current deferred asset (liability)                                            (144,590)           (90,867)
---------------------------------------------------------------------------------------------------------------------
   U.S. and state net deferred tax asset (liability)                                     (146,470)           (89,788)
---------------------------------------------------------------------------------------------------------------------
Foreign Deferred Tax Assets (Liabilities):
   Property, plant and equipment of
    FOREIGN OPERATIONS                                                                    (31,669)           (26,181)
---------------------------------------------------------------------------------------------------------------------
   Deferred tax liability                                                                 (31,669)           (26,181)
---------------------------------------------------------------------------------------------------------------------
Total net deferred tax liability                                                       $ (178,139)        $ (115,969)
---------------------------------------------------------------------------------------------------------------------

The components of income from operations before income taxes as of December 31 for each year are as follows:

(IN THOUSANDS)                                                               2001            2000               1999
---------------------------------------------------------------------------------------------------------------------
Domestic                                                                 $241,479        $268,489            $83,439
Foreign                                                                   (16,869)         30,994             (5,808)
---------------------------------------------------------------------------------------------------------------------
TOtal                                                                    $224,610        $299,483            $77,631
---------------------------------------------------------------------------------------------------------------------

The income tax provision (benefit) relating to operations consists of the following for the years ended December 31:

(IN THOUSANDS)                                                               2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
U.S. current                                                            $  24,743        $  65,358         $  18,963
U.S. deferred                                                              53,591           32,311             7,150
State current                                                                 651              917               313
State deferred                                                                360              334              (313)
Foreign current                                                             6,200            8,341             5,232
Foreign deferred                                                            5,490              625            (3,175)
---------------------------------------------------------------------------------------------------------------------
Total                                                                   $  91,035        $ 107,886         $  28,170
---------------------------------------------------------------------------------------------------------------------

Note 5 - Common Stock, Stock Options and Stockholder Rights

The Company has two stock option plans, the 1992 Stock Option and Restricted Stock Plan ("1992 Plan") and the 1988 Non-Employee Director Stock Option Plan ("1988 Plan"). The Company accounts for these plans under APB Opinion No. 25.

Under the Company's 1992 Plan, the Board of Directors may grant stock options and award restricted stock. No restricted stock has been issued under the 1992 Plan. Since the adoption of the 1992 Plan, stock options have been issued at the market price on the date of grant. The earliest the granted options may be exercised is over a three year period at the rate of 33 1/3% each year commencing on the first anniversary of the grant date. The options expire ten years from the grant date. The 1992 Plan was amended in 2000, by a vote of the shareholders, to increase the maximum number of shares of common stock that may be issued under the 1992 Plan to 6,500,000 shares. At December 31, 2001, the Company had reserved 5,384,498 shares of common stock for issuance, including 1,732,030 shares available for grant, under its 1992 Plan.

The Company's 1988 Plan allows stock options to be issued to certain non-employee directors at the market price on the date of grant. The options may be exercised one year after issue and expire ten years from the grant date. The 1988 Plan provides for the grant of options to purchase a maximum of 550,000 shares of the Company's authorized but unissued common stock. The 1988 Plan was amended at the shareholders' annual meeting on April 24, 2001 to provide for the granting of a consistent number of stock options to each non-employee director annually (10,000 stock options for the first year of service and 5,000 stock options for each year thereafter) and to change the annual grant date to February 1, commencing February 1, 2002. At December 31, 2001, the Company had reserved 335,857 shares of common stock for issuance, including 139,786 shares available for grant, under its 1988 Plan.

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

                                                                                     NUMBER                OPTION
                                                                                    OF SHARES            PRICE RANGE
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1998                                                       2,817,242          $ 13.38-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             810,895          $ 20.06-$27.50
  Exercised                                                                           (64,055)         $ 13.38-$24.25
  CANCELED                                                                            (85,812)         $ 20.06-$40.38
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1999                                                       3,478,270          $ 13.50-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             774,343          $ 20.06-$38.88
  Exercised                                                                          (432,199)         $ 13.50-$40.38
  CANCELED                                                                           (109,404)         $ 20.06-$40.38
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 2000                                                       3,711,010          $ 13.50-$40.38
---------------------------------------------------------------------------------------------------------------------
  Granted                                                                             723,400          $ 34.79-$43.21
  Exercised                                                                          (509,161)         $ 13.50-$40.38
  CANCELED                                                                            (81,267)         $ 20.06-$43.21
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 2001                                                       3,843,982          $ 15.00-$43.21
---------------------------------------------------------------------------------------------------------------------

EXERCISABLE AT DECEMBER 31, 2001                                                    2,530,285          $ 15.00-$40.38
---------------------------------------------------------------------------------------------------------------------

Fair value estimates are based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively, as follows:

(AMOUNTS EXPRESSED IN PERCENTAGES)                                            2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
Interest rate                                                                 5.46             6.25              5.50
Dividend yield                                                                 .40              .40               .40
Expected volatility                                                          38.19            51.67             42.95
Expected life                                                                 9.64             9.71              8.80

The weighted average fair value of options granted using the Black-Scholes option pricing model for 2001, 2000 and 1999, respectively, is as follows:

                                                                              2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
Black-Scholes model weighted average fair value
   option price                                                             $23.86           $16.66            $10.01


The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. The table below sets forth the Company's net income and earnings per share for each of the years ended December 31, as reported and on a pro forma basis as if the compensation cost of stock options had been determined utilizing fair values.

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       2001             2000             1999
---------------------------------------------------------------------------------------------------------------------
Net Income:
   As Reported                                                           $ 133,575         $191,597       $   49,461
   Pro Forma                                                             $ 126,037         $183,427       $   41,176
Basic Earnings Per Share:
   As Reported                                                           $    2.36         $   3.42       $      .87
   Pro Forma                                                             $    2.23         $   3.28       $      .72
Diluted Earnings Per Share:
   As Reported                                                           $    2.33         $   3.38       $      .86
   Pro Forma                                                             $    2.20         $   3.23       $      .72

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

The Company sponsors other plans for the benefit of its employees and retirees. These plans include health care and life insurance benefits. The following table reflects the required disclosures on our pension and other postretirement benefit plans at December 31:

                                                           PENSION BENEFITS                     OTHER BENEFITS
                                                          ----------------------             ----------------------
(IN THOUSANDS)                                            2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $  76,623         $  64,194        $   2,718         $   2,738
Adjustment for contributions paid in 2000                  (54)
Service cost                                             3,790             3,566              220               231
Interest cost                                            6,218             5,525              193               187
Plan participants' contributions                                                               71                42
Actuarial (gain) loss                                    6,882             6,423             (333)             (328)
BENEFIT PAID                                            (3,872)           (3,085)            (181)             (152)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation at year end                       $  89,587         $  76,623        $   2,688         $   2,718
--------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $  55,487         $  59,168        $                 $
Actual return on plan assets                            (1,541)             (992)
Employer contribution                                    3,497               396              180               152
Benefit paid                                            (3,873)           (3,085)            (180)             (152)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan at end of year                    $  53,570         $  55,487        $                 $
--------------------------------------------------------------------------------------------------------------------
Fund status                                          $ (36,017)        $ (21,136)       $  (2,688)        $  (2,718)
Unrecognized net actuarial loss (gain)                   6,826            (6,560)            (304)               19
Unrecognized prior service cost                          2,451             2,743             (274)             (304)
UNRECOGNIZED NET TRANSITION OBLIGATION (ASSETS)          1,191             1,214
--------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit costs                      $ (25,549)        $ (23,739)       $  (3,266)        $  (3,003)
--------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $   3,790         $   3,567        $     220         $     231
Interest cost                                            6,218             5,525              193               188
Expected return on plan assets                          (4,899)           (4,666)
Transition (assets) obligation recognition                  24                24
Amortization of prior service cost                         292               291              (30)              (30)
RECOGNIZED NET ACTUARIAL LOSS                              (66)             (347)             (10)              (11)
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $   5,359         $   4,394        $     373         $     378
--------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate                                             7.25%             8.00%            7.25%             8.00%
Expected return on plan assets                            8.50%             8.50%
Rate of compensation increase                             4.75%             5.50%            5.50%             5.50%

The following table reflects the aggregate pension obligation components for the defined benefit pension plan and the restoration benefit plan, which are aggregated in the previous tables, at December 31:

                                                              DEFINED BENEFIT                      RESTORATION
                                                               PENSION PLAN                       BENEFIT PLAN
                                                          ----------------------             ----------------------
(IN THOUSANDS)                                            2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------------
AGGREGATED PENSION BENEFITS
Aggregate fair value of plan assets                  $  53,570         $  55,487        $                 $
Aggregate accumulated benefit obligation                73,868            61,902           15,719            14,721
--------------------------------------------------------------------------------------------------------------------
Fund status of net periodic
   Benefit assets (obligation)                       $ (20,298)        $  (6,415)       $ (15,719)        $ (14,721)
--------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following results:

                                                                           1-PERCENTAGE-              1-PERCENTAGE-
(IN THOUSANDS)                                                            POINT INCREASE             POINT DECREASE
-------------------------------------------------------------------------------------------------------------------
Total service and interest cost components                                   $   455                    $  376
Total postretirement benefit obligation                                      $ 2,940                    $2,469

EMPLOYEE SAVINGS PLAN ("ESP")

The Company has an ESP which is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant's contribution not to exceed six percent of the employee's base compensation. The following table indicates the Company's contribution for the years ended December 31:

(IN THOUSANDS)                                                              2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Employers' plan contribution                                              $1,805           $1,858            $1,823

NOTE 7 - ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Included in accounts receivable-trade is an allowance for doubtful accounts at December 31:

(IN THOUSANDS)                                                                               2001              2000
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                                        $      638        $      645

Other current assets include the following at December 31:

(IN THOUSANDS)                                                                               2001              2000
-------------------------------------------------------------------------------------------------------------------
Deferred tax asset (liability)                                                         $   (1,880)       $    1,079
Prepaid federal income taxes                                                           $   66,131        $   56,890

Other current liabilities include the following at December 31:

(IN THOUSANDS)                                                                               2001              2000
-------------------------------------------------------------------------------------------------------------------
Gas imbalance liabilities                                                              $    1,593        $    1,348
Accrued interest payable                                                               $   10,692        $   11,949
Louisiana workers compensation                                                         $    6,433        $    5,387

Oil and gas operations expense included the following for the years ended December 31:

(IN THOUSANDS)                                                              2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Lease operating expense                                               $  114,116       $   93,948        $  107,289
Workover expense                                                          15,094           21,124             5,708
Production taxes                                                           8,829           10,264             6,679
OTHER                                                                     (4,490)          (3,470)           (2,978)
--------------------------------------------------------------------------------------------------------------------
   Total operations expense                                           $  133,549       $  121,866        $  116,698
--------------------------------------------------------------------------------------------------------------------

Oil and gas exploration expense included the following for the years ended December 31:

(IN THOUSANDS)                                                              2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Dry hole expense                                                       $  99,684        $  38,463         $  19,204
Undeveloped lease amortization                                            17,213           16,075             9,645
Abandoned assets                                                            (415)           3,375             2,483
Seismic                                                                   15,607           18,738             7,797
OTHER                                                                     19,592           11,592             7,655
-------------------------------------------------------------------------------------------------------------------
   Total exploration expense                                           $ 151,681        $  88,243         $  46,784
-------------------------------------------------------------------------------------------------------------------

During the past three years, there was no purchaser that accounted for more than ten percent of total oil and gas sales and royalties.

NOTE 8 - ASPECT ACQUISITION

 During the fourth quarter of 2001, the Company acquired all of Aspect Energy's interests in 110 wells located along the Texas and Louisiana Gulf Coast. Current production is approximately 1,900 BBLS of oil per day and 57 MMCF of gas per day. We acquired approximately 59 BCFe of reserves along with working capital and hedging positions. Also acquired was a 50 percent interest in Aspect's future drilling prospects in this region. As part of the transaction, the Company paid $107 million in cash, issued $14 million of common stock previously held in treasury and assumed a $40 million note payable.

NOTE 9 - UNCONSOLIDATED SUBSIDIARY

The Company has an unconsolidated subsidiary, Atlantic Methanol Capital Company ("AMCCO"), a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). The Company accounted for its interest in AMCCO through 2001 using the equity method within the Company's wholly-owned subsidiary, Samedan of North Africa, Inc. The Company participated with a 50 percent expense interest (45 percent ownership net of a five percent government carried interest) in the construction of a methanol plant in Equatorial Guinea. The total construction costs of the plant and supporting facilities as of December 31, 2001 were $403 million including various contingencies, with the Company responsible for $201.5 million. AMPCO estimates that an additional $32 million will be incurred to complete various supporting facilities to finalize the project. The Company will be responsible for $16 million in 2002. The plant is designed to produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. At this level of production, the plant would use approximately 125 MMCF of gas per day from the 34 percent owned Alba field as feedstock. Reserve estimates indicate the Alba field can deliver sufficient gas for the plant to operate 30 years. The methanol plant was completed and on line in the second quarter of 2001. During 1999, AMCCO issued $250 million senior secured notes due 2004 that are not included in the Company's balance sheet. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company will consolidate the results of AMCCO, thereby including the $125 million Series A-2 Notes in the Company's balance sheet. The terms of the $125 million Series A-2 Notes remain unchanged.

The following are summarized financial statements for AMCCO as of December 31:

CONSOLIDATED BALANCE SHEET (Unaudited)
ATLANTIC METHANOL CAPITAL COMPANY

(IN THOUSANDS)                                                                               2001                2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
    Current assets                                                                     $   86,213          $   45,676
    Non-current assets                                                                    432,431             392,272
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $  518,644          $  437,948
---------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY

    Current liabilities                                                                $   14,892          $    1,197
    Non-current liabilities                                                               272,406             250,000
    Minority interest                                                                      41,210              36,556
    Members' equity                                                                       190,136             150,195
---------------------------------------------------------------------------------------------------------------------
Total Liabilities, Minority Interest and Members' Equity                               $  518,644          $  437,948
---------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
ATLANTIC METHANOL CAPITAL COMPANY

(IN THOUSANDS)                                                           2001                2000                1999
---------------------------------------------------------------------------------------------------------------------
REVENUE
    Methanol sales                                                  $  43,343          $                   $
    Other income                                                        5,346               4,389               2,524
---------------------------------------------------------------------------------------------------------------------
Total Revenue                                                       $  48,689          $    4,389          $    2,524
    Less cost of goods sold                                           (28,548)
---------------------------------------------------------------------------------------------------------------------
Gross Margin                                                        $  20,141          $    4,389          $    2,524
---------------------------------------------------------------------------------------------------------------------

EXPENSES

    DD&A                                                            $   8,427          $                   $
    Other expenses                                                      4,363
    Interest (net of amount capitalized)                               19,069               1,005               1,640
    ADMINISTRATIVE                                                        317                  86
---------------------------------------------------------------------------------------------------------------------
Total Expenses                                                      $  32,176          $    1,091          $    1,640
---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                        $ (12,035)         $    3,298          $      884
---------------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEMS (1)                                             $  24,776          $                   $
---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                   $ (36,811)         $    3,298          $      884
---------------------------------------------------------------------------------------------------------------------

    (1) During the year, a prepayment penalty was recorded in connection with the early retirement of Series A-1 Secured Notes in 2002. The charge for the extraordinary item has been allocated to the Company's partner in AMCCO. Therefore, the Company has not recognized anything related to this loss in its financial statements.

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

                                                               NATURAL GAS AND CASINGHEAD GAS (MMCF)
-----------------------------------------------------------------------------------------------------------------------
                                         UNITED                          EQUATORIAL                NORTH
PROVED RESERVES AS OF:                   STATES   ARGENTINA     ECUADOR      GUINEA     ISRAEL       SEA         TOTAL
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2001                        752,387        4,544      87,500     383,292    218,154    28,752     1,474,629
Revisions of previous estimates        (46,886)          36                  (2,550)   159,847    (1,583)      108,864
Extensions, discoveries and
   other additions                     129,172          371                  66,410                            195,953
Production                            (134,507)        (603)                 (8,938)              (6,508)     (150,556)
Sale of minerals in place                 (246)                                                                   (246)
Purchase of minerals in place           51,363                                                                  51,363
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001                      751,283        4,348      87,500     438,214    378,001    20,661     1,680,007
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2000                        759,781        5,221      87,500     384,102               26,452     1,263,056
Revisions of previous estimates         (7,022)          44                     131                7,864         1,017
Extensions, discoveries and

   other additions                     135,844                                         218,154     3,101       357,099
Production                            (136,010)        (721)                   (941)              (8,665)     (146,337)
Sale of minerals in place               (4,840)                                                                 (4,840)
Purchase of minerals in place            4,634                                                                   4,634
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                      752,387        4,544      87,500     383,292    218,154    28,752     1,474,629
-----------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1999                        873,222        5,386                 321,642               39,056     1,239,306
Revisions of previous estimates        (15,700)         482                  63,478               (2,392)       45,868
Extensions, discoveries and

   other additions                      87,293                   87,500                              192       174,985
Production                            (150,871)        (647)                 (1,018)             (10,404)     (162,940)
Sale of minerals in place              (34,165)                                                                (34,165)
Purchase of minerals in place                2                                                                       2
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                      759,781        5,221      87,500     384,102               26,452     1,263,056
-----------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED GAS RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
   January 1, 2002                     721,926        3,996                 438,213               20,662     1,184,797
   January 1, 2001                     690,301        4,544                 383,292               25,652     1,103,789
   January 1, 2000                     703,166        5,221                  11,687               26,452       746,526
   January 1, 1999                     818,787        5,386                  12,862               39,056       876,091

PROVED OIL RESERVES (Unaudited)

The following reserve schedule was developed by the Company's reserve engineers and sets forth the changes in estimated quantities of proved oil reserves of the Company during each of the three years presented.

                                                           CRUDE OIL  AND CONDENSATE (BBLS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------
                                          UNITED                                EQUATORIAL         NORTH
PROVED RESERVES AS OF:                    STATES      ARGENTINA       CHINA         GUINEA           SEA          TOTAL
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2001                           69,700          9,437       9,768         47,446        12,418        148,769
Revisions of previous estimates              324             (6)                      (272)          407            453
Extensions, discoveries and
   other additions                         7,453          1,846                     34,303                       43,602
Production                                (7,363)        (1,000)                    (1,687)       (1,711)       (11,761)
Sale of minerals in place                    (37)                                                                   (37)
Purchase of minerals in place              1,595                                                                  1,595
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001                         71,672         10,277       9,768         79,790        11,114        182,621
------------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 2000                           65,523         10,285       9,768         30,684         5,786        122,046
Revisions of previous estimates           (1,493)            68                        185          (366)        (1,606)
Extensions, discoveries and
   other additions                        12,788                                    17,491         5,731         36,010
Production                                (7,309)          (916)                      (914)         (654)        (9,793)
Sale of minerals in place                   (935)                                                   (229)        (1,164)
Purchase of minerals in place              1,126                                                   2,150          3,276
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                         69,700          9,437       9,768         47,446        12,418        148,769
------------------------------------------------------------------------------------------------------------------------

PROVED RESERVES AS OF:
-----------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1999                           77,306         11,128                     22,001         6,146        116,581
Revisions of previous estimates           (1,394)           (24)                     9,617           (57)         8,142
Extensions, discoveries and
   other additions                         3,687                      9,768                          354         13,809
Production                                (8,952)          (819)                      (934)         (657)       (11,362)
Sale of minerals in place                 (5,125)                                                                (5,125)
Purchase of minerals in place                  1                                                                      1
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                         65,523         10,285       9,768         30,684         5,786        122,046
------------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED OIL RESERVES AS OF:
------------------------------------------------------------------------------------------------------------------------
   January 1, 2002                        64,534          8,866       9,768         61,897        11,114        156,179
   January 1, 2001                        58,903          9,437       9,768         47,446         5,728        131,282
   January 1, 2000                        60,618         10,285       9,768         14,743         3,986         99,400
   January 1, 1999                        72,949         11,128                     11,425         4,346         99,848

----------
PROVED RESERVES. Proved reserves are estimated quantities of crude oil, natural gas, natural gas liquids and condensate liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

PROVED DEVELOPED RESERVES. Proved developed reserves are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods.

OIL AND GAS OPERATIONS (Unaudited)

Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities, are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                      UNITED                            EQUATORIAL       NORTH     OTHER
DECEMBER 31, 2001                     STATES     ARGENTINA     ECUADOR      GUINEA         SEA     INT'L        TOTAL
----------------------------------------------------------------------------------------------------------------------
Revenues                           $ 742,909     $  19,999      $        $  38,841   $  54,051 $           $  855,800
Production costs                     146,254         7,574                   5,381       8,774       104      168,087
Exploration expenses                  86,619           168                      39      33,224    16,858      136,908
DD&A and valuation provision         266,805         8,547          79       3,830      18,171       435      297,867
----------------------------------------------------------------------------------------------------------------------
Income (loss)                        243,231         3,710         (79)     29,591      (6,118)  (17,397)     252,938
Income tax expense (benefit)          85,498         2,277         (27)     14,429      (2,721)   (2,950)      96,506
----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   COSTS)                          $ 157,733     $   1,433      $  (52)  $  15,162   $  (3,397)$ (14,447)  $  156,432
----------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
Revenues                           $ 705,270     $  25,298      $        $  25,501   $  35,284 $           $  791,353
Production costs                     129,359         6,952                   5,010       5,962                147,283
Exploration expenses                  78,955           179          (4)        121       2,739     2,575       84,565
DD&A and valuation provision         222,161         7,796          47       1,355      12,231       449      244,039
----------------------------------------------------------------------------------------------------------------------
Income (loss)                        274,795        10,371         (43)     19,015      14,352    (3,024)     315,466
Income tax expense (benefit)          96,675         6,048         (15)      8,978       4,316    (1,000)     115,002
----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   COSTS)                          $ 178,120     $   4,323      $  (28)  $  10,037   $  10,036 $  (2,024)  $  200,464
----------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
Revenues                           $ 493,718     $  14,302      $        $  16,036   $  24,677 $           $  548,733
Production costs                     125,803         4,640                   3,183       7,106                140,732
Exploration expenses                  45,461           542         130         196       4,270     2,779       53,378
DD&A and valuation provision         231,157         6,401          16       3,212      19,687       849      261,322
----------------------------------------------------------------------------------------------------------------------
Income (loss)                         91,297         2,719        (146)      9,445      (6,386)   (3,628)      93,301
Income tax expense (benefit)          31,646         1,651                   4,428        (733)   (1,094)      35,898
----------------------------------------------------------------------------------------------------------------------
Result of operations from pro-
   ducing activities (excluding
   corporate overhead and interest
   costs)                          $  59,651     $   1,068      $ (146)  $   5,017   $  (5,653)$  (2,534)  $   57,403
----------------------------------------------------------------------------------------------------------------------

COSTS INCURRED IN OIL AND GAS ACTIVITIES (Unaudited)

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities for each of the years are shown below. Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                   UNITED                EQUATORIAL                    NORTH       OTHER
DECEMBER 31, 2001                  STATES      ECUADOR       GUINEA       ISRAEL         SEA       INT'L        TOTAL
---------------------------------------------------------------------------------------------------------------------
Property acquisition costs
   Proved                      $   91,251     $            $           $           $   6,318   $           $   97,569
   Unproved                        76,808                                              2,167       2,310       81,285
---------------------------------------------------------------------------------------------------------------------
Total                          $  168,059     $            $           $           $   8,485   $   2,310   $  178,854
---------------------------------------------------------------------------------------------------------------------
Exploration costs              $  134,247     $  1,402     $  4,003    $     131   $  34,766   $  17,831   $  192,380
---------------------------------------------------------------------------------------------------------------------
Development costs              $  279,297     $ 48,335     $ 10,364    $  11,163   $  17,338   $  27,575   $  394,072
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
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
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------
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
---------------------------------------------------------------------------------------------------------------------
Total                          $    7,349     $            $           $           $           $     620   $    7,969
---------------------------------------------------------------------------------------------------------------------
Exploration costs              $   43,999     $    130     $    123    $           $   3,229   $   7,722   $   55,203
---------------------------------------------------------------------------------------------------------------------
Development costs              $   48,042     $  2,569     $  1,748    $           $   4,972   $   4,863   $   62,194
---------------------------------------------------------------------------------------------------------------------

AGGREGATE CAPITALIZED COSTS (Unaudited)

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 are shown below:

                                                        2001                                    2000
                                     --------------------------------------  ----------------------------------------
(IN THOUSANDS)                             U. S.       INT'L         TOTAL          U. S.       INT'L          TOTAL
---------------------------------------------------------------------------------------------------------------------
Unproved oil and gas properties     $    142,232  $   14,041  $    156,273   $     80,750   $  69,462  $     150,212
Proved oil and gas properties          3,007,757     757,885     3,765,642      2,598,115     464,896      3,063,011
---------------------------------------------------------------------------------------------------------------------
                                       3,149,989     771,926     3,921,915      2,678,865     534,358      3,213,223
Accumulated DD&A                      (1,855,352)   (138,425)   (1,993,777)    (1,637,659)   (107,534)    (1,745,193)
------------------------------------------------------------------------------------------------------ --------------
Net capitalized costs               $  1,294,637  $  633,501  $  1,928,138   $  1,041,206   $ 426,824   $  1,468,030
---------------------------------------------------------------------------------------------------------------------

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Unaudited)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2001, 2000 and 1999 in accordance with SFAS No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.


                                         UNITED               EQUATORIAL                 NORTH      OTHER
DECEMBER 31, 2001                        STATES     ECUADOR       GUINEA    ISRAEL         SEA      INT'L       TOTAL
---------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS)
Future cash inflows                    $  3,399      $  264     $  1,576    $  900      $  281     $  317   $   6,737
Future production and
    development costs                     1,618         103          381       150          84        168       2,504
Future income tax expenses                  437          26          598       193          49         24       1,327
---------------------------------------------------------------------------------------------------------------------
Future net cash flows                     1,344         135          597       557         148        125       2,906
10% annual discount for
    estimated timing of cash flows          562          56          406       364          25         65       1,478
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
    discounted future net
    cash flows                         $    782      $   79     $    191    $  193      $  123     $   60   $   1,428
---------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
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
---------------------------------------------------------------------------------------------------------------------
Standardized measure of
    discounted future net
    cash flows                         $    937      $  116     $    276    $           $   45     $  119   $   1,493
---------------------------------------------------------------------------------------------------------------------

Construction of AMPCO's methanol plant was completed in the second quarter of 2001. The future net cash inflows for 2001, 2000 and 1999 do not include cash flows relating to the Company's anticipated future methanol sales. For more information regarding the methanol plant, see "Item 1. Business--Unconsolidated Subsidiary," "Item 2. Properties--Oil and Gas" and "Item 8. Financial Statements and Supplementary Data--Note 9 - Unconsolidated Subsidiary" of this Form 10-K.

Future cash inflows are estimated by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves, with consideration given to the effect of existing hedging contracts, if any.

The year-end NYMEX West Texas intermediate crude oil price utilized in the computation of future cash inflows was $19.84 per BBL, which was adjusted by differentials applied on a property-by-property basis to yield a weighted average price of $17.39 per BBL. The West Texas intermediate crude oil price, as of February 22, 2002, was $21.07 per BBL, an increase of $1.23 per BBL compared to year-end 2001. The Company estimates that a $1.00 per BBL change in the average oil price from the year-end price would change discounted future net cash flows before income taxes by approximately $79 million.

The year-end NYMEX natural gas price utilized in the computation of future cash inflows was $2.57 per MCF, which was adjusted by differentials applied on a property-by-property basis to yield a weighted average price of $2.45 per MCF. As of February 22, 2002, NYMEX natural gas prices had decreased approximately $.12 per MCF to $2.45 per MCF compared with the year-end price. The Company estimates that a $.10 per MCF change in the average gas price from the year-end price would change discounted future net cash flows before income taxes by approximately $70 million.

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

At December 31, 2001, the Company had estimated gas imbalance receivables of $20.9 million and estimated gas imbalance liabilities of $15.5 million; at year-end 2000, $18.5 million in receivables and $14.2 million in liabilities; and at year-end 1999, $17.9 million in receivables and $12.0 million in liabilities. Neither the gas imbalance receivables nor gas imbalance liabilities have been included in the standardized measure of discounted future net cash flows as of each of the three years ended December 31, 2001, 2000 and 1999.

SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS (Unaudited)

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, as required by Financial Accounting Standards Board's SFAS No. 69, at year end are shown below.

(IN MILLIONS)                                                               2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the beginning
   of the year                                                          $  4,074         $  1,493          $    982
Extensions, discoveries and improved
   recovery, less related costs                                              448            1,462               410
Revisions of previous quantity estimates                                     114              (20)               89
Changes in estimated future
   development costs                                                        (128)             (52)             (202)
Purchases (sales) of minerals in place                                       108               69               (58)
Net changes in prices and production costs                                (3,376)           2,448               673
Accretion of discount                                                        564              185               102
Sales of oil and gas produced, net of
   production costs                                                         (713)            (662)             (425)
Development costs incurred during
   the period                                                                220              172                21
Net change in income taxes                                                   908           (1,207)             (317)
Change in timing of estimated future
   production, and other                                                    (791)             186               218
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted
   future net cash flows at the end
   of the year                                                          $  1,428         $  4,074          $  1,493
--------------------------------------------------------------------------------------------------------------------

INTERIM FINANCIAL INFORMATION (Unaudited)

Interim financial information for the years ended December 31, 2001 and 2000 is as follows:

                                                                              QUARTER ENDED
                                                      --------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               MAR. 31,          JUNE 30,        SEPT. 30,          DEC. 31,
-------------------------------------------------------------------------------------------------------------------
2001
Revenues                                            $  559,967        $  413,992       $  302,964        $  299,876
Gross profit (loss) from operations                 $  174,185        $   88,320       $   13,073        $  (19,447)
Net income (loss)                                   $  105,910        $   51,334       $    3,808        $  (27,476)
Basic earnings (loss) per share                     $     1.88        $      .91       $      .07        $     (.48)
Diluted earnings (loss) per share                   $     1.84        $      .89       $      .07        $     (.48)
2000
Revenues                                            $  268,872        $  301,777       $  357,353        $  453,284
Gross profit from operations                        $   49,444        $   68,025       $   97,489        $  103,399
Net income                                          $   26,880        $   36,861       $   57,217        $   70,640
Basic earnings per share                            $      .48        $      .66       $     1.02        $     1.26
Diluted earnings per share                          $      .47        $      .65       $     1.01        $     1.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" in the Registrant's proxy statement for the 2002 annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's proxy statement for the 2002 annual meeting of stockholders sets forth certain information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" in the Registrant's proxy statement for the 2002 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant, and except for the report of the Compensation, Benefits and Stock Option Committee of the Board of Directors and the information therein under "Executive Compensation--Performance Graph" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Registrant's proxy statement for the 2002 annual meeting of stockholders set forth certain information with respect to the ownership of the Registrant's common stock and are incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions" in the Registrant's proxy statement for the 2002 annual meeting of stockholders sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

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

      (b)     The Registrant made no filings on Form 8-K during 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBLE AFFILIATES, INC.

Date: March 11, 2002                    BY: /s/ James L. McElvany,
                                        --------------------------------------
                                        James L. McElvany,
                                        Vice President, Finance and Treasurer

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

Signature                                          Capacity in which signed                       Date
---------                                          ------------------------                       ----

/s/ Charles D. Davidson                            Chairman of the Board, President,         March 11, 2002
------------------------------------
Charles D. Davidson                                Chief Executive Officer and Director
                                                   (Principal Executive Officer)

/s/ James L. McElvany                              Vice President, Finance and Treasurer     March 11, 2002
------------------------------------
James L. McElvany                                  (Principal Financial and Accounting
                                                   Officer)

/s/ Alan A. Baker                                  Director                                  March 11, 2002
------------------------------------
Alan A. Baker

/s/ Michael A. Cawley                              Director                                  March 11, 2002
------------------------------------
Michael A. Cawley

/s/ Edward F. Cox                                  Director                                  March 11, 2002
------------------------------------
Edward F. Cox

/s/ James C. Day                                   Director                                  March 11, 2002
------------------------------------
James C. Day

/s/ Dale P. Jones                                  Director                                  March 11, 2002
------------------------------------
Dale P. Jones

/s/ T. Don Stacy                                   Director                                  March 11, 2002
------------------------------------
T. Don Stacy

                                INDEX TO EXHIBITS

Exhibit
Number                             Exhibit **
------                             ----------
  3.1    --      Certificate of Incorporation, as amended, of the
                 Registrant as currently in effect (filed as Exhibit 3.2 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1987 and incorporated herein by reference).

  3.2    --      Certificate of Designations of Series A Junior Participating
                 Preferred Stock of the Registrant dated August 27, 1997 (filed
                 Exhibit A of Exhibit 4.1 to the Registrant's Registration
                 Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

  3.3    --      Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and
                 incorporated herein by reference).

  3.4    --      Certificate of Designations of Series B Mandatorily Convertible
                 Preferred Stock of the Registrant dated November 9, 1999
                 (filed as Exhibit 3.4 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

  4.1    --      Indenture dated as of October 14, 1993 between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Registrant's 7 1/4% Notes Due 2023, including form of the
                 Registrant's 7 1/4% Notes Due 2023 (filed as Exhibit 4.1 to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

  4.2    --      Indenture relating to Senior Debt Securities dated as of April
                 1, 1997 between the Registrant and U.S. Trust Company of Texas,
                 N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1997 and incorporated herein by reference).

  4.3    --      First Indenture Supplement relating to $250 million of the
                 Registrant's 8% Senior Notes Due 2027 dated as of April 1, 1997 between the Registrant and U.S. Trust Company of Texas, N.A.,
                 as Trustee (filed as Exhibit 4.2 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

  4.4    --      Second Indenture Supplement, between the Company and U.S. Trust
                 Company of Texas, N.A. as trustee, relating to $100 million of the Registrant's 7 1/4% Senior Debentures Due 2097 dated as of
                 August 1, 1997 (filed as Exhibit 4.1 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1997 and incorporated herein by reference).

  4.5    --      Rights Agreement, dated as of August 27, 1997, between the
                 Registrant and Liberty Bank and Trust Company of Oklahoma City,
                 N.A., as Right's Agent (filed as Exhibit 4.1 to the
                 Registrant's Registration Statement on Form 8-A filed on August
                 28, 1997 and incorporated herein by reference).

  4.6    --      Amendment No. 1 to Rights Agreement dated as of December 8,
                 1998, between the Registrant and Bank One Trust Company, as successor Rights Agent to Liberty Bank and Trust Company of
                 Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's
                 Registration Statement on Form 8-A/A (Amendment No. 1) filed on
                 December 14, 1998 and incorporated herein by reference).

 10.1*   --      Samedan Oil Corporation Bonus Plan, as amended and restated on
                 September 24, 1996 (filed as Exhibit 10.1 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1996 and incorporated herein by reference).

 10.2*   --      Restoration of Retirement Income Plan for certain participants in the Noble Affiliates Retirement Plan dated September 21,
                 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994 and incorporated herein by reference).

Exhibit
Number                               Exhibit **
------                               ----------
 10.3 *   --     Noble Affiliates Thrift Restoration Plan dated May 9, 1994
                 (filed as Exhibit 10.6 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994 and
                 incorporated herein by reference).

 10.4*   --      Noble Affiliates Restoration Trust dated September 21, 1994, effective as of October 1, 1994 (filed as Exhibit 10.7 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

 10.5*   --      Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                 Plan, as amended and restated, dated November 2, 1992 (filed as
                 Exhibit 4.1 to the Registrant's Registration Statement on Form
                 S-8 (Registration No. 33-54084) and incorporated herein by reference).

 10.6*   --      1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                 (Registration No. 2-81590) and incorporated herein by
                 reference).

 10.7*   --      Amendment No. 1 to the 1982 Stock Option Plan of the Registrant
                 (filed as Exhibit 4.2 to the Registrant's Registration
                 Statement on Form S-8 (Registration No. 2-81590) and
                 incorporated herein by reference).

 10.8*   --      Amendment No. 2 to the 1982 Stock Option Plan of the Registrant
                 (filed as Exhibit 10.11 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.9*   --      1988 Nonqualified Stock Option Plan for Non-Employee Directors
                 of the Registrant, as amended and restated, effective as of
                 April 24, 2001.

10.10*   --      Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers
                 (filed as Exhibit 10.18 to the Registrant's Annual Report of
                 Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.11    --      Guaranty of the Registrant dated October 28, 1982, guaranteeing certain obligations of Samedan (filed as Exhibit 10.12 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1993 and incorporated herein by reference).

10.12    --      Stock Purchase Agreement dated as of July 1, 1996, between
                 Samedan Oil Corporation and Enterprise Diversified Holdings
                 Incorporated (filed as Exhibit 2.1 to the Registrant's Current
                 Report on Form 8-K (Date of Event: July 31, 1996) dated August
                 13, 1996 and incorporated herein by reference).

10.13*   --      Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock
                 Plan, as amended and restated on December 10, 1996, subject to the approval of stockholders (filed as Exhibit 10.21 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996 and incorporated herein by reference).

10.14    --      Amended and Restated Credit Agreement dated as of December 24,
                 1997 among the Registrant, as borrower, and Union Bank of
                 Switzerland, Houston agency, as the agent for the lender, and
                 NationsBank of Texas, N.A. and Texas Commerce Bank National
                 Association, as managing agents, and Bank of Montreal, CIBC
                 Inc., The First National Bank of Chicago, Royal Bank of Canada,
                 and Societe Generale, Southwest agency, as co-agents, and
                 certain commercial lending institutions, as lenders (filed as
                 Exhibit 10.20 to the Registrant's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

Exhibit
Number                                               Exhibit **
------                                               -------
10.15    --      Noble Preferred Stock Remarketing and Registration Rights
                 Agreement dated as of November 10, 1999 by and among the
                 Registrant, Noble Share Trust, The Chase Manhattan Bank, and
                 Donaldson, Lufkin & Jenrette Securities Corporation (filed as
                 Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1999 and incorporated herein by reference).

10.16*   --      Employment Agreement effective as of October 2, 2000 between
                 Noble Affiliates, Inc. and Charles D. Davidson (filed as
                 Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 2000 and incorporated herein by reference).

10.17*   --      Letter agreement dated February 1, 2002 between the Registrant and Charles D. Davidson, terminating Mr. Davidson's employment agreement and entering into the attached Change of Control
                 Agreement.

10.18*   --      Form of Change of Control Agreement entered into between the
                 Registrant and each of the Registrant's officers, with schedule setting forth differences in Change of Control Agreements.

10.19    --      Five-year Credit Agreement dated as of November 30, 2001 among the Registrant, as borrower, and JPMorgan Chase Bank, as the administrative agent for the lenders, and Societe Generale, as the syndication agent for the lenders, Mizuho Financial Group,
                 Credit Lyonnais, New York Branch, The Royal Bank of Scotland
                 PLC, and Deutsche Bank Ag New York Branch, as co-documentation agents, and certain commercial lending institutions, as
                 lenders.

10.20    --      364-day Credit Agreement dated as of November 30, 2001 among the Registrant, as borrower, and JPMorgan Chase Bank, as the administrative agent for the lenders, and Societe Generale, as the syndication agent for the lenders, Mizuho Financial Group,
                 Credit Lyonnais, New York Branch, The Royal Bank of Scotland
                 PLC, and Deutsche Bank Ag New York Branch, as co-documentation agents, and certain commercial lending institutions, as
                 lenders.

21       --      Subsidiaries.

23       --      Consent of Arthur Andersen LLP.

99       --      Company's letter to SEC re: Arthur Andersen LLP assurances.

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

         ** Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Vice
             President-Finance and Treasurer, Noble Affiliates, Inc., 350 Glenborough Drive, Suite 100, Houston, Texas 77067.

DIRECTORS

CHARLES D. DAVIDSON
CHAIRMAN OF THE BOARD, PRESIDENT AND
CHIEF EXECUTIVE OFFICER,
NOBLE AFFILIATES, INC.

ALAN A. BAKER
CONSULTANT AND FORMER CHAIRMAN AND
CHIEF EXECUTIVE OFFICER,
HALLIBURTON ENERGY SERVICES

MICHAEL A. CAWLEY
TRUSTEE, PRESIDENT AND CHIEF EXECUTIVE OFFICER,
THE SAMUEL ROBERTS NOBLE FOUNDATION, INC.

EDWARD F. COX
PARTNER, LAW FIRM OF
PATTERSON, BELKNAP, WEBB AND TYLER LLP

JAMES C. DAY
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER,
NOBLE DRILLING CORPORATION

DALE P. JONES
CONSULTANT AND FORMER VICE CHAIRMAN AND
PRESIDENT, HALLIBURTON COMPANY

BRUCE A. SMITH
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER,
TESORO PETROLEUM CORPORATION

T. DON STACY
FORMER CHAIRMAN AND
PRESIDENT, AMOCO EURASIA PETROLEUM CO.

DIRECTOR EMERITUS

GEORGE J. MCLEOD

EXECUTIVE OFFICERS

CHARLES D. DAVIDSON
CHAIRMAN OF THE BOARD, PRESIDENT,
CHIEF EXECUTIVE OFFICER AND DIRECTOR
NOBLE AFFILIATES, INC.

ALAN R. BULLINGTON
VICE PRESIDENT, INTERNATIONAL,
NOBLE AFFILIATES, INC.

ROBERT K. BURLESON
VICE PRESIDENT, BUSINESS ADMINISTRATION,
NOBLE AFFILIATES, INC. AND PRESIDENT,
NOBLE GAS MARKETING, INC.

SUSAN M. CUNNINGHAM
SENIOR VICE PRESIDENT, EXPLORATION,
NOBLE AFFILIATES, INC.

ALBERT D. HOPPE
SENIOR VICE PRESIDENT, GENERAL COUNSEL
AND SECRETARY,
NOBLE AFFILIATES, INC.

JAMES L. MCELVANY
VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
TREASURER AND ASSISTANT SECRETARY,
NOBLE AFFILIATES, INC.

RICHARD A. PENEGUY, JR.
VICE PRESIDENT, OFFSHORE,
NOBLE AFFILIATES, INC.

WILLIAM A. POILLION, Jr.
SENIOR VICE PRESIDENT, PRODUCTION AND DRILLING,
NOBLE AFFILIATES, INC.

TED A. PRICE
VICE PRESIDENT, ONSHORE,
NOBLE AFFILIATES, INC.

KENNETH P. WILEY
VICE PRESIDENT, INFORMATION SYSTEMS,
NOBLE AFFILIATES, INC.

CORPORATE AND SUBSIDIARY OFFICES
NOBLE AFFILIATES, INC.

CORPORATE HEADQUARTERS
350 GLENBOROUGH DRIVE
SUITE 100
HOUSTON, TEXAS 77067
(281) 872-3100

INVESTOR RELATIONS
WILLIAM R. MCKOWN III
ASSISTANT TREASURER
(281) 872-3100
INVESTOR_RELATIONS@NOBLEAFF.COM
WWW.NOBLEAFF.COM

SUBSIDIARY HEADQUARTERS

SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 100
HOUSTON, TEXAS 77067

NOBLE GAS MARKETING, INC.
350 GLENBOROUGH DRIVE
SUITE 180
HOUSTON, TEXAS 77067

NOBLE TRADING, INC.
350 GLENBOROUGH DRIVE
SUITE 180
HOUSTON, TEXAS 77067

OPERATIONAL OFFICES

DOMESTIC OFFSHORE
SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 240
HOUSTON, TEXAS 77067

DOMESTIC ONSHORE
SAMEDAN OIL CORPORATION
12600 NORTHBOROUGH DRIVE
SUITE 250
HOUSTON, TEXAS 77067

INTERNATIONAL
SAMEDAN OIL CORPORATION
350 GLENBOROUGH DRIVE
SUITE 300
HOUSTON, TEXAS 77067

INDEPENDENT PUBLIC ACCOUNTANTS
ARTHUR ANDERSEN LLP
OKLAHOMA CITY, OKLAHOMA

TRANSFER AGENT AND REGISTRAR
FIRST UNION NATIONAL BANK
NC1153
1525 WEST W. T. HARRIS BLVD., 3C3
CHARLOTTE, NORTH CAROLINA 28262-1153
(704) 427-6349
RHONDA.WHITLEY@FIRSTUNION.COM

COMMON STOCK LISTED
NEW YORK STOCK EXCHANGE
SYMBOL - NBL

-------------------------------------------------------------------------------
ANNUAL MEETING
The Annual Meeting of Stockholders of Noble Affiliates, Inc. will be held on Tuesday, April 23, 2002, at 9:30 a.m. at the Wyndham Greenspoint Hotel located at 12400 Greenspoint Drive in Houston, Texas. All stockholders are cordially invited to attend.

FORM 10-K
The Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, is included in this report. Additional copies are available without charge upon request by writing to the Chief Financial Officer, Noble Affiliates, Inc., 350 Glenborough Drive, Suite 100, Houston, Texas 77067, via the Company's Internet website: http://www.nobleaff.com, or via the Securities and Exchange Commission's Internet website: http://www.sec.gov.

-------------------------------------------------------------------------------