Form 10-Q
period 2002-03-31
NOBLE ENERGY INC
filed 2002-05-10
CIK 72207

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                         Commission file number: 0-7062


                               NOBLE ENERGY, INC.
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

                             NOBLE AFFILIATES, INC.
                           (Registrant's former name)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

  Number of shares of common stock outstanding as of April 30, 2002: 57,074,485

================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       NOBLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                           (Unaudited)
                                                            March 31,     December 31,
                                                              2002            2001
                                                          ------------    ------------
ASSETS
Current Assets:
   Cash and short-term investments ....................   $     33,314    $     73,237
   Accounts receivable-trade ..........................        211,681         182,979
   Oil and gas price risk management receivable .......         10,901          33,424
   Materials and supplies inventories .................          9,457          10,828
   Other current assets ...............................         34,934          51,103
                                                          ------------    ------------
     Total Current Assets .............................        300,287         351,571
                                                          ------------    ------------
Property, Plant and Equipment, at cost ................      4,016,366       3,974,754
   Less: accumulated depreciation,
             depletion and amortization ...............     (2,026,428)     (2,021,543)
                                                          ------------    ------------
     Total property, plant and equipment, net .........      1,989,938       1,953,211
                                                          ------------    ------------
Investment in Unconsolidated Subsidiary ...............        244,167         117,735
                                                          ------------    ------------
Other Assets ..........................................         61,089          57,331
                                                          ------------    ------------

       Total Assets ...................................   $  2,595,481    $  2,479,848
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade .............................   $    262,111    $    270,091
   Short-term note payable ............................                         25,000
   Current installments of long-term debt .............         51,203          19,507
   Oil and gas price risk management payable ..........          7,096          25,363
   Other current liabilities ..........................         39,644          40,624
                                                          ------------    ------------
     Total Current Liabilities ........................        360,054         380,585
                                                          ------------    ------------
Deferred Income Taxes .................................        174,699         176,259
                                                          ------------    ------------
Other Deferred Credits and Noncurrent Liabilities .....         89,737          75,629
                                                          ------------    ------------
Long-term Debt ........................................        979,765         837,177
                                                          ------------    ------------

Shareholders' Equity:
   Common stock .......................................        198,472         198,369
   Capital in excess of par value .....................        397,256         396,104
   Retained earnings ..................................        432,609         449,985
   Accumulated other comprehensive income .............          2,219           5,070
                                                          ------------    ------------
                                                             1,030,556       1,049,528
Less Common Stock in Treasury
   (at cost, 2,505,522 shares) ........................        (39,330)        (39,330)
                                                          ------------    ------------

     Total Shareholders' Equity .......................        991,226       1,010,198
                                                          ------------    ------------

       Total Liabilities and Shareholders' Equity .....   $  2,595,481    $  2,479,848
                                                          ============    ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       NOBLE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                              2002                2001
                                                          ------------        ------------

REVENUES:
    Oil and gas sales and royalties ...................   $    146,072        $    316,346
    Gathering, marketing and processing ...............        168,996             243,621
    Income (loss) from unconsolidated subsidiary ......           (425)                297
    Other income ......................................          3,007                 751
                                                          ------------        ------------

                                                               317,650             561,015
                                                          ------------        ------------


COSTS AND EXPENSES:
    Oil and gas operations ............................         37,148              33,893
    Oil and gas exploration ...........................         36,405              38,514
    Gathering, marketing and processing ...............        167,300             240,030
    Depreciation, depletion and amortization ..........         75,502              64,243
    Selling, general and administrative ...............         11,323              11,790
    Interest ..........................................         15,419              10,449
    Interest capitalized ..............................         (4,351)             (2,887)
                                                          ------------        ------------

                                                               338,746             396,032
                                                          ------------        ------------

INCOME (LOSS) BEFORE TAXES ............................        (21,096)            164,983

INCOME TAX PROVISION (BENEFIT) ........................         (5,998) (1)         59,073 (1)
                                                          ------------        ------------

NET INCOME (LOSS) .....................................   $    (15,098)       $    105,910
                                                          ============        ============

BASIC EARNINGS (LOSS) PER SHARE .......................   $      (0.26) (2)   $       1.88 (2)
                                                          ============        ============

DILUTED EARNINGS (LOSS) PER SHARE .....................   $      (0.26) (2)   $       1.84 (2)
                                                          ============        ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       NOBLE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Accumulated
                                                        Capital in                   Other     Treasury      Total
                               Comprehensive   Common    Excess of   Retained    Comprehensive   Stock   Shareholders'
                              Income (Loss)     Stock    Par Value   Earnings    Income (Loss)  At Cost     Equity
                              -------------     -----    ---------   --------    -------------  -------     ------

Balance at 12/31/01                           198,369     396,104     449,985           5,070   (39,330)   1,010,198
Net (loss)                         (15,098)                           (15,098)                               (15,098)
Reclassification of
  unrealized gains on
  securities to net income,
  net of $2,106 income tax           3,911                                              3,911                  3,911
Change in fair value of
  cash flow hedges,
  net of income tax                 (6,762)                                            (6,762)                (6,762)
Shares issued                                     103       1,152                                              1,255
Dividends declared
  ($.04 per share)                                                     (2,278)                                (2,278)
                              ------------    ----------------------------------------------------------------------
Total                              (17,949)
                                   ========
Balance at 3/31/02                            198,472     397,256     432,609           2,219   (39,330)     991,226
                                              ======================================================================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       NOBLE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ------------    ------------

Cash Flows from Operating Activities:
   Net income (loss) .................................................   $    (15,098)   $    105,910
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization ........................         75,502          64,243
     Dry hole ........................................................         22,961          30,902
     Amortization of undeveloped lease costs .........................          3,859           2,965
     (Gain) loss on disposal of assets ...............................         (3,598)             32
     Noncurrent deferred income taxes ................................         (1,560)         10,291
     (Income) loss from unconsolidated subsidiary ....................            426            (297)
     Increase (decrease) in deferred credits .........................         14,108           2,568
     (Increase) decrease in other ....................................           (395)        (10,095)
   Changes in working capital, not including cash:
     (Increase) decrease in accounts receivable ......................        (28,702)         25,500
     (Increase) decrease in other current assets and inventories .....         36,745         (10,419)
     Increase (decrease) in accounts payable .........................         (7,980)        (12,600)
     Increase (decrease) in other current liabilities ................        (22,097)         48,329
                                                                         ------------    ------------

Net Cash Provided by Operating Activities ............................         74,171         257,329
                                                                         ------------    ------------

Cash Flows From Investing Activities:
   Capital expenditures ..............................................       (155,087)       (175,217)
   Investment in unconsolidated subsidiary ...........................         (4,781)        (20,041)
   Proceeds from sale of property, plant and equipment ...............         19,635             107
                                                                         ------------    ------------

Net Cash Used in Investing Activities ................................       (140,233)       (195,151)
                                                                         ------------    ------------

Cash Flows From Financing Activities:
   Exercise of stock options .........................................          1,256          16,186
   Cash dividends ....................................................         (2,280)         (2,250)
   Proceeds from bank debt ...........................................         97,724          40,000
   Repayment of bank debt ............................................        (63,000)       (110,000)
   Repayment of note payable obtained on Aspect acquisition ..........         (7,561)
                                                                         ------------    ------------

Net Cash Provided by (Used in) Financing Activities ..................         26,139         (56,064)
                                                                         ------------    ------------

Increase (Decrease) in Cash and Short-term Investments ...............        (39,923)          6,114
                                                                         ------------    ------------

Cash and Short-term Investments at Beginning of Period ...............         73,237          23,152
                                                                         ------------    ------------

Cash and Short-term Investments at End of Period .....................   $     33,314    $     29,266
                                                                         ============    ============


Supplemental Disclosures of Cash Flow Information:
   Cash paid (received) during the period for:
   Interest (net of amount capitalized) ..............................   $      2,555    $      3,357
   Income taxes paid (refunded) ......................................   $    (23,905)   $      1,631
   Debt obtained from consolidation of AMCCO .........................   $    125,000    $


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the opinion of Noble Energy, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001; the results of operations for the three month periods ended March 31, 2002 and 2001; the statement of comprehensive income and equity for the three month period ended March 31, 2002; and the cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

(1)      INCOME TAX PROVISION (BENEFIT)

         For the three months ended March 31:

                                                         (In thousands)
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
         Current ................................   $     (4,438)   $     48,782
         Deferred ...............................         (1,560)         10,291
                                                    ------------    ------------

                                                    $     (5,998)   $     59,073
                                                    ============    ============


(2)      BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

         Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

         The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS.

For the three months ended March 31:

                                                                         2002                          2001
                                                              -------------------------     -------------------------
                                                                  INCOME         SHARES        INCOME          SHARES
(IN THOUSANDS, EXCEPT PER SHARE)                             (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)/shares                                       $(15,098)         57,014      $105,910          56,320
---------------------------------------------------------------------------------------------------------------------
BASIC EPS                                                                $(0.26)                        $1.88
---------------------------------------------------------------------------------------------------------------------

Net income (loss)/shares                                       $(15,098)         57,014      $105,910          56,320
EFFECT OF DILUTIVE SECURITIES
   Stock options  (1)                                                                                           1,177
Adjusted net income (loss)/shares                              $(15,098)         57,014      $105,910          57,497
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS                                                              $(0.26)                        $1.84
---------------------------------------------------------------------------------------------------------------------

    (1) The effect of dilutive securities on first quarter 2002 diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same.

(3)      TRADING AND HEDGING ACTIVITIES

         The Company, through its subsidiaries, from time to time, uses various price risk management arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price forward sales, costless collars and other contractual arrangements. Although these arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Gains and losses from such arrangements related to the Company's oil and gas production and which qualify for hedge accounting treatment are recorded in oil and gas sales and royalties upon settlement.

         During the first quarter of 2002, the Company had entered into various natural gas costless collar transactions related to its production. The costless collars were for 140,556 MMBTU of gas per day, with floor prices ranging from $2.00 to $3.25 per MMBTU and ceiling prices ranging from $2.45 to $5.10 per MMBTU. The net effect of the costless collar transactions on gas sales for the first quarter was an increase of $.12 per MCF.

         In addition, the Company has entered into natural gas arrangements to support the Company's investment program for the periods: April to June 2002, costless collars for 80,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; April to June 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $2.00 per MMBTU and ceiling prices ranging from $3.05 to $3.15 per MMBTU, with a $.30 premium to index price on prices below $1.70 per MMBTU; April to June 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $2.25 per MMBTU and ceiling prices ranging from $2.95 to $2.99 per MMBTU, with a $.25 premium to index price on prices below $2.00 per MMBTU; July to September 2002, costless collars for 120,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; July to September 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $3.00 per MMBTU and a ceiling price of $4.30 per MMBTU, with a $.50 premium to index price on prices below $2.75 per MMBTU; July to September 2002, costless collar combinations for 25,000 MMBTU of natural gas per day, with a floor price of $3.25 per MMBTU and a ceiling price of $5.00 per MMBTU, with a $.50 premium to index price on prices below $2.75 per MMBTU; October to December 2002, costless collars for 90,000 MMBTU of natural gas per day, with floor prices ranging from $3.00 to $3.25 per MMBTU and ceiling prices ranging from $3.75 to $5.10 per MMBTU. Of the 80,000 to 120,000 MMBTU of natural gas per day costless collars for April to December 2002, 25,000 to 60,000 MMBTU of natural gas per day were terminated and, as a result, the Company will recognize an additional $.34 to $.70 per MMBTU on the 25,000 to 60,000 MMBTU of natural gas per day in 2002.

         The Company has entered into various crude oil costless collar transactions for May to September 2002 for 8,007 BBLS of oil per day, with floor prices ranging from $23.00 per BBL to $24.00 per BBL and ceiling prices ranging from $29.30 per BBL to $30.00 per BBL.

         The Company has costless collar transactions related to calendar year 2003 for 45,000 MMBTU of natural gas production per day with a floor price of $3.25 per MMBTU and a ceiling price of $4.00 per MMBTU.

         The Company purchased swaps related to the acquisition of Aspect Resources, Inc. that cover the period April 2002 to March 2004 for 3,991 MMBTU of natural gas production and 91 BBLS of oil production per day. Based on the cost of these swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these volumes. The net effect of the purchased swaps was a $.04 per MCF increase and a $.01 per BBL increase in the average natural gas and crude oil price for the first quarter of 2002.

         During the first quarter of 2001, the Company had no price risk management arrangements for its production other than those entered into by Noble Gas Marketing, Inc. ("NGM"), which are described below.

         NGM employs various price risk management arrangements in connection with its purchases and sales of third party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NGM are on an index basis; however, purchasers in the markets in which NGM sells often require fixed or NYMEX related pricing. NGM may use a hedge to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility.

         NGM records hedging gains or losses relating to fixed term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

         At March 31, 2002, the Company recorded oil and gas hedge receivables of $10.9 million, oil and gas hedge liabilities of $7.1 million and other comprehensive income, net of tax, of $2.2 million related to the Company's cash flow hedging contracts.

(4)      METHANOL PLANT

         Atlantic Methanol Capital Company ("AMCCO"), is a 50 percent owned joint venture that owns an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due 2004 to fund the remaining construction payments. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company began consolidating AMCCO in 2002, thereby including the $125 million Series A-2 Notes in the Company's balance sheet effective January 28, 2002. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project are estimated to be $12.3 million. The Company paid approximately $1.7 million in construction contract phase payments in the first quarter of 2002. The plant produced approximately 209,000 metric tons of methanol in the first quarter of 2002. The plant's output is fully subscribed for the balance of 2002.

         AMPCO shut down its methanol plant in Equatorial Guinea on March 30, 2002 in order to replace certain materials used in the construction of the steam reformer. Repairs will be made to the insulating barrier in the radiant section and to the structural support of two banks of coils in the convective section of the reformer. The repair costs are expected to be covered by manufacturers' warranties. Delay in startup insurance, as part of a builder's risk insurance policy, is in effect. The coverage, subject to applicable deductibles, includes lost earnings due to down time for mechanical repairs. It is estimated that the plant will be down for a period of approximately 60 days, with an anticipated startup in early June. Prior to shutdown, the plant was producing approximately 2,650 tons per day. AMPCO has made arrangements to ensure that its customers will not experience any supply interruptions. The methanol plant shutdown is expected to reduce the Company's average gas production from the Alba field during the second quarter of 2002 by approximately 22 million cubic feet of natural gas per day.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities decreased $183.2 million to $74.1 million in the three months ended March 31, 2002 from $257.3 million in the same period of 2001. Cash and short-term investments decreased from $73.2 million at December 31, 2001 to $33.3 million at March 31, 2002. These decreases are primarily due to lower commodity prices.

         During the first three months of 2002, the Company borrowed a net $2 million on its $400 million credit facility, which combined with the $380 million borrowed at December 31, 2001, resulted in a balance of $382 million drawn on the $400 million credit facility at March 31, 2002. The Company also has available a $200 million 364-day credit agreement with certain commercial lending institutions. At March 31, 2002, there were no amounts outstanding under this credit agreement. Long-term debt at March 31, 2002 was $979.8 million compared with $837.2 million at December 31, 2001.

         The Company has expended approximately $160 million of its $520 million 2002 capital expenditure budget through March 31, 2002. The Company expects to fund its remaining 2002 capital budget from cash flows from operations and additional borrowings from the credit facility as required. The Company continues to evaluate possible strategic and tactical acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

         Through AMPCO, the Company's unconsolidated subsidiary, the Company participated, with a 50 percent expense interest (45 percent ownership net of a five percent carried interest for the Equatorial Guinea Government), in a joint venture with a partner in the construction of a methanol plant on Bioko Island in Equatorial Guinea. The plant is using the gas from the Company's 34 percent owned Alba field as feedstock. The plant is designed to utilize up to 125 MMCF of gas per day and can produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. Initial production of commercial grade methanol commenced May 2, 2001. The plant's output is fully subscribed for the balance of the year 2002.

         AMCCO is a 50 percent owned joint venture that owns an indirect 90 percent interest in AMPCO. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due 2004 to fund the remaining construction payments. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of all of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company began consolidating AMCCO in 2002, thereby including the $125 million Series A-2 Notes in the Company's balance sheet effective January 2002. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Other associated expenditures required to complete the project are estimated to be $12.3 million. Payments were due upon the completion of specific phases of the construction. The Company paid approximately $1.7 million in construction contract phase payments in the first quarter of 2002. The plant produced approximately 209,000 metric tons of methanol in the first quarter of 2002.

         AMPCO shut down its methanol plant in Equatorial Guinea on March 30, 2002 in order to replace certain materials used in the construction of the steam reformer. Repairs will be made to the insulating barrier in the radiant section and to the structural support of two banks of coils in the convective section of the reformer. The repair costs are expected to be covered by manufacturers' warranties. Delay in startup insurance, as part of a builder's risk insurance policy, is in effect. The coverage, subject to applicable deductibles, includes lost earnings due to down time for mechanical repairs. It is estimated that the plant will be down for a period of approximately 60 days, with an anticipated startup in early June. Prior to shutdown, the plant was producing approximately 2,650 tons per day. AMPCO has made arrangements to ensure that its customers will not experience any supply interruptions. The methanol plant shutdown is expected to reduce the Company's average gas production from the Alba field during the second quarter of 2002 by approximately 22 million cubic feet of natural gas per day.

         The Company follows the entitlement method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $20.4 million at March 31, 2002 and $20.9 million at December 31, 2001. Estimated gas imbalance liabilities were $14.2 million at March 31, 2002 and $15.5 million at December 31, 2001. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

         For the first quarter of 2002, the Company recorded a net loss of $15.1 million, or $.26 per share, compared with a net income of $105.9 million, or $1.88 per share, in the first quarter of 2001. The decreased earnings in the first quarter of 2002 were a result of significantly lower commodity prices, particularly for natural gas, although these effects were partially offset by continued growth in production volumes. Natural gas and oil prices decreased 66 percent and 20 percent, respectively, compared with the first quarter of 2001, offset by higher oil production volumes, which increased 22 percent compared with the first quarter of 2001.

         Gas sales for the Company, excluding third party sales by NGM, a wholly owned subsidiary of the Company, decreased 67 percent for the three months ended March 31, 2002 compared with the same period in 2001. The primary reason for the decreased sales in the first quarter of 2002 was the result of a 66 percent decrease in the average price of natural gas compared to the same period in 2001.

         Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, decreased two percent for the three months ended March 31, 2002 compared with the same period in 2001. The decrease in sales was offset by an increase in average daily production of 22 percent for the three months ended March 31, 2002 compared with the same period in 2001.

         NGM markets the majority of the Company's natural gas, as well as certain third party gas. NGM sells gas directly to end-users, gas marketers, industrial users, interstate and intrastate pipelines and local distribution companies. NTI markets a portion of the Company's oil, as well as certain third-party oil. The Company records all of NGM's and NTI's sales and expenses as gathering, marketing and processing revenues and expenses. All intercompany sales and expenses have been eliminated.

         For the first quarter of 2002, revenues and expenses from NGM and NTI third party sales totaled $169 million and $167.3 million, respectively, for a combined gross margin of $1.7 million. In comparison, for the first quarter of 2001, NGM and NTI third party sales and expenses of $243.6 million and $240.0 million, respectively, resulted in a combined gross margin of $3.6 million.

         The Company, through its subsidiaries, from time to time, uses various price risk management arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price forward sales, costless collars and other contractual arrangements. Although these arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from nonperformance are unlikely to occur. Gains and losses from such arrangements related to the Company's oil and gas production and which qualify for hedge accounting treatment are recorded in oil and gas sales and royalties upon settlement. For more information, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q.

         At March 31, 2002, the Company recorded oil and gas hedge receivables of $10.9 million, oil and gas hedge liabilities of $7.1 million and other comprehensive income, net of tax, of $2.2 million related to the Company's hedging contracts.

         Certain selected oil and gas operating statistics follow:

                                                   For the three months
                                                      ended March 31,
                                                ---------------------------
                                                    2002           2001
                                                ------------   ------------

Oil revenue (in thousands) ..................   $     60,486   $     61,472
Average daily oil  production - BBLS ........         34,381         28,124
Average oil price per BBL ...................   $      19.83   $      24.93
Gas revenues (in thousands) .................   $     82,837   $    248,151
Average daily gas production - MCF ..........        408,209        413,614
Average gas price per MCF ...................   $       2.31   $       6.80

BBLS - BARRELS
MCF - THOUSAND CUBIC FEET

         Oil and gas exploration expense decreased $2.1 million for the three months ended March 31, 2002, as compared with the same period of 2001. This decrease is attributable to a $7.9 million decrease in dry hole expense, offset by a $0.9 million increase in undeveloped lease amortization and a $4.2 million increase in seismic for the three months ended March 31, 2002.

         Oil and gas operations expense increased $3.3 million for the three months ended March 31, 2002, as compared with the same period of 2001. This increase is primarily attributable to a $3.1 million increase in lease operations expense as compared with the same period of 2001.

         Depreciation, depletion and amortization (DD&A) expense increased 18 percent for the three months ended March 31, 2002 compared with the same period in 2001. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of 6 MCF per barrel, was $8.19 for the first three months of 2002 compared with $7.35 for the same period of 2001. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the Company's oil and gas production volumes, which are being amortized in the current and subsequent quarters. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

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

         Interest expense increased 48 percent for the three months ended March 31, 2002 as compared with the same period of 2001. The increase in interest expense is attributable to an increase in credit facility borrowings during the first three months of 2002 as well as the interest expense associated with the debt of AMCCO.

FUTURE TRENDS

         The Company expects oil and gas production to increase in 2002 and 2003 compared to 2001. The increase in 2002 will be due primarily to a full year of production from the expansion of the Alba field in Equatorial Guinea and the Hanze field in the North Sea. The increase in 2003 will be due primarily to a full year of production in China and Ecuador.

         The Company recently set its 2002 capital expenditure budget at approximately $520 million. Such expenditures are planned to be funded through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or borrowings.

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

         During the first quarter of 2002, the Company entered into various natural gas costless collar transactions related to its production. The costless collars were for 140,556 MMBTU of gas per day, for the first quarter of 2002, with floor prices ranging from $2.00 per MMBTU to $3.25 per MMBTU and ceiling prices ranging from $2.45 per MMBTU to $5.10 per MMBTU. The net effect of the costless collar transactions on oil and gas sales for the first quarter was an increase of $.12 per MCF.

         In addition, the Company has entered into natural gas arrangements to support the Company's investment program for the periods: April to June 2002, costless collars for 80,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; April to

June 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $2.00 per MMBTU and ceiling prices ranging from $3.05 to $3.15 per MMBTU, with a $.30 premium to index price on prices below $1.70 per MMBTU; April to June 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $2.25 per MMBTU and ceiling prices ranging from $2.95 to $2.99 per MMBTU, with a $.25 premium to index price on prices below $2.00 per MMBTU; July to September 2002, costless collars for 120,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; July to September 2002, costless collar combinations for 50,000 MMBTU of natural gas per day, with a floor price of $3.00 per MMBTU and a ceiling price of $4.30 per MMBTU, with a $.50 premium to index price on prices below $2.75 per MMBTU; July to September 2002, costless collar combinations for 25,000 MMBTU of natural gas per day, with a floor price of $3.25 per MMBTU and a ceiling price of $5.00 per MMBTU, with a $.50 premium to index price on prices below $2.75 per MMBTU; October to December 2002, costless collars for 90,000 MMBTU of natural gas per day, with floor prices ranging from $3.00 to $3.25 per MMBTU and ceiling prices ranging from $3.75 to $5.10 per MMBTU. Of the 80,000 to 120,000 MMBTU of natural gas per day costless collars for April to December 2002, 25,000 to 60,000 MMBTU of natural gas per day were terminated and, as a result, the Company will recognize an additional $.34 to $.70 per MMBTU on the 25,000 to 60,000 MMBTU of natural gas per day in 2002.

         The Company has entered into various crude oil costless collar transactions for May to September 2002 for 8,007 BBLS of oil per day, with floor prices ranging from $23.00 per BBL to $24.00 per BBL and ceiling prices ranging from $29.30 per BBL to $30.00 per BBL.

         The Company has costless collar transactions related to calendar year 2003 for 45,000 MMBTU of natural gas production per day with a floor price of $3.25 per MMBTU and a ceiling price of $4.00 per MMBTU.

         The Company purchased swaps related to the acquisition of Aspect Resources, Inc. that cover the period April 2002 to March 2004 for 3,991 MMBTU of natural gas production and 91 BBLS of oil production per day. Based on the cost of these swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these volumes. The net effect of the purchased swaps was a $.04 per MCF increase and a $.01 per BBL increase in the average natural gas and crude oil price for the first quarter of 2002.

         During the first quarter of 2001, the Company had no price risk management arrangements for its production other than those entered into by NGM, which are described below.

         NGM, from time to time, employs price risk management arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 2002 the Company had no material market risk exposure from NGM's price risk arrangements. During the first quarter of 2002, NGM had price risk arrangements with broker-dealers that represented approximately 1,903,000 MMBTU's of gas per day. Arrangements for April 2002 through May 2006, which range from 20,000 MMBTU's to 491,600 MMBTU's of gas per day, for future physical transactions, were not closed at March 31, 2002. During the first quarter of 2001, NGM had price risk arrangements with broker-dealers that represented approximately 1,299,000 MMBTU's of gas per day.

         The Company has a $400 million credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2002, the Company had $382 million outstanding on its $400 million credit facility, which has a maturity date of November 30, 2006. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. The Company also has a $200 million 364-day credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At March 31, 2002, there were no amounts outstanding under this credit agreement. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

                           PART II. OTHER INFORMATION
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 9:30 a.m., local time, on Tuesday, April 23, 2002 in Houston, Texas.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

(c) Out of a total of 57,020,557 shares of common stock of the Company outstanding and entitled to vote, 52,763,445 shares were present in person or by proxy, representing approximately 93 percent.


                                                                                           Number of Shares
                                                   Number of Shares                      WITHHOLDING AUTHORITY
                                                 Voting FOR Election                     To Vote for Election
                                                     As Director                              As Director
                                          -----------------------------------      ----------------------------------

      Michael A. Cawley.................              51,904,441                                859,004
      Edward F. Cox.....................              51,904,341                                859,104
      Charles D. Davidson...............              51,904,191                                859,254
      James C. Day......................              51,904,441                                859,004
      Dale P. Jones.....................              51,903,223                                860,222
      Bruce A. Smith....................              51,904,541                                858,904

(d) The only other matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and the results of the voting are as follows:

           1. Stockholders approved an amendment to the Certificate of Incorporation of the Company to change the name of the Company to Noble Energy, Inc. (For 52,630,189; Against 103,024; Abstaining 30,109).

           2. Stockholders rejected a shareholder proposal that the Board adopt a policy that the Company not enter into or be a party to any personal service contract or arrangement with any non-employee director nor utilize or provide services to any for-profit business organization in which a Company director is a partner, controlling shareholder or executive officer except in each such case for services that individually or in the aggregate do not exceed $5,000.00 per year for each such non-employee director. (For 6,048,016; Against 41,006,031; Abstaining 195,235).


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b) A Form 8-K was filed by the Company on February 8, 2002, relating to the amendment of the Company's Bylaws. The date of such report (the date of the earliest event reported) was January 29, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NOBLE ENERGY, INC.
                                            (Registrant)




Date   May 10, 2002                       /s/ JAMES L. McELVANY
       ---------------------------        --------------------------------------
                                          JAMES L. McELVANY
                                          Vice President, Finance and Treasurer
                                          (Principal Financial Officer
                                          and Authorized Signatory)

                                INDEX TO EXHIBITS


Exhibit
Number                                    Exhibit
---------           ------------------------------------------------------------

10.1                Noble Affiliates, Inc. Non-Employee Director Fee Deferral
                    Plan.

10.2                1988 Nonqualified Stock Option Plan for Non-Employee
                    Directors of the Registrant, as amended and restated, effective January 29, 2002.

10.3                Noble Affiliates, Inc. 1992 Stock Option and Restricted
                    Stock Plan, as amended and restated through January 29, 2002.