Form 10-K/A
period 2001-12-31
NOBLE ENERGY INC
filed 2002-06-28
CIK 72207

===============================================================================

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

===============================================================================

    The Index to Exhibits of Noble Energy, Inc.'s (formerly, Noble Affiliates, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the '2001 Form 10-K'), to which reference is made in Item 14 of the 2001 Form 10-K for a list of the exhibits to the 2001 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.2 containing the financial statements required by Form 11-K for the fiscal year ended December 31, 2001 with respect to the Noble Affiliates Thrift and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBLE ENERGY, INC.

Date: June 28, 2002                     By: /s/ James L. McElvany
                                           ----------------------------------
                                           James L. McElvany,
                                           Vice President, Finance and Treasurer

Exhibit
Number+                                 Exhibit**
-------                                 ---------

 3.1      --   Certificate of Incorporation, as amended, of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1987 and incorporated herein by reference).

 3.2      --   Certificate of Designations of Series A Junior Participating
               Preferred Stock of the Registrant dated August 27, 1997
               (filed Exhibit A of Exhibit 4.1 to the Registrant's
               Registration Statement on Form 8-A filed on August 28, 1997 and incorporated herein by reference).

 3.3      --   Composite copy of Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrants' Annual
               Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

 3.4      --   Certificate of Designations of Series B Mandatorily
               Convertible Preferred Stock of the Registrant dated November
               9, 1999 (filed as Exhibit 3.4 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 4.1      --   Indenture dated as of October 14, 1993 between the
               Registrant and U.S. Trust Company of Texas, N.A., as
               Trustee, relating to the Registrant's 71/4% Notes Due 2023, including form of the Registrant's 7 1/4% Note Due 2023
               (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

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

10.15     --   Noble Preferred Stock Remarketing and Registration Rights
               Agreement dated as of November 10, 1999 by and among the Registrant, Noble Share Trust, The Chase Manhattan Bank, and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 10.15 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.16*    --   Employment Agreement effective as of October 2, 2000 between
               Noble Affiliates, Inc. and Charles D. Davidson (filed as
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.17*    --   Letter agreement dated February 1, 2002 between the Registrant and Charles D. Davidson, terminating Mr.

               Davidson's employment agreement and entering into the attached Change of Control Agreement.

10.18*    --   Form of Change of Control Agreement entered into between the
               Registrant and each of the Registrant's officers, with schedule setting forth differences in Change of Control
               Agreements.

10.19     --   Five-year Credit Agreement dated as of November 30, 2001
               among the Registrant, as borrower, and JPMorgan Chase Bank, as the administrative agent for the lenders, and Societe
               Generale, as the syndication agent for the lenders, Mizuho
               Financial Group, Credit Lyonnais, New York Branch, The Royal
               Bank of Scotland PLC, and Deutsche Bank Ag New York Branch, as co-documentation agents, and certain commercial lending institutions, as lenders.

10.20     --   364-day Credit Agreement dated as of November 30, 2001 among the Registrant, as borrower, and JPMorgan Chase Bank, as the administrative agent for the lenders, and Societe Generale, as the syndication agent for the lenders, Mizuho Financial
               Group, Credit Lyonnais, New York Branch, The Royal Bank of
               Scotland PLC, and Deutsche Bank Ag New York Branch, as co-documentation agents, and certain commercial lending institutions, as lenders.

21        --   Subsidiaries.

23.1      --   Consent of Arthur Andersen LLP

23.2***   --   Consent of Arthur Andersen LLP

23.3***   --   Consent of KPMG LLP

99.1      --   Company's letter to SEC regarding Arthur Andersen LLP
               assurances.

99.2***   --   Financial statements required by Form 11-K for the fiscal
               year ended December 31, 2001 and 2000 with respect to the Noble Affiliates Thrift and Profit Sharing Plan (including the accountants' consent to incorporation thereof by reference).

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