Form 10-Q
period 2002-09-30
NOBLE ENERGY INC
filed 2002-11-13
CIK 72207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes ☒    No ☐

        Number of shares of common stock outstanding as of November 4, 2002: 57,290,842

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$6,407	$73,237
Accounts receivable-trade	192,831	182,979
Oil and gas price risk management receivable	10,135	33,424
Materials and supplies inventories	10,202	10,828
Other current assets	30,784	51,103

Total Current Assets	250,359	351,571

Property, Plant and Equipment, at cost	4,209,229	3,974,754
Less: accumulated depreciation, depletion and amortization	(2,145,666)	(2,021,543)

Total property, plant and equipment, net	2,063,563	1,953,211

Investment in Unconsolidated Subsidiary	238,643	117,735

Other Assets	52,315	57,331

Total Assets	$2,604,880	$2,479,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$250,214	$270,091
Short-term note payable	10,000	25,000
Current installments of long-term debt	43,629	19,507
Oil and gas price risk management payable	19,240	25,363
Other current liabilities	44,620	40,624

Total Current Liabilities	367,703	380,585

Deferred Income Taxes	179,043	176,259

Other Deferred Credits and Noncurrent Liabilities	70,658	75,629

Long-Term Debt	987,105	837,177

Shareholders' Equity:
Common stock	199,308	198,369
Capital in excess of par value	403,346	396,104
Retained earnings	443,961	449,985
Accumulated other comprehensive income (loss)	(6,914)	5,070

	1,039,701	1,049,528
Less Common Stock in Treasury (at cost, 2,505,522 shares)	(39,330)	(39,330)

Total Shareholders' Equity	1,000,371	1,010,198

Total Liabilities and Shareholders' Equity	$2,604,880	$2,479,848

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Oil and gas sales and royalties	$177,991	$168,547
Gathering, marketing and processing	154,461	134,417
Electricity sales	3,931
Income from unconsolidated subsidiary	5,184	1,229
Other income (loss)	(1,901)	643

	339,666	304,836

COSTS AND EXPENSES:
Oil and gas operations	42,314	32,005
Oil and gas exploration	50,628	48,862
Gathering, marketing and processing	150,737	130,782
Electricity generation	3,117
Depreciation, depletion and amortization	70,637	68,536
Selling, general and administrative	14,835	9,726
Interest	14,979	10,974
Interest capitalized	(4,649)	(3,575)

	342,598	297,310

INCOME (LOSS) BEFORE TAXES	(2,932)	7,526
INCOME TAX PROVISION (BENEFIT)	(1,742)	3,718

NET INCOME (LOSS)	$(1,190)	$3,808

BASIC EARNINGS (LOSS) PER SHARE	$(0.02)	$0.07

DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$0.07

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
REVENUES:
Oil and gas sales and royalties	$505,422	$714,537
Gathering, marketing and processing	476,005	562,387
Electricity sales	3,931
Income from unconsolidated subsidiary	1,278	482
Other income	972	1,912

	987,608	1,279,318

COSTS AND EXPENSES:
Oil and gas operations	112,969	98,573
Oil and gas exploration	107,266	114,153
Gathering, marketing and processing	468,559	552,457
Electricity generation	3,117
Depreciation, depletion and amortization	219,188	209,647
Selling, general and administrative	38,241	32,207
Interest	47,092	30,704
Interest capitalized	(13,732)	(10,372)

	982,700	1,027,369

INCOME BEFORE TAXES	4,908	251,949
INCOME TAX PROVISION	4,077	90,898

NET INCOME	$831	$161,051

BASIC EARNINGS PER SHARE	$0.01	$2.85

DILUTED EARNINGS PER SHARE	$0.01	$2.81

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

AND SHAREHOLDERS' EQUITY

(Dollars in Thousands)

(Unaudited)

	Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total Shareholders' Equity
Balance at December 31, 2001		$198,369	$396,104	$449,985	$5,070	$(39,330)	$1,010,198
Net income	$831			831			831
Reclassification of unrealized gains on hedges to net income, net of $107 income tax	199				199		199
Change in fair value of cash flow hedges, net of income tax	(12,183)				(12,183)		(12,183)
Shares issued		939	7,242				8,181
Dividends declared ($0.12 per share)				(6,855)			(6,855)

Total	$(11,153)

Balance at September 30, 2002		$199,308	$403,346	$443,961	$(6,914)	$(39,330)	$1,000,371

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$831		$161,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	219,188		209,647
Dry hole	62,126		79,661
Amortization of undeveloped lease costs	15,510		12,297
(Gain) loss on disposal of assets	48		(1,919)
Deferred income taxes	2,783		40,981
Income from unconsolidated subsidiary	(1,278)		(482)
Dividends received from unconsolidated subsidiary	5,363
Increase (decrease) in deferred credits	(4,971)		3,033
(Increase) decrease in other	6,375		(9,188)
Changes in working capital, not including cash:
(Increase) decrease in accounts receivable	(9,852)		64,715
(Increase) decrease in other current assets and inventories	24,900		(84,411)
Increase (decrease) in accounts payable	(19,877)		(48,775)
Increase (decrease) in other current liabilities	3,997		35,352

Net Cash Provided by Operating Activities	305,143		461,962

Cash Flows From Investing Activities:
Capital expenditures	(427,587)		(544,421)
Investment in unconsolidated subsidiary	(7,838)		(43,736)
Proceeds from sale of property, plant and equipment	20,363		1,295
Distribution from unconsolidated subsidiary	5,500

Net Cash Used in Investing Activities	(409,562)		(586,862)

Cash Flows From Financing Activities:
Exercise of stock options	8,181		16,533
Cash dividends	(6,855)		(6,777)
Proceeds from bank debt	153,489		235,000
Repayment of bank debt	(100,000)		(125,000)
Repayment of note payable obtained on Aspect acquisition	(17,226)

Net Cash Provided by Financing Activities	37,589		119,756

Decrease in Cash and Short-term Investments	(66,830)		(5,144)

Cash and Short-term Investments at Beginning of Period	73,237		23,152

Cash and Short-term Investments at End of Period	$6,407		$18,008

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$13,914		$16,389
Income taxes paid (refunded)	$(40,394)		$66,131
Debt obtained from consolidation of AMCCO (net of discount)	$122,655	$

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

        In the opinion of Noble Energy, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002 and December 31, 2001; the results of operations for the three month and nine month periods ended September 30, 2002 and 2001, respectively; the statement of comprehensive income and equity for the nine month period ended September 30, 2002; and the cash flows for the nine month periods ended September 30, 2002 and 2001. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

(1) INCOME TAX PROVISION (BENEFIT)

        For the three months ended September 30:

	(In thousands)
	2002	2001
Current	$(249)	$(12,788)
Deferred	(1,493)	16,506

	$(1,742)	$3,718

        For the nine months ended September 30:

	(In thousands)
	2002	2001
Current	$1,294	$49,917
Deferred	2,783	40,981

	$4,077	$90,898

(2) BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

        Basic earnings per share of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

        The following table summarizes the calculation of basic earnings per share ("EPS") and diluted EPS.

        For the three months ended September 30:

	2002		2001
(in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Net income (loss)/shares	$(1,190)	57,287	$3,808	56,595

Basic EPS	$(.02)		$.07

Net income (loss)/shares	$(1,190)	57,287	$3,808	56,595
Effect of Dilutive Securities
Stock options(1)				575

Adjusted net income (loss)/shares	$(1,190)	57,287	$3,808	57,170

Diluted EPS	$(.02)		$.07

(1)
The effect of dilutive securities on third quarter 2002 diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same. The number of dilutive securities that would have been used to determine fully diluted EPS was 395 with adjusted shares of 57,682.

        For the nine months ended September 30:

	2002		2001
(in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Net income/shares	$831	57,159	$161,051	56,502

Basic EPS	$.01		$2.85

Net income/shares	$831	57,159	$161,051	56,502
Effect of Dilutive Securities
Stock options		566		829

Adjusted net income/shares	$831	57,725	$161,051	57,331

Diluted EPS	$.01		$2.81

(3) GEOGRAPHICAL DATA

        The Company has operations throughout the world. The following information is grouped into four components that are all primarily in the business of natural gas and crude oil exploration and production: Domestic Operations, North Sea, Equatorial Guinea and Other International. The following segment data was prepared on the same basis as Noble's consolidated financial statements.

        for the Three Months Ended 9/30/2002

(Dollars in thousands) Oil & Gas Operations	Consolidated	Domestic	North Sea	Equatorial Guinea	Other International	Corporate and Other
REVENUES
Oil Sales	$81,911	$44,061	$18,041	$11,483	$8,249	$77
Gas Sales	96,080	92,319	3,812	922		(973)
Gathering, Marketing and Processing Revenue	154,461					154,461
Electricity Sales	3,931				3,931
Income from Unconsolidated Subsidiaries	5,184			5,184
Other	(1,901)	(2,561)	196		(296)	760

Total Revenues	339,666	133,819	22,049	17,589	11,884	154,325
COSTS AND EXPENSES
Oil and Gas Operations	42,314	30,831	4,951	2,466	4,778	(712)
Oil and Gas Exploration	50,628	36,489	414	4	13,500	221
Gathering, Marketing and Processing Costs	150,737					150,737
Electricity Generation	3,117				3,117
DD&A	70,637	60,889	5,986	1,781	2,076	(95)
SG&A	14,835	8,844	184	572	310	4,925

Total Costs and Expenses	332,268	137,053	11,535	4,823	23,781	155,076
OPERATING INCOME (LOSS)	$7,398	$(3,234)	$10,514	$12,766	$(11,897)	$(751)

INTEREST EXPENSE (NET)	10,330					10,330

NET INCOME (LOSS) BEFORE TAX	$(2,932)	$(3,234)	$10,514	$12,766	$(11,897)	$(11,081)

        for the Three Months Ended 9/30/2001

(Dollars in thousands) Oil & Gas Operations	Consolidated	Domestic	North Sea	Equatorial Guinea	Other International	Corporate and Other
REVENUES
Oil Sales	$65,571	$40,321	$9,599	$10,423	$5,207	$21
Gas Sales	102,976	98,869	3,930	800	177	(800)
Gathering, Marketing and Processing Revenue	134,417					134,417
Electricity Sales
Income from Unconsolidated Subsidiaries	1,229			1,229
Other	643	(412)	312	2	7	734

Total Revenues	304,836	138,778	13,841	12,454	5,391	134,372
COSTS AND EXPENSES
Oil and Gas Operations	32,005	28,835	1,328	1,330	1,730	(1,218)
Oil and Gas Exploration	48,862	26,652	20,618	35	1,929	(372)
Gathering, Marketing and Processing Costs	130,782					130,782
Electricity Generation
DD&A	68,536	60,742	4,105	902	2,301	486
SG&A	9,726	6,311	289	222	195	2,709

Total Costs and Expenses	289,911	122,540	26,340	2,489	6,155	132,387
OPERATING INCOME (LOSS)	$14,925	$16,238	$(12,499)	$9,965	$(764)	$1,985

INTEREST EXPENSE (NET)	7,399					7,399

NET INCOME (LOSS) BEFORE TAX	$7,526	$16,238	$(12,499)	$9,965	$(764)	$(5,414)

        for the Nine Months Ended 9/30/2002

(Dollars in thousands) Oil & Gas Operations	Consolidated	Domestic	North Sea	Equatorial Guinea	Other International	Corporate and Other
REVENUES
Oil Sales	$219,655	$113,068	$52,510	$31,540	$22,423	$114
Gas Sales	285,767	271,390	14,253	2,144		(2,020)
Gathering, Marketing and Processing Revenue	476,005					476,005
Electricity Sales	3,931				3,931
Income from Unconsolidated Subsidiaries	1,278			1,278
Other	972	(411)	197		(199)	1,385

Total Revenues	987,608	384,047	66,960	34,962	26,155	475,484
COSTS AND EXPENSES
Oil and Gas Operations	112,969	84,474	14,862	6,973	9,600	(2,940)
Oil and Gas Exploration	107,266	83,941	3,594	3	19,173	555
Gathering, Marketing and Processing Costs	468,559					468,559
Electricity Generation	3,117				3,117
DD&A	219,188	187,427	19,827	3,852	7,353	729
SG&A	38,241	24,577	457	1,293	689	11,225

Total Costs and Expenses	949,340	380,419	38,740	12,121	39,932	478,128
OPERATING INCOME (LOSS)	$38,268	$3,628	$28,220	$22,841	$(13,777)	$(2,644)

INTEREST EXPENSE (NET)	33,360					33,360

NET INCOME (LOSS) BEFORE TAX	$4,908	$3,628	$28,220	$22,841	$(13,777)	$(36,004)

        for the Nine Months Ended 9/30/2001

(Dollars in thousands) Oil & Gas Operations	Consolidated	Domestic	North Sea	Equatorial Guinea	Other International	Corporate and Other
REVENUES
Oil Sales	$194,701	$124,382	$24,042	$30,499	$15,672	$106
Gas Sales	519,836	504,260	15,120	1,628	456	(1,628)
Gathering, Marketing and Processing Revenue	562,387					562,387
Electricity Sales
Income from Unconsolidated Subsidiaries	482			482
Other	1,912	(257)	436	2	82	1,649

Total Revenues	1,279,318	628,385	39,598	32,611	16,210	562,514
COSTS AND EXPENSES
Oil and Gas Operations	98,573	87,720	3,988	4,578	5,085	(2,798)
Oil and Gas Exploration	114,153	74,365	32,295	39	7,960	(506)
Gathering, Marketing and Processing Costs	552,457					552,457
Electricity Generation
DD&A	209,647	187,499	11,423	2,877	6,675	1,173
SG&A	32,207	19,729	1,940	622	470	9,446

Total Costs and Expenses	1,007,037	369,313	49,646	8,116	20,190	559,772
OPERATING INCOME (LOSS)	$272,281	$259,072	$(10,048)	$24,495	$(3,980)	$2,742

INTEREST EXPENSE (NET)	20,332					20,332

NET INCOME (LOSS) BEFORE TAX	$251,949	$259,072	$(10,048)	$24,495	$(3,980)	$(17,590)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET)
As of 9/30/02	$2,063,563	$1,228,930	$90,087	$116,156	$620,907	$7,483
As of 9/30/01	$1,728,563	$1,200,867	$105,661	$84,261	$330,791	$6,983

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

        During the third quarter of 2002, the Company entered into various natural gas costless collars, natural gas costless collar combinations and crude oil costless collar transactions related to its production.

        In the third quarter of 2002, natural gas costless collars were for 120,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; and the costless collar combinations were for 75,000 MMBTU of natural gas per day, with floor prices ranging from $3.00 to $3.25 per MMBTU and ceiling prices ranging from $4.30 to $5.00 per MMBTU, with a $.50 premium to index on prices below the floors. The realized effect of the natural gas arrangements on gas sales for the third quarter was an increase of $.05 per MCF. For the first nine months of 2002, the Company had natural gas costless collars for 113,443 MMBTU per day, with floor prices ranging from $2.00 to $3.25 per MMBTU and ceiling prices ranging from $2.45 to $5.10 per MMBTU; and the costless collar combinations were for 58,608 MMBTU of natural gas per day, with floor prices ranging from $2.00 to $3.25 per MMBTU and ceiling prices ranging from $2.95 to $5.00 per MMBTU, with a $.25 to $.50 premium to index on prices below the floors. The realized effect of the natural gas arrangements for the first nine months of 2002 in the average natural gas price was an increase of $.04 per MCF.

        The crude oil costless collars for the third quarter were for 10,000 BBLS of oil per day, with floor prices ranging from $23.00 to $24.00 per BBL and ceiling prices ranging from $29.30 to $30.00 per BBL. The realized effect on oil sales for the third quarter for these crude oil costless collars was a decrease of $.02 per BBL. For the first nine months of 2002, the Company had crude oil costless collars for 4,487 BBLS of oil per day, with floor prices ranging from $23.00 to $24.00 per BBL and ceiling prices ranging from $29.30 to $30.00 per BBL. The realized effect of the costless collar transactions for the first nine months of 2002 in the average crude oil price was a decrease of $.01 per BBL.

        In addition, the Company has entered into natural gas and crude oil costless collars to support the Company's investment program as follows:

	Gas		Oil
Production Period	Volumes Per Day	Price Per MMBTU Floor—Ceiling	Volumes Per Day	Price Per BBL Floor—Ceiling
4Q2002	165,000	$3.24-$4.46	7,500	$24.00-$30.04
1Q2003	185,000	$3.39-$4.78	15,000	$23.00-$28.63
2Q2003	145,000	$3.34-$4.45	15,000	$23.00-$28.63
3Q2003	145,000	$3.34-$4.45	10,000	$23.00-$27.95
4Q2003	145,000	$3.34-$4.75	10,000	$23.00-$27.95

        Of the 165,000 MMBTU of natural gas per day costless collars for the fourth quarter of 2002, 25,000 MMBTU of natural gas per day was terminated and as a result, the Company will recognize an additional $.70 per MMBTU on the 25,000 MMBTU of natural gas per day in the fourth quarter of 2002.

        The Company assumed swaps related to the acquisition of Aspect Resources, Inc. Based on the cost of these swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these volumes. There was no realized effect on the average gas price and a realized effect of $.03 per BBL decrease in the average crude oil price in the third quarter of 2002 due to the purchased swaps. The realized effect of the purchased swaps for the first nine months of 2002 was an increase of $.01 per MCF and a decrease of $.02 per BBL in the average natural gas and crude oil prices. The remaining Aspect fixed price hedges are listed in the table below:

	Gas		Oil
Production Period	Volumes Per Day	Price Per MMBTU	Volumes Per Day	Price Per BBL
4Q2002	4,730	$4.68	110	$25.57
2003	2,480	$4.39	40	$23.45
1Q2004	1,154	$4.24	18	$22.81

        During the third quarter of 2001, the Company had no price risk management arrangements for its production other than those entered into by Noble Gas Marketing, Inc. ("NGM"), which are described below.

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

        At September 30, 2002, the Company recorded oil and gas hedge receivables of $10.9 million, oil and gas hedge liabilities of $21.2 million and other comprehensive loss, net of tax, of $6.9 million related to the Company's cash flow hedging contracts.

(5) METHANOL PLANT

        Prior to January 2002, Atlantic Methanol Capital Company ("AMCCO") was a 50 percent owned joint venture that owned an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"), which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due 2004 to fund the remaining construction payments. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company began consolidating AMCCO in 2002, thereby including the $125 million Series A-2 Notes in the Company's balance sheet effective January 28, 2002. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. There are no further construction contract phase payments due for the methanol plant. The plant produced approximately 225,000 metric tons of methanol in the third quarter of 2002. For the first nine months of 2002, the methanol plant produced approximately 491,000 metric tons of methanol. The plant's output for the balance of the year 2002 is under contract.

(6) COMPANY STOCK REPURCHASE PLAN

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

        The agreement is scheduled to mature in January 2003. Under the provisions of the agreement, the Company can choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company's share price decreases by 50 percent ($16.77) or if the Company's credit rating is downgraded below BBB- (S&P) or Baa3 (Moody's). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company's capital in excess of par value. No settlements have occurred to date. As of September 30, 2002, the fair value of the Company's obligation under the contract would be an obligation to pay approximately $35.5 million to the bank (and hold the shares as treasury stock), or the bank would return 1,011 shares of Company stock to the Company, or the bank would pay a de minimis amount to the Company.

(7) RECENTLY ISSUED PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities decreased $156.8 million to $305.1 million in the nine months ended September 30, 2002 from $461.9 million in the same period of 2001. Cash and short-term investments decreased from $73.2 million at December 31, 2001 to $6.4 million at September 30, 2002. These decreases are primarily a result of lower natural gas prices in 2002 versus the comparable period in 2001.

        During the first half of 2002, the Company repaid a net $30 million on its $400 million credit facility and, during the third quarter 2002, the Company borrowed a net $30 million on its $400 million credit facility, which resulted in the September 30, 2002 balance of $380 million being the same amount that was drawn on the $400 million credit facility at December 31, 2001. The Company also has available a $200 million 364-day credit agreement with certain commercial lending institutions. At September 30, 2002, there were no amounts outstanding under this credit agreement. Long-term debt at September 30, 2002 was $987.1 million compared with $837.2 million at December 31, 2001.

        The Company initially set its 2002 capital expenditure budget at approximately $520 million; however, international projects are moving forward ahead of schedule and, as a result, on October 29, 2002 the Board of Directors approved a $65 million increase in the 2002 capital expenditure budget bringing it to $585 million. Through September 30, 2002, the Company has expended approximately $423 million of its revised $585 million 2002 capital expenditure budget. The Company expects to fund its remaining 2002 capital budget from cash flows from operations and additional borrowings from the credit facility as required. The Company continues to evaluate possible strategic and tactical acquisitions and believes it is positioned to access external sources of funding should it be necessary or desirable in connection with an acquisition.

        Prior to January 2002, Atlantic Methanol Capital Company ("AMCCO") was a 50 percent owned joint venture that owned an indirect 90 percent interest in Atlantic Methanol Production Company ("AMPCO"). Through AMPCO, the Company participated, with a 50 percent expense interest

(45 percent ownership net of a five percent carried interest for the Equatorial Guinea Government), in a joint venture with a partner in the construction of a methanol plant on Bioko Island in Equatorial Guinea. The plant is using the gas from the Company's 34 percent owned Alba field as feedstock. The plant is designed to utilize up to 125 MMCF of gas per day and can produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 BBLS per day. Initial production of commercial grade methanol commenced May 2, 2001. The plant's output for the balance of the year 2002 is under contract.

        During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due 2004 to fund the remaining construction payments. On January 2, 2002, the Company's partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner's sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO's $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company's partner. Since the Company's partner in AMCCO no longer retains an economic interest in AMPCO, the Company began consolidating AMCCO in 2002, thereby including the $125 million Series A-2 Notes in the Company's balance sheet effective January 2002. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The construction cost of the turnkey contract was $322.5 million. Payments were due upon the completion of specific phases of the construction. There are no further construction contract phase payments due for the methanol plant. The plant produced approximately 225,000 metric tons of methanol in the third quarter of 2002. For the first nine months of 2002, the methanol plant produced approximately 491,000 metric tons of methanol.

        The Company follows the entitlement method of accounting for its gas imbalances. The Company's estimated gas imbalance receivables were $20.7 million at September 30, 2002 and $20.9 million at December 31, 2001. Estimated gas imbalance liabilities were $14.7 million at September 30, 2002 and $15.5 million at December 31, 2001. These imbalances are valued at the amount which is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life or at the end of the life of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

        For the third quarter of 2002, the Company recorded a net loss of $1.2 million, or $(.02) per share, compared with net income of $3.8 million, or $.07 per share, in the third quarter of 2001. The decrease in net income in the third quarter reflected an 11 percent decline in natural gas production volumes compared with the same period in 2001, largely due to significantly lower domestic production volumes. This decrease was partially offset by higher overall commodity prices and liquids volumes, and increased operating income from the North Sea operations. During the first nine months of 2002, the Company recorded net income of $0.8 million, or $.01 per share, compared with $161.1 million, or $2.85 per share, in the first nine months of 2001. The decreased earnings through the first nine months of 2002 were a result of predominately lower domestic natural gas prices and volumes. Natural gas prices decreased 38 percent and natural gas production decreased nine percent, respectively, compared with the corresponding period in 2001.

        Gas sales for the Company, excluding third party sales by Noble Gas Marketing, Inc. ("NGM"), a wholly owned subsidiary of the Company, decreased seven percent and 45 percent, respectively, for the three months and nine months ended September 30, 2002 compared with the same periods in 2001. Third quarter sales were down primarily due to decreases in domestic production of 15 percent and year-to-date sales declined mainly due to 12 percent and 38 percent decreases, respectively, in domestic production and prices for the nine month period ending September 30, 2002 compared with the same period in 2001.

        Oil sales for the Company, excluding third party sales by Noble Trading, Inc. ("NTI"), a wholly owned subsidiary of the Company, increased 25 percent and 13 percent, respectively, for the three months and nine months ended September 30, 2002 compared to the same periods in 2001. Third quarter sales were up due to increases of eight percent in average daily production compared to the same period in 2001, with over half of the increase attributable to increased production in the North Sea. Compared to the first nine months of 2001, year-to-date 2002 sales were up mostly due to increased production and prices in the North Sea and other international projects, somewhat offset by declines in domestic prices.

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

        For the third quarter of 2002, revenues and expenses from NGM and NTI third party sales totaled $154.5 million and $150.7 million, respectively, for a combined gross margin of $3.8 million. In comparison, for the third quarter of 2001, NGM and NTI third party sales and expenses of $134.4 million and $130.8 million, respectively, resulted in a combined gross margin of $3.6 million. For the nine months ended September 30, 2002, combined NGM and NTI revenues and expenses from third party sales totaled $476.0 million and $468.6 million, respectively, for a gross margin of $7.4 million. In comparison, combined NGM and NTI third party sales and expenses of $562.4 million and $552.5 million, respectively, resulted in a gross margin of $9.9 million for the same period in 2001.

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

        At September 30, 2002, the Company recorded oil and gas hedge receivables of $10.9 million, oil and gas hedge liabilities of $21.2 million and other comprehensive loss, net of tax, of $6.9 million related to the Company's hedging contracts.

        Certain selected geographical oil and gas operating statistics follow:

	for the Three Months Ended 9/30/2002
Oil & Gas Operations	Consolidated		Domestic	North Sea	Equatorial Guinea	Other International(1)
Daily Production
Liquids (Bbl)	34,339		19,033	7,418	4,871		3,017
Natural Gas (Mcf)	383,082	(2)	320,517	14,310	40,968		7,287	(2)
Average Realized Price
Liquids per Bbl	$25.93		$25.19	$26.44	$25.62		$29.72
Natural Gas per Mcf	$2.80		$3.13	$2.90	$0.24	$
	for the Three Months Ended 9/30/2001
Oil & Gas Operations	Consolidated		Domestic	North Sea	Equatorial Guinea	Other International(1)
Daily Production
Liquids (Bbl)	31,665		18,608	4,990	5,296	2,771
Natural Gas (Mcf)	431,132	(2)	378,132	16,115	34,868	2,017	(2)
Average Realized Price
Liquids per Bbl	$22.50		$23.57	$20.91	$21.39	$20.42
Natural Gas per Mcf	$2.60		$2.82	$2.65	$0.24	$0.96
	for the Nine Months Ended 9/30/2002
Oil & Gas Operations	Consolidated		Domestic	North Sea	Equatorial Guinea	Other International(1)
Daily Production
Liquids (Bbl)	34,454		18,460	7,940	4,988		3,066
Natural Gas (Mcf)	388,549	(2)	336,002	17,291	32,045		3,211	(2)
Average Realized Price
Liquids per Bbl	$23.35		$22.45	$24.22	$23.16		$26.78
Natural Gas per Mcf	$2.73		$2.96	$3.02	$0.25	$
	for the Nine Months Ended 9/30/2001
Oil & Gas Operations	Consolidated		Domestic	North Sea	Equatorial Guinea	Other International(1)
Daily Production
Liquids (Bbl)	29,773		18,454	4,022	4,619	2,678
Natural Gas (Mcf)	427,151	(2)	383,071	17,740	24,573	1,767	(2)
Average Realized Price
Liquids per Bbl	$23.95		$24.71	$21.89	$24.18	$21.43
Natural Gas per Mcf	$4.46		$4.82	$3.12	$0.24	$0.94

BBL—barrel
MCF—thousand cubic feet

(1)
Other International includes operations in Argentina, China, Ecuador, Israel and Vietnam.

(2)
Ecuador natural gas volumes are included in Other International and Consolidated production, but are not included in natural gas sales revenue for either. Because the gas-to-power project in Ecuador is 100 percent owned by Noble Energy, intercompany natural gas sales are eliminated for accounting purposes.

        Oil and gas exploration expense increased $1.8 million and decreased $6.9 million for the three months and nine months, respectively, ended September 30, 2002, as compared with the same periods in 2001. The third quarter 2002 increase is primarily due to an increase in undeveloped lease amortization and the nine month decrease is attributable to a $17.5 million decrease in dry hole expense offset by a $10.6 million increase in seismic, undeveloped lease amortization and other expenses.

        Oil and gas operations expense increased $10.3 million and $14.4 million for the three months and nine months, respectively, ended September 30, 2002, as compared with the same periods in 2001. The increase in oil and gas operating costs was due primarily to higher international transportation expense, higher workover expense and increased taxes in Argentina.

        Depreciation, depletion and amortization (DD&A) expense increased $2.1 million and $9.5 million for the three months and nine months, respectively, ended September 30, 2002 compared with the same periods in 2001. The unit rate of DD&A per barrel of oil equivalents (BOE), converting gas to oil on the basis of six MCF per barrel, was $8.09 for the first nine months of 2002 compared with $7.61 for the same period of 2001. The increase in the unit rate per BOE is due primarily to increased development costs incurred in the Gulf of Mexico to stabilize the Company's oil and gas production volumes, which are being amortized in the current and subsequent quarters as the oil and natural gas are produced. The Company has recorded, through charges to DD&A, a reserve for future liabilities related to dismantlement and reclamation costs for offshore facilities. This reserve is based on the best estimates of Company engineers of such costs to be incurred in future years.

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

        Interest expense increased 36 percent and 53 percent for the three months and nine months, respectively, ended September 30, 2002 as compared with the same periods in 2001. The increase in interest expense is attributable to additional credit facility borrowings, interest expense associated with the AMCCO debt, and short-term loans which fluctuate according to the Company's financial needs. The average interest rate on short-term loans for the nine month period was 2.81 percent. There were no short-term loans made in 2001.

FUTURE TRENDS

        The Company expects oil and gas production to increase in 2002 and 2003 compared to 2001. The increase in 2002 will be due primarily to a full year of production from the expansion of the Alba field in Equatorial Guinea and the Hanze field in the North Sea. The increase in 2003 would be due primarily to a full year of production in China and Ecuador.

        The Company initially set its 2002 capital expenditure budget at approximately $520 million; however, international projects are moving forward ahead of schedule and, as a result, on October 29, 2002 the Board of Directors approved a $65 million increase in the 2002 capital expenditure budget bringing it to $585 million. Such expenditures are planned to be funded through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or borrowings.

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

        The agreement is scheduled to mature in January 2003. Under the provisions of the agreement, the Company can choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company's share price decreases by 50 percent ($16.77) or if the Company's credit rating is downgraded below BBB- (S&P) or Baa3 (Moody's). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company's capital in excess of par value. No settlements have occurred to date. As of September 30, 2002, the fair value of the Company's obligation under the contract would be an obligation to pay approximately $35.5 million to the bank (and hold the shares as treasury stock), or the bank would return 1,011 shares of Company stock to the Company, or the bank would pay a de minimis amount to the Company.

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

        During the third quarter of 2002, the Company had entered into various natural gas costless collars, natural gas costless collar combinations and crude oil costless collar transactions related to its production.

        In the third quarter of 2002, natural gas costless collars were for 120,000 MMBTU of natural gas per day, with floor prices ranging from $2.75 to $3.25 per MMBTU and ceiling prices ranging from $3.50 to $5.10 per MMBTU; and the costless collar combinations were for 75,000 MMBTU of natural gas per day, with floor prices ranging from $3.00 to $3.25 per MMBTU and ceiling prices ranging from $4.30 to $5.00 per MMBTU, with a $.50 premium to index on prices below the floors. The realized effect of the natural gas arrangements on gas sales for the third quarter was an increase of $.05 per MCF. For the first nine months of 2002, the Company had natural gas costless collars for 113,443 MMBTU per day, with floor prices ranging from $2.00 to $3.25 per MMBTU and ceiling prices ranging from $2.45 to $5.10 per MMBTU; and the costless collar combinations were for 58,608 MMBTU of natural gas per day, with floor prices ranging from $2.00 to $3.25 per MMBTU and ceiling prices ranging from $2.95 to $5.00 per MMBTU, with a $.25 to $.50 premium to index on prices below the floors. The realized effect of the natural gas arrangements for the first nine months of 2002 in the average natural gas price was an increase of $.04 per MCF.

        The crude oil costless collars for the third quarter were for 10,000 BBLS of oil per day, with floor prices ranging from $23.00 to $24.00 per BBL and ceiling prices ranging from $29.30 to $30.00 per BBL. The realized effect on oil sales for the third quarter for these crude oil costless collars was a decrease of $.02 per BBL. For the first nine months of 2002, the Company had crude oil costless collars for 4,487 BBLS of oil per day, with floor prices ranging from $23.00 to $24.00 per BBL and ceiling prices ranging from $29.30 to $30.00 per BBL. The realized effect of the costless collar transactions for the first nine months of 2002 in the average crude oil price was a decrease of $.01 per BBL.

        In addition, the Company has entered into natural gas and crude oil costless collars to support the Company's investment program as follows:

	Gas		Oil
Production Period	Volumes Per Day	Price Per MMBTU Floor—Ceiling	Volumes Per Day	Price Per BBL Floor—Ceiling
4Q2002	165,000	$3.24-$4.46	7,500	$24.00-$30.04
1Q2003	185,000	$3.39-$4.78	15,000	$23.00-$28.63
2Q2003	145,000	$3.34-$4.45	15,000	$23.00-$28.63
3Q2003	145,000	$3.34-$4.45	10,000	$23.00-$27.95
4Q2003	145,000	$3.34-$4.75	10,000	$23.00-$27.95

        Of the 165,000 MMBTU of natural gas per day costless collars for the fourth quarter of 2002, 25,000 MMBTU of natural gas per day was terminated and as a result, the Company will recognize an additional $.70 per MMBTU on the 25,000 MMBTU of natural gas per day in the fourth quarter of 2002.

        The Company assumed swaps related to the acquisition of Aspect Resources, Inc. Based on the cost of these swaps, the Company will realize prices of approximately $3.20 per MMBTU and $22.00 per BBL for this time period related to these volumes. There was no realized effect on the average gas price and a realized effect of $.03 per BBL decrease in the average crude oil price in the third quarter of 2002 due to the purchased swaps. The realized effect of the purchased swaps for the first nine months of 2002 was an increase of $.01 per MCF and a decrease of $.02 per BBL in the average natural gas and crude oil prices. The remaining Aspect fixed price hedges are listed in the table below:

	Gas		Oil
Production Period	Volumes Per Day	Price Per MMBTU	Volumes Per Day	Price Per BBL
4Q2002	4,730	$4.68	110	$25.57
2003	2,480	$4.39	40	$23.45
1Q2004	1,154	$4.24	18	$22.81

        The contracts entitle the Company (floating price payor) to receive settlement from the counterparty (fixed price payor) for each calculation period, in amounts, if any, by which the settlement price for the last scheduled NYMEX trading day applicable for each calculation period is less than the floor or fixed price. The Company would pay the counterparty, if the settlement price for the last scheduled NYMEX trading day applicable for each calculation period, is more than the ceiling or fixed price. The amount payable by the floating price payor, if the floating price is above the ceiling or fixed price, is the product of the notional quantity per calculation period and the excess, if any, of the floating price over the ceiling or fixed price in respect of each calculation period. The amount payable by the fixed price payor, if the floating price is below the floor or fixed price, is the product of the notional quantity per calculation period and the excess, if any, of the floor or fixed price over the floating price in respect of each calculation period.

        During the third quarter of 2001, the Company had no price risk management arrangements for its production other than those entered into by NGM, which are described below.

        NGM, from time to time, employs price risk management arrangements in connection with its purchases and sales of production. While most of NGM's purchases are made for an index-based price, NGM's customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NGM may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of September 30, 2002 the Company believes it had no material market risk exposure from NGM's price risk arrangements. During the third quarter of 2002, NGM had price risk arrangements with broker-dealers that represented approximately 1,221,000 MMBTU's of gas per day. Arrangements for October 2002 through May 2006, which range from 20,000 MMBTU's to 999,000 MMBTU's of gas per day, for future physical transactions, were not closed at September 30, 2002. During the third quarter of 2001, NGM had price risk arrangements with broker-dealers that represented approximately 1,473,000 MMBTU's of gas per day. For the nine months ended September 30, 2002, NGM had hedging transactions that represented approximately 1,388,000 MMBTU's of gas per day, compared with 1,290,000 MMBTU's of gas per day for the same period in 2001.

        The Company has a $400 million credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2002, the Company had $380 million outstanding on its $400 million credit facility, which has a maturity date of November 30, 2006. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. The Company also has a $200 million 364-day credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At September 30, 2002, there were no amounts outstanding under this credit agreement. All other Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

        The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the functional currency for each of the Company's international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. Such gains or losses are included in other expense on the income statement. However, certain sales transactions are concluded in foreign currencies and the Company therefore is exposed to potential risk of loss based on fluctuation in exchange rates from time to time.

ITEM 4. CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures by Charles D. Davidson, the Company's principal executive officer, and James L. McElvany, the Company's principal financial officer, as of a date within 90 days of the filing date of this quarterly report, each of them has concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b)
The following reports on Form 8-K were filed by the Company:

(i)
A Form 8-K was filed on August 7, 2002, relating to the filing of sworn statements of the Chief Executive Officer and the Chief Financial Officer of the Company to the Commission as required by SEC Order 4-460. The date of such report (the date of the earliest event reported) was August 7, 2002.

(ii)
A Form 8-K was filed on August 13, 2002, relating to the disclosure of the correspondence to the Commission, regarding the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that accompanied the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC. (Registrant)
Date November 13, 2002	By:	/s/ JAMES L. MCELVANY JAMES L. McELVANY Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, Charles D. Davidson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:            November 13, 2002

/s/ CHARLES D. DAVIDSON
CHARLES D. DAVIDSON
Chief Executive Officer

CERTIFICATION

I, James L. McElvany, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:            November 13, 2002

/s/ JAMES L. MCELVANY
JAMES L. McELVANY
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
99.1	Certification of the Company's Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.2	Certification of the Company's Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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
NOBLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
  LIQUIDITY AND CAPITAL RESOURCES
  RESULTS OF OPERATIONS
  FUTURE TRENDS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS