Form 10-Q
period 2003-03-31
NOBLE ENERGY INC
filed 2003-05-15
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares of common stock outstanding as of April 30, 2003: 57,390,616

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and short-term investments	$33,319	$15,442
Accounts receivable - trade	333,869	232,924
Oil and gas hedges receivable	8,159	10,271
Materials and supplies inventories	13,292	10,663
Other current assets	34,835	41,074
Total Current Assets	423,474	310,374
Property, Plant and Equipment, at cost	4,531,729	4,334,015
Less: accumulated depreciation, depletion and amortization	(2,288,420)	(2,194,230)
Total property, plant and equipment, net	2,243,309	2,139,785
Investment in Unconsolidated Subsidiary	235,978	234,668
Other Assets	52,457	45,188

Total Assets	$2,955,218	$2,730,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - trade	$418,847	$351,856
Current installments of long-term debt	42,245	41,919
Oil and gas hedges payable	46,398	32,285
Other current liabilities	41,123	36,159
Income taxes - current	23,211	9,535
Total Current Liabilities	571,824	471,754
Deferred Income Taxes	203,920	201,939
Other Deferred Credits and Noncurrent Liabilities	189,470	69,820
Long-Term Debt	958,450	977,116

Total Liabilities	1,923,664	1,720,629

Shareholders’ Equity:
Common stock	199,649	199,558
Capital in excess of par value	406,049	405,271
Retained earnings	491,052	458,490
Accumulated other comprehensive loss	(25,866)	(14,603)
	1,070,884	1,048,716
Less Common Stock in Treasury (at cost, 2,505,522 shares)	(39,330)	(39,330)

Total Shareholders’ Equity	1,031,554	1,009,386

Total Liabilities and Shareholders’ Equity	$2,955,218	$2,730,015

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

REVENUES:
Oil and gas sales and royalties	$248,495	$146,072
Gathering, marketing and processing	17,900	14,781
Electricity sales	19,325
Income (loss) from unconsolidated subsidiary	12,732	(425)
Other income	169	3,007

	298,621	163,435

COSTS AND EXPENSES:
Oil and gas operations	45,366	32,375
Transportation	3,539	4,773
Oil and gas exploration	35,402	36,405
Gathering, marketing and processing	18,444	13,085
Electricity generation	13,586
Depreciation, depletion and amortization	82,276	75,502
Selling, general and administrative	13,629	11,323
Accretion of asset retirement liability	2,333
Interest	15,457	15,419
Interest capitalized	(1,930)	(4,351)

	228,102	184,531

INCOME (LOSS) BEFORE TAXES	70,519	(21,096)

INCOME TAX PROVISION (BENEFIT)	29,823	(5,998)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$40,696	$(15,098)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	(5,839)

NET INCOME (LOSS)	$34,857	$(15,098)

EARNINGS PER SHARE:
Basic –
Income (loss) before cumulative effect of change in accounting principle	$0.71	$(0.26)
Cumulative effect of change in accounting principle, net of tax	(0.10)

Net income (loss)	$0.61	$(0.26)

Diluted –
Income (loss) before cumulative effect of change in accounting principle	$0.70	$(0.26)
Cumulative effect of change in accounting principle, net of tax	(0.10)

Net income (loss)	$0.60	$(0.26)

Weighted average number of shares outstanding – Basic	57,376	57,014
Weighted average number of shares outstanding – Diluted	57,883	57,014

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total Shareholders’ Equity
Balance at December 31, 2002		$199,558	$405,271	$458,490	$(14,603)	$(39,330)	$1,009,386
Net income	$34,857			34,857			34,857
Change in fair value of cash flow hedges, net of income tax	(11,263)				(11,263)		(11,263)
Shares issued		91	778				869
Dividends declared ($0.04 per share)				(2,295)			(2,295)

Total	$23,594

Balance at March 31, 2003		$199,649	$406,049	$491,052	$(25,866)	$(39,330)	$1,031,554

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$34,857	$(15,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	82,276	75,502
Depreciation, depletion and amortization - electricity generation	7,565
Dry hole expense	20,312	22,961
Amortization of unproved leasehold costs	5,804	3,859
Cumulative effect of changes in accounting principles, net of tax	5,839
(Gain) loss on disposal of assets	1,045	(3,598)
Noncurrent deferred income taxes (benefits)	5,125	(1,560)
Accretion of asset retirement liability	2,333
(Income) loss from unconsolidated subsidiary	(12,732)	426
Dividends received from unconsolidated subsidiary	12,375
Increase in deferred credits	7,496	14,108
(Increase) in other	(7,181)	(395)
Changes in operating assets and liabilities, not including cash:
(Increase) in accounts receivable	(100,945)	(28,702)
Decrease in other current assets and inventories	8,573	36,745
Increase (decrease) in accounts payable	66,991	(7,980)
Increase (decrease) in other current liabilities	18,640	(22,097)

Net Cash Provided by Operating Activities	158,373	74,171

Cash Flows From Investing Activities:
Capital expenditures	(119,733)	(155,087)
Investment in unconsolidated subsidiary	(953)	(4,781)
Proceeds from sale of property, plant and equipment		19,635

Net Cash Used in Investing Activities	(120,686)	(140,233)

Cash Flows From Financing Activities:
Exercise of stock options	869	1,256
Cash dividends paid	(2,295)	(2,280)
Proceeds from bank debt	70,200	97,724
Repayment of bank debt	(87,011)	(63,000)
Repayment of note payable obtained in Aspect acquisition	(1,573)	(7,561)

Net Cash Provided by (Used in) Financing Activities	(19,810)	26,139

Increase (Decrease) in Cash and Short-term Investments	17,877	(39,923)

Cash and Short-term Investments at Beginning of Period	15,442	73,237

Cash and Short-term Investments at End of Period	$33,319	$33,314

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$5,147	$2,555
Income taxes refunded	$(4,353)	$(23,905)
Debt obtained from consolidation of AMCCO (net of discount)	$	$122,076

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of Noble Energy, Inc. (the “Company” or “Noble Energy”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002; the results of operations for the three month periods ended March 31, 2003 and 2002, respectively; the statement of comprehensive income and shareholders’ equity for the three month period ended March 31, 2003; and the cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(1)  STOCK-BASED EMPLOYEE COMPENSATION

The Company currently accounts for stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

For the three months ended March 31:

(in thousands except per share amounts)	2003	2002
Net income, as reported	$34,857	$(15,098)
Add: Stock-based compensation cost recognized, net of related tax effects	70,857	349,385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79,268)	(358,388)
Pro forma net income	$26,446	$(24,101)
Earnings per share:
Basic - as reported	$0.61	$(0.26)
Basic - pro forma	$0.46	$(0.42)
Diluted - as reported	$0.61	$(0.26)
Diluted - pro forma	$0.46	$(0.42)

(2)  INCOME TAX PROVISION (BENEFIT)

For the three months ended March 31:

	(In thousands)
	2003	2002

Current	$24,698	$(4,438)
Deferred	5,125	(1,560)
	$29,823	$(5,998)

(3)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

The following table summarizes the calculation of basic and diluted EPS.

For the three months ended March 31:

	2003		2002
(in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Net income (loss)/shares	34,857	57,376	$(15,098)	57,014
Basic EPS	$0.61		$(0.26)

Net income (loss)/shares	34,857	57,376	$(15,098)	57,014
Effect of Dilutive Securities Stock options (1)		507
Adjusted net income (loss)/shares	34,857	57,883	$(15,098)	57,014
Diluted EPS	$0.60		$(0.26)

(1)               The effect of dilutive securities on first quarter 2002 diluted EPS is antidilutive as a result of the net operating loss; therefore, the basic EPS and diluted EPS are the same. The number of dilutive securities that would have been used to determine fully diluted EPS was 606 with adjusted shares of 57,620.

The table below reflects the amount of options not included in the EPS calculation above, as they were antidilutive.

For the three months ended March 31:

	2003	2002
Options excluded from dilution calculation	2,703,293	2,241,933
Range of exercise prices	$35.37 - $43.21	$35.40 - $43.21
Weighted average exercise price	$41.53	$39.87

(4)  GEOGRAPHICAL DATA

The Company has operations throughout the world and manages its operations by country. The following information is grouped into five components that are all primarily in the business of natural gas and crude oil exploration and production:  United States, North Sea, Equatorial Guinea, Israel and Other International, Corporate and Marketing. Other International includes operations in Argentina, China, Ecuador and Vietnam. The following segment data was prepared on the same basis as Noble Energy’s consolidated financial statements.

Oil & Gas Operations

Three Months Ended 3/31/2003

(Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$100,003	$44,177	$23,599	$16,900	$	$15,327
Gas Sales	148,492	142,146	5,349	970		27
Gathering, Marketing and Processing Revenue	17,900					17,900
Electricity Sales	19,325					19,325
Income from Unconsolidated Subsidiaries	12,732			12,732
Other	169	(1,029)	(23)		1	1,220
Total Revenues	298,621	185,294	28,925	30,602	1	53,799

COSTS AND EXPENSES
Oil and Gas Operations	45,366	31,982	2,935	4,285		6,164
Transportation	3,539		2,268			1,271
Oil and Gas Exploration	35,402	21,221	605	46	274	13,256
Gathering, Marketing and Processing Costs	18,444					18,444
Electricity Generation	13,586					13,586
DD&A	82,276	67,878	7,727	2,175	9	4,487
SG&A	13,629	4,188		60		9,381
Accretion of Asset Retirement Liability	2,333					2,333
Interest Expense (net)	13,527					13,527
Total Costs and Expenses	228,102	125,269	13,535	6,566	283	82,449

OPERATING INCOME (LOSS)	$70,519	$60,025	$15,390	$24,036	$(282)	$(28,650)

Three Months Ended 3/31/2002 (Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$61,362	$29,818	$15,877	$9,552	$	$6,115
Gas Sales	84,710	78,924	5,720	825		(759)
Gathering, Marketing and Processing Revenue	14,781					14,781
Electricity Sales
Income from Unconsolidated Subsidiaries	(425)			(425)
Other	3,007	2,947	127	1		(68)
Total Revenues	163,435	111,689	21,724	9,953		20,069

COSTS AND EXPENSES
Oil and Gas Operations	32,375	26,790	2,355	2,095		1,135
Transportation	4,773		2,449			2,324
Oil and Gas Exploration	36,405	29,762	2,178	36	1,358	3,071
Gathering, Marketing and Processing Costs	13,085					13,085
Electricity Generation
DD&A	75,502	64,135	7,191	1,144	5	3,027
SG&A	11,323	4,765	(35)	204	2	6,387
Interest Expense (net)	11,068					11,068
Total Costs and Expenses	184,531	125,452	14,138	3,479	1,365	40,097

OPERATING INCOME (LOSS)	$(21,096)	$(13,763)	$7,586	$6,474	$(1,365)	$(20,028)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET)
As of 3/31/03	$2,243,309	$1,291,219	$94,165	$190,659	$207,460	$459,806
As of 3/31/02	$1,989,938	$1,288,811	$99,853	$91,995	$123,346	$385,933

(5)  DERIVATIVES AND HEDGING ACTIVITIES

The Company, directly or through its subsidiaries, from time to time, uses various derivative arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price swaps, costless collars and other contractual arrangements. Although these arrangements expose the Company to credit risk, the Company takes reasonable steps to protect itself from nonperformance by its counterparties including periodic assessment of necessary provisions for bad debt allowance; however, the Company is not able to predict sudden changes in its counterparties’ creditworthiness. The Company accounts for its derivative arrangements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and has elected to designate its derivative arrangements as cash flow hedges. Gains and losses from such arrangements related to the Company’s oil and gas production and which qualify for hedge accounting treatment are recorded in oil and gas sales and royalties upon sale of the associated products.

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the first quarter of 2003. The table below depicts the various transactions for the first quarter.

Natural Gas		Crude Oil
Hedge MMBTUpd	188,000	Hedge Bpd	15,000
Floor price range	$3.25 - $3.75	Floor price	$23.00
Ceiling price range	$4.00 - $5.20	Ceiling price range	$27.20 - $30.00
Percent of daily production	49%	Percent of daily production	40%
Realized loss per Mcf	$(0.85)	Realized loss per Bbl	$(2.05)

Of the above natural gas costless collars, 45,000 MMBTUpd relate to the Aspect acquisition and were put in place in November 2001.

As of March 31, 2003, the Company had entered into future costless collars related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
Production Period	Volumes Per Day	Average Price Per MMBTU Floor - Ceiling	Volumes Per Day	Average Price Per Bbl Floor - Ceiling

2Q2003	185,000	$3.43 - $4.57	15,000	$23.00 - $28.63
3Q2003	185,000	$3.43 - $4.60	15,000	$23.67 - $29.53
4Q2003	185,000	$3.43 - $4.84	10,000	$23.00 - $27.95
1Q2004	60,000	$4.63 - $6.30
2Q2004	30,000	$3.75 - $5.16

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

The Company entered into various natural gas costless collars related to its production for the first quarter of 2002. The table below depicts the various transactions for the first quarter.

Natural Gas
Hedge MMBTUpd	140,556
Floor price range	$2.00 - $3.25
Ceiling price range	$2.45 - $5.10
Percent of daily production	34%
Realized gain per Mcf	$0.12

Noble Energy Marketing, Inc. (“NEMI”), from time to time, employs various derivative arrangements in connection with its purchases and sales of third-party production to lock in profits or limit exposure to gas price risk. Most of the purchases made by NEMI are on an index basis; however, purchasers in the markets in which NEMI sells often require fixed or NYMEX-related pricing. NEMI may use a derivative to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility.

NEMI records hedging gains or losses relating to fixed-term sales as gathering, marketing and processing revenues in the periods in which the related contract is completed.

At March 31, 2003, the Company recorded crude oil and natural gas hedge receivables of $8.2 million, crude oil and natural gas hedge liabilities of $46.5 million and other comprehensive loss, net of tax, of $25.9 million related to the Company’s cash flow hedging contracts.

During the first quarter of 2003, the Company had contracts with Enron North America Corporation (“ENA”) that resulted in $5.7 million of income (net of allowance) recognized in earnings. In addition, as of March 31, 2003, the Company had NYMEX-related transactions totaling 227 contracts with ENA with a mark-to-market receivable value of $1.9 million. For additional discussion of ENA matters, see Note 10, “Commitments and Contingencies” of this Form 10-Q.

(6)  ATLANTIC METHANOL PRODUCTION COMPANY (“AMPCO”) METHANOL OPERATIONS

The following are the results of operations for the Company’s unconsolidated subsidiaries as of March 31, 2003.

AMPCO METHANOL OPERATIONS
 (Unaudited) (Dollars in Thousands)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Methanol sales	$22,595	$8,835
Sales of purchased methanol	2,058
Other	1,635	1,100

Total Revenues	26,288	9,935

COSTS AND EXPENSES:
Cost of goods manufactured	8,577	7,533
Cost of purchased methanol	2,016
DD&A	2,408	2,412
SG&A	555	416

Total Costs and Expenses	13,556	10,361

INCOME (LOSS) FROM UNCONS. SUBS.	$12,732	$(426)

Methanol Sales (MGal)	34,486	30,941
Average Realized Price ($/Gal)	$0.66	$0.29

(7) COMPANY STOCK REPURCHASE PLAN

The Company’s Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company’s common stock. In the first quarter of 2000, the Company repurchased approximately $30 million of common stock. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company’s cash flow. On September 17, 2001 the Company’s Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. During the fourth quarter of 2001, in conjunction with the expanded repurchase program, the Board approved a stock repurchase forward program. Under the stock repurchase forward program, one of the Company’s banks purchased approximately $35 million of the Company’s stock or 1,044,454 shares on the open market during the first quarter of 2002.

The program was scheduled to mature in January 2003 but has been extended to January 2004. Under the provisions of the agreement with the bank, the Company can choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company’s share price decreases by 50 percent (to $16.77 per share) or if the Company’s credit rating is downgraded below BBB- (S&P) or Baa3 (Moody’s). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company’s capital in excess of par value. No settlements have occurred to date. As of March 31, 2003, the fair value of the Company’s obligation under the contract would be an obligation to pay approximately $36.4 million to the bank (and hold the shares as treasury stock), or the Company would distribute 20,294 shares of Company stock to the bank, or the Company would pay $696 thousand to the bank.

(8) RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS

In June 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues contained in Topic 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” While the Company does not engage in material energy trading activities, the EITF has expanded its definition of energy trading activities to include the marketing activities in which the Company is engaged. As of January 1, 2003, the Company presents its gathering, marketing and processing activities in the statement of operations for all periods on a net rather than a gross basis. The change significantly decreased reported marketing sales and purchases, but had no effect on operating income or cash flow.

(9) RECENTLY ISSUED PRONOUNCEMENTS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and recognized as the fair value of asset retirement obligations, $99.8 million related to the United States and $10.0 million related to the North Sea. The Company also recognized an after tax charge of $5.8 million as the cumulative effect of adoption of this standard in the first quarter of 2003.

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

(Dollars in Thousands)	Three Months Ended March 31, 2003

Beginning of the period	$
Initial adoption entry	109,821
Liabilities incurred in the current period
Liabilities settled in the current period
Accretion expense	2,333
End of the period	$112,154

The following table summarizes the pro forma net income and earnings per share, for the three months ended March 31, 2002, for the change in accounting implemented on January 1, 2002 (in thousands, except per share amounts):

	As Reported	Pro Forma
Net income	(15,098)	(17,493)
Net income per share, basic	$(.26)	$(.31)
Net income per share, diluted	$(.26)	$(.31)

In addition, on a pro forma basis as required by SFAS No. 143, if the Company had applied the provisions of SFAS No. 143 as of January 1, 2002, the amount of asset retirement obligations would have been $99.7 million.

SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The Company has not quantified the impact of adopting SFAS No. 149, but believes there will be no material impact on the Company’s results of operations or financial position.

(10) COMMITMENTS AND CONTINGENCIES

On October 15, 2002, Noble Gas Marketing, Inc., Samedan Oil Corporation and Aspect Resources L.L.C., collectively referred to as the “Noble Defendants,” filed proofs of claim in the United States Bankruptcy Court for the Southern District of New York in response to bankruptcy filings by Enron Corporation and certain of its subsidiaries and affiliates, including ENA, under Chapter 11 of the U.S. Bankruptcy Code. The proofs of claim relate to certain natural gas sales agreements and aggregate approximately $18 million.

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

On January 13, 2003, the Noble Defendants each filed an answer to the complaint. On January 29, 2003, the Noble Defendants filed the Motion of Noble Energy Marketing, Inc., as Successor to Noble Gas Marketing, Inc., Aspect Resources L.L.C., and Noble Energy, Inc., as Successor to Samedan Oil Corporation, to Compel Arbitration. On March 4, 2003, the Court issued its Order Governing Mediation of Trading Cases and Appointing the Honorable Allan L. Gropper as Mediator (the “Mediation Order”) which, among other things, abated this case and referred it to mediation along with other pending adversary proceedings in the Enron bankruptcy cases which involve disputes arising from or in connection with commodity trading contracts. Pursuant to the Mediation Order, the Honorable Allan L. Gropper (United States Bankruptcy Judge for the Southern District of New York) is acting as mediator for this case and the other trading cases which have been referred to him.

(11) RECLASSIFICATION

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.  These reclassifications are not material to the Company’s financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

General. Noble Energy is including the following discussion to generally inform our existing and potential security holders of some of the risks and uncertainties that can affect the Company and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, the Company’s management or persons acting on management’s behalf make forward-looking statements to inform existing and potential security holders about the Company. These statements may include, but are not limited to, projections and estimates concerning the timing and success of specific projects and the Company’s future: (1) income, (2) crude oil and natural gas production, (3) crude oil and natural gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Sometimes the Company will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this Form 10-Q, the matters discussed in this Form 10-Q are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $84.2 million to $158.4 million in the three months ended March 31, 2003 from $74.2 million in the same period of 2002. Cash and short-term investments increased from $15.4 million at December 31, 2002 to $33.3 million at March 31, 2003. These increases are primarily a result of higher natural gas and liquids prices in 2003 versus the comparable period in 2002.

On October 15, 2002, Noble Gas Marketing, Inc., Samedan Oil Corporation and Aspect Resources L.L.C., collectively referred to as the “Noble Defendants,” filed proofs of claim in the United States Bankruptcy Court for the Southern District of New York in response to bankruptcy filings by Enron Corporation and certain of its subsidiaries and affiliates, including ENA, under Chapter 11 of the U.S. Bankruptcy Code. The proofs of claim relate to certain natural gas sales agreements and aggregate approximately $18 million.

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

On January 13, 2003, the Noble Defendants each filed an answer to the complaint. On January 29, 2003, the Noble Defendants filed the Motion of Noble Energy Marketing, Inc., as Successor to Noble Gas Marketing, Inc., Aspect Resources L.L.C., and Noble Energy, Inc., as Successor to Samedan Oil Corporation, to Compel Arbitration. On March 4, 2003, the Court issued its Order Governing Mediation of Trading Cases and Appointing the Honorable Allan L. Gropper as Mediator (the “Mediation Order”) which, among other things, abated this case and referred it to mediation along with other pending adversary proceedings in the Enron bankruptcy cases which involve disputes arising from or in connection with commodity trading contracts. Pursuant to the Mediation Order, the Honorable Allan L. Gropper (United States Bankruptcy Judge for the Southern District of New York) is acting as mediator for this case and the other trading cases which have been referred to him.

During the first quarter of 2003, the Company borrowed and repaid $20 million on its $400 million credit facility, which resulted in the March 31, 2003 balance of $380 million being the same amount that was drawn on the $400 million credit facility at December 31, 2002. The Company also has available a $200 million 364-day credit agreement with certain commercial lending institutions. At March 31, 2003, there were no amounts outstanding under this credit agreement. Long-term debt at March 31, 2003 was $958.4 million compared with $977.1 million at December 31, 2002.

The Company set its 2003 capital expenditures budget at approximately $510 million. Through March 31, 2003, the Company has expended approximately $110 million of its $510 million 2003 capital expenditures budget.  Such expenditures are planned to be funded principally through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or available lines of credit and other borrowing opportunities.

Through AMPCO, the Company participated with a 50 percent expense interest (45 percent ownership net of a five percent carried interest for the Equatorial Guinea Government), in a joint venture with a partner in the construction of a methanol plant on Bioko Island in Equatorial Guinea. The plant is using the gas from the Company’s 34 percent owned

Alba field as feedstock. The plant is designed to utilize up to 125 MMcf of gas per day and can produce 2,500 metric tons of methanol per day, which equates to approximately 20,000 Bbls per day. Initial production of commercial grade methanol commenced May 2, 2001. The methanol plant has a 25-year contract to purchase natural gas from the Alba field. The plant produced approximately 231,000 metric tons of methanol in the first quarter of 2003. For the first three months of 2002, the methanol plant produced approximately 209,000 metric tons of methanol. The plant’s output for the balance of 2003 is under contract.

The Company follows the entitlements method of accounting for its natural gas imbalances. The Company’s estimated natural gas imbalance receivables were $20.0 million at March 31, 2003 and $20.1 million at December 31, 2002. Estimated natural gas imbalance liabilities were $16.4 million at March 31, 2003 and $15.4 million at December 31, 2002. These imbalances are valued at the amount that is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life, or at the end of the life, of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of natural gas imbalances will not have a material impact on its liquidity.

RESULTS OF OPERATIONS

For the first quarter of 2003, the Company recorded net income of  $34.9 million, or $.61 per share, compared with a net loss of $15.1 million, or ($.26) per share, in the first quarter of 2002. The increase in net income in the first quarter was a result of significantly higher commodity prices. Realized natural gas and crude oil prices increased 101 percent and 48 percent, respectively, compared with the same period in 2002. Methanol prices increased 128 percent in the first quarter of 2003 compared with the same period in 2002.

Natural gas sales for the Company, excluding third-party sales by NEMI, a wholly owned subsidiary of the Company, increased 75 percent for the three months ended March 31, 2003 compared with the same period in 2002. Domestically, natural gas sales increased 80 percent, primarily due to an increase of 117 percent in natural gas prices, offset by a decrease of 16 percent in average daily natural gas production volumes, compared with the same period in 2002. In the North Sea, natural gas sales decreased six percent, primarily due to a decrease of 18 percent in average daily natural gas production volumes, offset by an increase of 14 percent in natural gas prices.

Crude oil sales for the Company, excluding third-party sales by NEMI, increased 63 percent for the three months ended March 31, 2003 compared with the same period in 2002. First quarter sales were up due to a 48 percent increase in crude oil prices, coupled with a 10 percent increase in average daily crude oil production. Domestically, crude oil sales increased 48 percent, primarily due to an increase of 44 percent in crude oil prices, coupled with an increase of three percent in average daily crude oil production. In the North Sea, crude oil sales increased 49 percent due to an increase of 61 percent in the average crude oil price, offset by a decrease of eight percent in the average daily crude oil production. In Equatorial Guinea, crude oil sales increased 77 percent, due to an increase of 43 percent in crude oil prices, coupled with an increase of 24 percent in the average daily crude oil production. Other International sales increased 152 percent, due to an increase of 42 percent in the average crude oil price, coupled with an increase of 77 percent in the average daily crude oil production.

NEMI markets the majority of the Company’s domestic natural gas, as well as certain third-party natural gas. NEMI sells natural gas directly to end-users, natural gas marketers, industrial users, interstate and intrastate pipelines, power generators and local distribution companies. NEMI markets a portion of the Company’s domestic crude oil, as well as certain third-party crude oil. As of January 1, 2003, the Company presents its gathering, marketing and processing activities in the statement of operations for all periods on a net rather than a gross basis.  All other expenses are recorded as gathering, marketing and processing expenses. All intercompany sales and expenses have been eliminated in the Company’s consolidated financial statements.

For the first quarter of 2003, net revenues and expenses from NEMI third-party sales totaled $17.9 million and $18.4 million, respectively, for a combined gross margin of ($.5) million. In comparison, for the first quarter of 2002, NEMI third-party sales and expenses of $14.8 million and $13.1 million, respectively, resulted in a combined gross margin of $1.7 million. The Company adopted EITF Topic 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” on January 1, 2003. The result of the adoption of EITF 02-03 was to reduce gathering, marketing and processing revenues and expenses. The adoption did not have an effect on the Company’s net results from operations for either period.

The Company, directly or through its subsidiaries, from time to time, uses various derivative arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price swaps, costless collars and other contractual arrangements. Although these arrangements expose the Company to credit risk, the Company takes reasonable steps to protect itself from nonperformance by its counterparties including periodic assessment of necessary provisions for bad debt allowance; however, the Company is not able to predict sudden changes in its counterparties’ creditworthiness. The Company accounts for its derivative arrangements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and has elected to designate its derivative arrangements as cash flow hedges. Gains and losses from such arrangements related to the Company’s crude oil and natural gas production and which qualify for hedge accounting treatment are recorded in oil and gas sales and royalties upon sale of the associated products. For more information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

At March 31, 2003, the Company recorded crude oil and natural gas hedge receivables of $8.2 million, crude oil and natural gas hedge liabilities of $46.5 million and other comprehensive loss, net of tax, of $25.9 million related to the Company’s cash flow hedging contracts.

During the first quarter of 2003, the Company had contracts with ENA that resulted in $5.7 million of income (net of allowance) recognized in earnings. In addition, as of March 31, 2003, the Company had NYMEX-related transactions totaling 227 contracts with ENA with a mark-to-market receivable value of $1.9 million. For additional discussion of ENA matters, see Note 10, “Commitments and Contingencies” of this Form 10-Q.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and recognized as the fair value of asset retirement obligations, $99.8 million related to the United States and $10.0 million related to the North Sea. The Company also recognized an after tax charge of $5.8 million as the cumulative effect of adoption of this standard in the first quarter of 2003.

Certain selected geographical oil and gas operating statistics follow:

Oil & Gas Operations for the Three Months Ended 3/31/2003	Consolidated		United States	North Sea	Equatorial Guinea	Other International	(1)

Daily Production
Liquids (Bbl)
Natural Gas (Mcf)	37,757		18,528	7,594	6,257	5,378
	380,868	(2)	295,192	15,572	43,436	26,668	(2)
Average Realized Price
Liquids per Bbl	$29.43		$26.49	$34.53	$30.01	$31.66
Natural Gas per Mcf	$4.65		$5.35	$3.82	$0.25	$0.32

Oil & Gas Operations for the Three Months Ended 3/31/2002

Daily Production
Liquids (Bbl)	34,381	18,053	8,235	5,056	3,037
Natural Gas (Mcf)	408,209	350,843	18,975	37,538	853

Average Realized Price
Liquids per Bbl	$19.83	$18.37	$21.42	$20.99	$22.27
Natural Gas per Mcf	$2.31	$2.47	$3.35	$0.24	$0.86

Bbl - barrel

Mcf - thousand cubic feet

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

Crude oil and natural gas exploration expense decreased $1.0 million for the three months ended March 31, 2003, as compared with the same period in 2002. The first quarter 2003 decrease is primarily due to a decrease in dry hole expense.

Crude oil and natural gas operations expense increased $13.0 million for the three months ended March 31, 2003, as compared with the same period in 2002. The increase in crude oil and natural gas operating costs was due primarily to higher production taxes resulting from higher natural gas and crude oil prices and increased ad valorem taxes.

Depreciation, depletion and amortization (“DD&A”) expense increased $6.8 million for the three months ended March 31, 2003 compared with the same period in 2002. The unit rate of DD&A per barrel of oil equivalents (“BOE”), converting gas to oil on the basis of six MCF per barrel, was $9.03 for the first three months of 2003 compared with $8.19 for the same period of 2002. The increase in the unit rate per BOE is due primarily to the adoption of SFAS No. 143, increased capitalized costs for the expansion projects in Equatorial Guinea and the higher initial capital costs associated with the Company’s joint venture with Aspect Energy.

Interest expense remained level at $15.5 million for the three months ended March 31, 2003 as compared to $15.4 million for the same period in 2002. The average interest rate on short-term loans for the three-month period ending March 31, 2003 was 2.18 percent compared to 2.77 percent for the same period in 2002. On January 1, 2003, the Company adopted SFAS No. 143 that requires the accretion of interest for retirement obligations and this amount totaled $2.3 million for the quarter.

FUTURE TRENDS

The Company expects crude oil and natural gas production to increase in 2003 and 2004 compared to 2002. The increase in 2003 is expected primarily from the phase 2A expansion of the Alba field in Equatorial Guinea, the startup of production from the Mari-B field, offshore Israel, production from the CDX block in China and a full year of production in Ecuador. The increase in 2004 is expected from the continued expansion of markets in Israel and phase 2B expansion of the LPG plant in Equatorial Guinea.

The Company set its 2003 capital expenditures budget at approximately $510 million. Such expenditures are planned to be funded principally through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or available lines of credit and other borrowing opportunities.

Management believes that the Company is well positioned with its balanced reserves of crude oil and natural gas and downstream projects. The uncertainty of commodity prices continues to affect the crude oil, natural gas and methanol industries. The Company cannot predict the extent to which its revenues will be affected by inflation, government regulation or changing prices.

The Company’s Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company’s common stock. In the first quarter of 2000, the Company repurchased approximately $30 million of common stock. The 2000 repurchase of 1,386,400 shares at an average cost of $21.84 per share was funded from the Company’s cash flow. On September 17, 2001 the Company’s Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. During the fourth quarter of 2001, in conjunction with the expanded repurchase program, the Board approved a stock repurchase forward program. Under the stock repurchase forward program, one of the Company’s banks purchased approximately $35 million of the Company’s stock or 1,044,454 shares on the open market during the first quarter of 2002.

The program was scheduled to mature in January 2003 but has been extended to January 2004. Under the provisions of the agreement with the bank, the Company can choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company’s share price decreases by 50 percent (to $16.77 per share) or if the Company’s credit rating is downgraded below BBB- (S&P) or Baa3 (Moody’s). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company’s capital in excess of par value. No settlements have occurred to date. As of March 31, 2003, the fair value of the Company’s obligation under the contract would be an obligation to pay approximately $36.4 million to the bank (and hold the shares as treasury stock), or the Company would distribute 20,294 shares of Company stock to the bank, or the Company would pay $696 thousand to the bank.

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

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the first quarter of 2003. The table below depicts the various transactions for the first quarter.

Natural Gas		Crude Oil
Hedge MMBTUpd	188,000	Hedge Bpd	15,000
Floor price range	$3.25 - $3.75	Floor price	$23.00
Ceiling price range	$4.00 - $5.20	Ceiling price range	$27.20 - $30.00
Percent of daily production	49%	Percent of daily production	40%
Realized loss per Mcf	$(0.85)	Realized loss per Bbl	$(2.05)

Of the above natural gas costless collars, 45,000 MMBTUpd relate to the Aspect acquisition and were put in place in November 2001.

As of March 31, 2003, the Company had entered into future costless collars related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
Production Period	Volumes Per Day	Average Price Per MMBTU Floor - Ceiling	Volumes Per Day	Average Price Per Bbl Floor - Ceiling

2Q2003	185,000	$3.43 - $4.57	15,000	$23.00 - $28.63
3Q2003	185,000	$3.43 - $4.60	15,000	$23.67 - $29.53
4Q2003	185,000	$3.43 - $4.84	10,000	$23.00 - $27.95
1Q2004	60,000	$4.63 - $6.30
2Q2004	30,000	$3.75 - $5.16

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

The Company entered into various natural gas costless collars related to its production for the first quarter of 2002. The table below depicts the various transactions for the first quarter.

Natural Gas
Hedge MMBTUpd	140,556
Floor price range	$2.00 - $3.25
Ceiling price range	$2.45 - $5.10
Percent of daily production	34%
Realized gain per Mcf	$0.12

NEMI, from time to time, employs derivative arrangements in connection with its purchases and sales of production. While most of NEMI’s purchases are made for an index-based price, NEMI’s customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NEMI may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of March 31, 2003, the Company believes it had no material market risk exposure from NEMI’s derivative arrangements. During the first quarter of 2003, NEMI had derivative arrangements with broker-dealers that represented approximately 1,463,000 MMBTU’s of natural gas per day. Arrangements for April 2003 through May 2006, which range from 20,000 MMBTU’s to 602,000 MMBTU’s of natural gas per day for future physical transactions, were not closed at March 31, 2003. During the first quarter of 2002, NEMI had derivative arrangements with broker-dealers that represented approximately 1,903,000 MMBTU’s of natural gas per day.

The Company has a $400 million credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2003, the Company had $380 million outstanding on its $400 million credit facility, which has a maturity date of November 30, 2006. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. The Company also has a $200 million 364-day credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At March 31, 2003, there were no amounts outstanding under this credit agreement. All other significant Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the functional currency for each of the Company’s international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. Such gains or losses are included in other expense on the statement of operations. However, certain sales transactions are concluded in foreign currencies and the Company therefore is exposed to potential risk of loss based on fluctuation in exchange rates from time to time.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures by Charles D. Davidson, the Company’s principal executive officer, and James L. McElvany, the Company’s principal financial officer, as of a date within 90 days of the filing date of this quarterly report, each of them has concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                      The annual meeting of stockholders of the Company was held at 9:30 a.m., Central time, on Tuesday, April 29, 2003 in Houston, Texas.

(b)                     Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees as listed in the proxy statement and all such nominees were duly elected.

(c)                      Out of a total of 57,387,559 shares of common stock of the Company outstanding and entitled to vote, 50,788,811 shares were present in person or by proxy, representing approximately 89 percent.

	Number of Shares Voting FOR Election As Director	Number of Shares WITHHOLDING AUTHORITY To Vote for Election As Director

Michael A. Cawley	49,620,280	1,168,531
Edward F. Cox	50,156,953	631,858
Charles D. Davidson	49,990,224	798,587
James C. Day	46,161,188	4,627,623
Kirby L. Hedrick	50,157,089	631,722
Dale P. Jones	50,128,878	659,933
Bruce A. Smith	49,633,427	1,155,384

(d)                     The only other matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, and the results of the voting is as follows:

1.         To consider and vote upon a proposal to approve an amendment to the Company’s 1992 Stock Option Plan to (a) increase the aggregate number of shares that may be awarded by stock option grants and (b) increase the maximum number of shares for which options may be awarded to a single employee in a single year. (For 34,741,941; Against 15,879,973; Abstaining 166,897).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                      The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b)                     The following reports on Form 8-K were filed by the Company:

(i)                            A Form 8-K was filed on January 2, 2003, relating to the announcement by the Company that the annual stockholder meeting had been rescheduled from April 22, 2003 to April 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date	May 15, 2003	/s/ JAMES L. McELVANY
JAMES L. McELVANY
Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, Charles D. Davidson, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of Noble Energy, Inc.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 15, 2003

/s/ CHARLES D. DAVIDSON

CHARLES D. DAVIDSON

Chief Executive Officer

CERTIFICATION

I, James L. McElvany, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of Noble Energy, Inc.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 15, 2003

/s/ JAMES L. McELVANY

JAMES L. McELVANY

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan, as amended, dated January 27, 2003, approved by stockholders on April 29, 2003.

99.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)