Form 10-Q
period 2003-09-30
NOBLE ENERGY INC
filed 2003-11-12
CIK 72207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ☒   No   ☐

Number of shares of common stock outstanding as of November 7, 2003: 56,751,851

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and short-term investments	$71,382	$15,442
Accounts receivable - trade	260,668	232,924
Oil and gas hedges receivable	7,998	10,271
Materials and supplies inventories	11,618	10,663
Assets held for sale	62,873
Other current assets	62,282	41,074
Total Current Assets	476,821	310,374
Property, Plant and Equipment, at cost	4,054,927	4,334,015
Less: accumulated depreciation, depletion and amortization	(1,880,879)	(2,194,230)
Total property, plant and equipment, net	2,174,048	2,139,785
Investment in Unconsolidated Subsidiaries	229,383	234,668
Other Assets	48,762	45,188

Total Assets	$2,929,014	$2,730,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - trade	$344,453	$351,856
Current installments of long-term debt	60,776	41,919
Oil and gas hedges payable	10,843	32,285
Other current liabilities	48,303	36,159
Income taxes - current	60,275	9,535
Total Current Liabilities	524,650	471,754
Deferred Income Taxes	192,888	201,939
Asset Retirement Obligation	98,038
Other Noncurrent Liabilities	82,981	69,820
Long-Term Debt	945,977	977,116

Total Liabilities	1,844,534	1,720,629

Shareholders’ Equity:
Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
Common stock - par value $3.33 1/3; 100,000,000 shares authorized; 60,086,048 and 59,868,067 shares issued at September 30, 2003 and December 31, 2002, respectively	200,285	199,558
Capital in excess of par value	411,004	405,271
Retained earnings	550,653	458,490
Accumulated other comprehensive loss	(1,506)	(14,603)
	1,160,436	1,048,716
Less: Common Stock in Treasury, at cost
(September 30, 2003, 3,549,976 shares and December 31, 2002, 2,505,522 shares, respectively)	(75,956)	(39,330)

Total Shareholders’ Equity	1,084,480	1,009,386

Total Liabilities and Shareholders’ Equity	$2,929,014	$2,730,015

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Oil and gas sales and royalties	$205,650	$156,548
Gathering, marketing and processing	16,877	18,940
Electricity sales	12,855	3,931
Income from unconsolidated subsidiaries	8,584	5,184
Other loss, net	(1,850)	(1,901)

	242,116	182,702
COSTS AND EXPENSES:
Oil and gas operations	37,508	31,289
Transportation	3,451	4,010
Oil and gas exploration	25,481	50,628
Gathering, marketing and processing	14,708	15,216
Electricity generation	12,818	3,117
Depreciation, depletion and amortization	73,155	60,076
Selling, general and administrative	12,495	14,835
Accretion of asset retirement obligation	2,401
Interest	15,405	14,979
Interest capitalized	(4,395)	(4,649)

	193,027	189,501

INCOME (LOSS) BEFORE TAXES	49,089	(6,799)

INCOME TAX PROVISION (BENEFIT)	16,969	(3,096)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	32,120	(3,703)

DISCONTINUED OPERATIONS, NET OF TAX	2,996	2,513

NET INCOME (LOSS)	$35,116	$(1,190)

EARNINGS (LOSS) PER SHARE:
Basic -
Income (loss) before discontinued operations	$0.57	$(0.06)
Discontinued operations, net of tax	0.05	0.04

Net income (loss)	$0.62	$(0.02)

Diluted -
Income (loss) before discontinued operations	$0.56	$(0.06)
Discontinued operations, net of tax	0.05	0.04

Net income (loss)	$0.61	$(0.02)

Weighted average number of shares outstanding - Basic	56,494	57,287
Weighted average number of shares outstanding - Diluted	57,113	57,287

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
REVENUES:
Oil and gas sales and royalties	$632,192	$443,758
Gathering, marketing and processing	54,657	47,597
Electricity sales	41,361	3,931
Income from unconsolidated subsidiaries	33,190	1,278
Other income (loss), net	(7,547)	972

	753,853	497,536

COSTS AND EXPENSES:
Oil and gas operations	111,719	79,911
Transportation	10,570	13,227
Oil and gas exploration	95,559	107,266
Gathering, marketing and processing	48,690	40,151
Electricity generation	36,439	3,117
Depreciation, depletion and amortization	217,690	184,590
Selling, general and administrative	41,069	38,241
Accretion of asset retirement obligation	7,015
Interest	46,363	47,092
Interest capitalized	(9,578)	(13,732)

	605,536	499,863

INCOME (LOSS) BEFORE TAXES	148,317	(2,327)

INCOME TAX PROVISION	56,790	1,545

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	91,527	(3,872)

DISCONTINUED OPERATIONS, NET OF TAX	13,355	4,703

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	(5,839)

NET INCOME	$99,043	$831

EARNINGS (LOSS) PER SHARE:
Basic -
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$1.61	$(0.07)
Discontinued operations, net of tax	0.23	0.08
Cumulative effect of change in accounting principle, net of tax	(0.10)

Net income	$1.74	$0.01

Diluted -
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$1.59	$(0.07)
Discontinued operations, net of tax	0.23	0.08
Cumulative effect of change in accounting principle, net of tax	(0.10)

Net income	$1.72	$0.01

Weighted average number of shares outstanding - Basic	57,014	57,159
Weighted average number of shares outstanding - Diluted	57,546	57,727

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

AND SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Comprehensive Income	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total Shareholders’ Equity

Balance at December 31, 2002		$199,558	$405,271	$458,490	$(14,603)	$(39,330)	$1,009,386
Net income	$99,043			99,043			99,043
Change in fair value of cash flow hedges, net of income tax	13,097				13,097		13,097
Shares issued		727	5,733				6,460
Dividends declared ($0.12 per share)				(6,880)			(6,880)
Treasury stock purchase						(36,626)	(36,626)

Total	$112,140

Balance at September 30, 2003		$200,285	$411,004	$550,653	$(1,506)	$(75,956)	$1,084,480

See notes to consolidated condensed financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$99,043	$831
Adjustments to reconcile net income to net cash provided by operating activities:	217,690	183,023
Depreciation, depletion and amortization - oil and gas production
Depreciation, depletion and amortization - electricity generation	19,180	1,567
Dry hole expense	46,035	62,126
Amortization of unproved leasehold costs	18,420	15,510
Non-cash effect of discontinued operations	38,740	34,598
Cumulative effect of change in accounting principle, net of tax	5,839
Loss on disposal of assets	10,089	48
Deferred income taxes	(5,907)	2,783
Accretion of asset retirement obligation	7,015
Income from unconsolidated subsidiaries	(33,190)	(1,278)
Dividends received from unconsolidated subsidiary	37,575	5,363
Increase (decrease) in noncurrent liabilities	13,161	(4,971)
(Increase) decrease in other	(3,384)	6,375
Changes in operating assets and liabilities, not including cash:
(Increase) in accounts receivable	(27,744)	(9,852)
(Increase) decrease in other current assets and inventories	(22,163)	24,900
(Decrease) in accounts payable	(7,403)	(19,877)
Increase in other current liabilities	56,812	3,997

Net Cash Provided by Operating Activities	469,808	305,143

Cash Flows From Investing Activities:
Capital expenditures	(380,623)	(427,587)
Investment in unconsolidated subsidiary	900	(7,838)
Proceeds from sale of property, plant and equipment	15,373	20,363
Distribution from unconsolidated subsidiary		5,500

Net Cash Used in Investing Activities	(364,350)	(409,562)

Cash Flows From Financing Activities:
Exercise of stock options	6,460	8,181
Cash dividends paid	(6,880)	(6,855)
Proceeds from bank debt	100,435	153,489
Repayment of bank debt	(146,373)	(100,000)
Repayment of note payable obtained in Aspect acquisition	(3,160)	(17,226)

Net Cash (Used in) Provided by Financing Activities	(49,518)	37,589

Increase (Decrease) in Cash and Short-term Investments	55,940	(66,830)

Cash and Short-term Investments at Beginning of Period	15,442	73,237

Cash and Short-term Investments at End of Period	$71,382	$6,407

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$21,115	$13,914
Income taxes paid (refunded)	$29,147	$(40,394)
Debt obtained from consolidation of AMCCO (net of discount)	$	$122,655
Treasury stock purchase	$36,626	$

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of Noble Energy, Inc. (the “Company” or “Noble Energy”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2003; the results of operations for the three month and nine month periods ended September 30, 2003 and 2002; the statement of comprehensive income and shareholders’ equity for the nine month period ended September 30, 2003; and the cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

For the three months ended September 30:

(in thousands except per share amounts)	2003	2002
Net income (loss), as reported	$35,116	$(1,190)
Add: Stock-based compensation cost recognized, net of related tax effects	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,543)	(2,379)
Pro forma net income (loss)	$32,645	$(3,569)
Earnings (loss) per share:
Basic - as reported	$0.62	$(0.02)
Basic - pro forma	$0.58	$(0.06)
Diluted - as reported	$0.61	$(0.02)
Diluted - pro forma	$0.57	$(0.06)

For the nine months ended September 30:

(in thousands except per share amounts)	2003	2002
Net income, as reported	$99,043	$831
Add: Stock-based compensation cost recognized, net of related tax effects	143	349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,645)	(7,137)
Pro forma net income (loss)	$91,541	$(5,957)
Earnings (loss) per share:
Basic - as reported	$1.74	$0.01
Basic - pro forma	$1.61	$(0.10)
Diluted - as reported	$1.72	$0.01
Diluted - pro forma	$1.59	$(0.10)

(2)  INCOME TAX PROVISION (BENEFIT)

For the three months ended September 30:

	(In thousands)
	2003	2002
Current	$18,434	$(1,603)
Deferred	(1,465)	(1,493)

	$16,969	$(3,096)

For the nine months ended September 30:

	(In thousands)
	2003	2002
Current	$58,029	$(1,238)
Deferred	(1,239)	2,783

	$56,790	$1,545

In assessing whether or not deferred tax assets are realizable, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During the second quarter of 2003, the Company achieved certain milestones on its Israel development project, which led management to conclude that the prior valuation allowance was no longer required for the deferred tax asset related to that project. This resulted in a decrease in tax expense of approximately $2.6 million for the nine-month period ending September 30, 2003.

The income tax provisions associated with discontinued operations were $7.2 million and $2.5 million for the nine-month periods ending September 30, 2003 and 2002, respectively. For the three-month periods ending September 30, 2003 and 2002, the tax provision were $1.6 million and  $1.4 million, respectively.

(3)  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) of common stock was computed using the weighted average number of shares of common stock outstanding during each period. The diluted net income per share of common stock includes the effect of outstanding stock options.

The following table summarizes the calculation of basic and diluted EPS.

For the three months ended September 30:

	2003		2002
(in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Net income (loss)/shares	$35,116	56,494	$(1,190)	57,287
Basic EPS	$0.62		$(0.02)

Net income (loss)/shares	$35,116	56,494	$(1,190)	57,287
Effect of Dilutive Securities Stock options		619
Adjusted net income (loss)/shares	$35,116	57,113	$(1,190)	57,287
Diluted EPS	$0.61		$(0.02)

For the nine months ended September 30:

	2003		2002
(in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Net income/shares	$99,043	57,014	$831	57,159
Basic EPS	$1.74		$0.01

Net income/shares	$99,043	57,014	$831	57,159
Effect of Dilutive Securities Stock options		532		568
Adjusted net income/shares	$99,043	57,546	$831	57,727
Diluted EPS	$1.72		$0.01

The table below reflects the amount of options not included in the EPS calculation above, as they were antidilutive.

For the three months ended September 30:

(in thousands, except exercise prices)	2003	2002
Options excluded from dilution calculation	1,504	2,964
Range of exercise prices	$ 37.92 - $ 43.21	$ 32.54 - $ 43.21
Weighted average exercise price	$ 41.32	$ 37.38

For the nine months ended September 30:

(in thousands, except exercise prices)	2003	2002
Options excluded from dilution calculation	1,661	2,237
Range of exercise prices	$ 37.25 - $ 43.21	$ 35.40 - $ 43.21
Weighted average exercise price	$ 40.98	$ 39.79

(4)  GEOGRAPHICAL DATA

The Company has operations throughout the world and generally manages its operations by country. The following information is grouped into five reporting segments that are all primarily in the business of natural gas and crude oil exploration and production:  (1) United States, (2) North Sea, (3) Equatorial Guinea, (4) Israel, and (5) Other International, Corporate and Marketing. Other International includes operations in Argentina, China, Ecuador and Vietnam. The following segment data was prepared on the same basis as Noble Energy’s consolidated financial statements. The information does not include the effects of income taxes.

Oil & Gas Operations

Three Months Ended 9/30/2003

(Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$88,630	$39,217	$18,305	$13,685	$	$17,423
Gas Sales	117,020	112,224	3,914	860		22
Gathering, Marketing and Processing Revenue	16,877					16,877
Electricity Sales	12,855					12,855
Income from Unconsolidated Subsidiaries	8,584			8,584
Other	(1,850)	(4,481)	(473)		(17)	3,121
Total Revenues	242,116	146,960	21,746	23,129	(17)	50,298

COSTS AND EXPENSES
Oil and Gas Operations	37,508	25,339	2,407	3,798		5,964
Transportation	3,451		1,837			1,614
Oil and Gas Exploration	25,481	21,596	764	1	1,651	1,469
Gathering, Marketing and Processing Costs	14,708					14,708
Electricity Generation	12,818					12,818
DD&A	73,155	59,007	7,087	1,286	10	5,765
SG&A	12,495	3,852		182		8,461
Accretion of Asset Retirement Obligation	2,401					2,401
Interest Expense (net)	11,010					11,010
Total Costs and Expenses	193,027	109,794	12,095	5,267	1,661	64,210

OPERATING INCOME (LOSS)	$49,089	$37,166	$9,651	$17,862	$(1,678)	$(13,912)
Discontinued Operations	4,609	4,609
OPERATING INCOME (LOSS) AFTER DISCONTINUED OPERATIONS	$53,698	$41,775	$9,651	$17,862	$(1,678)	$(13,912)

Three Months Ended 9/30/2002

(Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$72,928	$35,078	$18,041	$11,483	$	$8,326
Gas Sales	83,620	79,859	3,812	922		(973)
Gathering, Marketing and
Processing Revenue	18,940					18,940
Electricity Sales	3,931					3,931
Income from Unconsolidated
Subsidiaries	5,184			5,184
Other	(1,901)	(2,561)	196		(9)	473
Total Revenues	182,702	112,376	22,049	17,589	(9)	30,697

COSTS AND EXPENSES
Oil and Gas Operations	31,289	23,816	2,522	2,466		2,485
Transportation	4,010		2,429			1,581
Oil and Gas Exploration	50,628	36,489	414	4	233	13,488
Gathering, Marketing and
Processing Costs	15,216					15,216
Electricity Generation	3,117					3,117
DD&A	60,076	50,328	5,986	1,781	9	1,972
SG&A	14,835	8,844	184	572	1	5,234
Interest Expense (net)	10,330					10,330
Total Costs and Expenses	189,501	119,477	11,535	4,823	243	53,423

OPERATING INCOME (LOSS)	$(6,799)	$(7,101)	$10,514	$12,766	$(252)	$(22,726)
Discontinued Operations	3,867	3,867
OPERATING INCOME (LOSS) AFTER DISCONTINUED OPERATIONS	$(2,932)	$(3,234)	$10,514	$12,766	$(252)	$(22,726)

Oil & Gas Operations

Nine Months Ended 9/30/2003

(Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$266,302	$113,379	$59,394	$44,844	$	$48,685
Gas Sales	365,890	349,403	13,558	2,841		88
Gathering, Marketing and Processing Revenue	54,657					54,657
Electricity Sales	41,361					41,361
Income from Unconsolidated Subsidiaries	33,190			33,190
Other	(7,547)	(11,136)	(294)		(16)	3,899
Total Revenues	753,853	451,646	72,658	80,875	(16)	148,690

COSTS AND EXPENSES
Oil and Gas Operations	111,719	74,394	8,130	11,965		17,230
Transportation	10,570		6,420			4,150
Oil and Gas Exploration	95,559	64,500	8,216	51	7,106	15,686
Gathering, Marketing and Processing Costs	48,690					48,690
Electricity Generation	36,439					36,439
DD&A	217,690	175,036	22,228	4,892	30	15,504
SG&A	41,069	12,459		339		28,271
Accretion of Asset Retirement
Obligation	7,015					7,015
Interest Expense (net)	36,785					36,785
Total Costs and Expenses	605,536	326,389	44,994	17,247	7,136	209,770

OPERATING INCOME (LOSS)	$148,317	$125,257	$27,664	$63,628	$(7,152)	$(61,080)
Discontinued Operations	20,546	20,546
Cumulative Effect of SFAS 143	(8,983)	(8,983)
OPERATING INCOME (LOSS) AFTER DISCONTINUED OPERATIONS	$159,880	$ 136,820	$27,664	$63,628	$(7,152)	$(61,080)

Nine Months Ended 9/30/2002

(Dollars in Thousands)

	Consolidated	United States	North Sea	Equatorial Guinea	Israel	Other Int’l, Corporate & Marketing
REVENUES
Oil Sales	$196,942	$90,355	$52,510	$31,540	$	$22,537
Gas Sales	246,816	232,439	14,253	2,144		(2,020)
Gathering, Marketing and Processing Revenue	47,597					47,597
Electricity Sales	3,931					3,931
Income from Unconsolidated Subsidiaries	1,278			1,278
Other	972	(411)	197		(9)	1,195
Total Revenues	497,536	322,383	66,960	34,962	(9)	73,240

COSTS AND EXPENSES
Oil and Gas Operations	79,911	64,643	7,695	6,973		600
Transportation	13,227		7,167			6,060
Oil and Gas Exploration	107,266	83,941	3,594	3	1,903	17,825
Gathering, Marketing and Processing Costs	40,151					40,151
Electricity Generation	3,117					3,117
DD&A	184,590	152,829	19,827	3,852	22	8,060
SG&A	38,241	24,577	457	1,293	3	11,911
Interest Expense (net)	33,360					33,360
Total Costs and Expenses	499,863	325,990	38,740	12,121	1,928	121,084

OPERATING INCOME (LOSS)	$(2,327)	$(3,607)	$28,220	$22,841	$(1,937)	$(47,844)
Discontinued Operations	7,236	7,236
OPERATING INCOME (LOSS) AFTER DISCONTINUED OPERATIONS	$4,909	$3,629	$28,220	$22,841	$(1,937)	$(47,844)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET)
As of 9/30/03	$2,174,048	$1,098,281	$80,165	$309,940	$238,866	$446,796
As of 9/30/02	$2,063,563	$1,227,780	$90,087	$116,157	$163,033	$466,506

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

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the third quarter of 2003. The table below depicts the various transactions that settled for the third quarter.

Natural Gas

Hedge MMBTUpd	185,000
Floor price range	$ 3.25 - $3.80
Ceiling price range	$ 4.00 - $5.00
Percent of daily production	51%
Realized loss per Mcf	$(0.21)

Crude Oil

Hedge Bpd	15,000
Floor price range	$ 23.00 - $25.00
Ceiling price range	$ 27.20 - $32.70
Percent of daily production	39%
Realized loss per Bbl	$(0.61)

For the first nine months of 2003, the Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production. The table below depicts the various transactions that settled for the first nine months.

Natural Gas

Hedge MMBTUpd	185,000
Floor price range	$ 3.25 - $3.80
Ceiling price range	$ 4.00 - $5.20
Percent of daily production	50%
Realized loss per Mcf	$(0.50)

Crude Oil

Hedge Bpd	15,000
Floor price range	$ 23.00 - $25.00
Ceiling price range	$ 27.20 - $32.70
Percent of daily production	39%
Realized loss per Bbl	$(0.97)

As of November 10, 2003, the Company had entered into future costless collar transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
Production Period	Volumes Per Day	Average Price Per MMBTU Floor - Ceiling	Volumes Per Day	Average Price Per Bbl Floor - Ceiling
4Q2003	185,000	$3.43 - $4.84	18,000	$24.22 - $30.66
1Q2004	120,000	$4.81 - $7.73	15,000	$25.33 - $31.53
2Q2004	120,000	$4.06 - $5.95	10,000	$24.50 - $30.50
3Q2004	120,000	$4.19 - $5.99	5,000	$24.00 - $30.20
4Q2004	120,000	$4.19 - $6.42

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

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the third quarter of 2002. The table below depicts the various transactions that settled for the third quarter.

Natural Gas

Hedge MMBTUpd	195,000
Floor price range	$ 2.75 - $3.25
Ceiling price range	$ 3.50 - $5.10
Percent of daily production	51%
Realized gain per Mcf	$0.05

Crude Oil

Hedge Bpd	10,000
Floor price range	$ 23.00 - $24.00
Ceiling price range	$ 29.30 - $30.00
Percent of daily production	29%
Realized loss per Bbl	$(0.02)

For the first nine months of 2002, the Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production. The table below depicts the various transactions that settled for the first nine months.

Natural Gas

Hedge MMBTUpd	172,051
Floor price range	$ 2.00 - $3.25
Ceiling price range	$ 2.45 - $5.10
Percent of daily production	44%
Realized gain per Mcf	$0.04

Crude Oil

Hedge Bpd	4,487
Floor price range	$ 23.00 - $24.00
Ceiling price range	$ 29.30 - $30.00
Percent of daily production	13%
Realized loss per Bbl	$(0.01)

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

NEMI records gains and losses on derivative arrangements using mark-to-market accounting. Under this accounting method, the change in the market value of outstanding financial instruments is recognized as gains or losses in the period of change. During the three months ended September 30, 2003 and 2002, NEMI recorded mark-to-market gains of $1.3 million and $0.4 million, respectively.  During the nine months ended September 30, 2003 and 2002, NEMI recorded mark-to-market gains of $1.2 million and $0.5 million, respectively.

At September 30, 2003, the Company recorded crude oil and natural gas hedge receivables of $8.0 million, crude oil and natural gas hedge liabilities of $10.8 million and other comprehensive loss, net of tax, of $1.5 million related to the Company’s cash flow hedging contracts. The Company recorded net hedging losses of $9.1 million and $61.7 million for the three months and the nine months ended September 30, 2003, respectively.

During the three month and nine month periods ending September 30, 2003, the Company had contracts with Enron North America Corporation (“ENA”) that resulted in $0.3 million and $6.6 million of income, respectively, (net of allowance) recognized in earnings. In addition, as of September 30, 2003, the Company had NYMEX-related transactions with ENA totaling 183 contracts with a mark-to-market receivable value of $1.4 million compared to 208 contracts with a mark-to-market receivable value of $2.5 million in the second quarter of 2003. For additional discussion of ENA matters, see Note 10, “Commitments and Contingencies” of this Form 10-Q.

(6)  ATLANTIC METHANOL PRODUCTION COMPANY (“AMPCO”) METHANOL OPERATIONS

The following are the results of operations for the Company’s unconsolidated subsidiaries as of September 30, 2003. Noble Energy owns a 45 percent interest in AMPCO.

	Three Months Ended September 30,
(dollars in thousands) (unaudited)	2003	2002

REVENUE:
Methanol sales	$42,220	$38,337
Other income	4,380	(1,663)
Total Revenue	$46,600	$36,674
Less cost of goods sold	22,199	19,739
Gross Margin	$24,401	$16,935

EXPENSES:
DD&A	$4,906	$5,253
Administrative	860	703
Total Expenses	$5,766	$5,956

NET INCOME	$18,635	$10,979

	Nine Months Ended September 30,
(dollars in thousands) (unaudited)	2003	2002

REVENUE:
Methanol sales	$146,433	$75,623
Other income	10,770	10,445
Total Revenue	$157,203	$86,068
Less cost of goods sold	67,076	66,582
Gross Margin	$90,127	$19,486

EXPENSES:
DD&A	$10,164	$15,647
Administrative	2,710	2,243
Total Expenses	$12,874	$17,890

NET INCOME	$77,253	$1,596

(7) COMPANY STOCK REPURCHASE PLAN

The Company’s Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company’s common stock. In the first quarter of 2000, the Company repurchased approximately $30 million of common stock. The 2000 repurchase of 1.4 million shares at an average cost of $21.84 per share was funded from the Company’s cash flow. On September 17, 2001 the Company’s Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. During the fourth quarter of 2001, in conjunction with the expanded repurchase program, the Board approved a stock repurchase forward program. Under the stock repurchase forward program, one of the Company’s banks purchased approximately $35 million of the Company’s stock or 1.04 million shares on the open market during the first quarter of 2002.

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

During the second quarter of 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” As a result, the Company recorded an additional 1.04 million shares of treasury stock at a cost of $36.6 million and an obligation of $36.6 million. On July 28, 2003, the Company paid $10.0 million on the obligation and plans to extinguish the remaining $26.6 million balance by year-end 2003.

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

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

(Dollars in Thousands)	Nine Months Ended September 30, 2003
Beginning of the period	$
Initial adoption entry	109,821
Liabilities incurred in the current period	6,463
Liabilities settled in the current period	(25,261)
Accretion expense	7,015
End of the period	$98,038

The following table summarizes the pro forma net income and earnings per share, for the three months and nine months ended September 30, 2002, for the change in accounting had it been implemented on January 1, 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$(1,190)	$(3,508)	$831	$(6,289)
Net income (loss) per share, basic	$(0.02)	$(0.06)	$0.01	$(0.11)
Net income (loss) per share, diluted	$(0.02)	$(0.06)	$0.01	$(0.11)

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

(11) ACCOUNTING FOR COSTS ASSOCIATED WITH MINERAL RIGHTS

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, excluding amortization, the Company would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company has not yet determined fully the impact of this change; however, it is expected to significantly impact the Company’s balance sheet. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company’s debt agreements.

(12) DISCONTINUED OPERATIONS

During 2003, Noble Energy identified five property packages for disposition, and bids have now been received on all five packages. Two of the property packages were classified as discontinued operations in the second quarter, two in the third quarter and one will be classified in the fourth quarter. During the third quarter, closed property sales resulted in a pre-tax gain of $9.9 million.

Also during the third quarter 2003, certain properties in two packages were classified as held for sale, written down by $18.3 million to fair value, pre-tax, and reported in discontinued operations. The net loss for closed and written down properties totaled $8.4 million during the third quarter. Subsequent to September 30, 2003, the remaining asset package met the criteria to be classified as held for sale. For the full year, property sales are expected to generate over $110 million in pre-tax proceeds.

The remaining asset package relating to onshore California properties which has a carrying amount of $67.4 million (including asset retirement obligations of $0.3 million) is expected to close by year-end 2003.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced APB Opinion No. 30 for the disposal of segments of a business, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations and assets of the properties being sold as discontinued operations. The assets of such properties have been classified as “Assets held for sale” on the September 30, 2003 consolidated balance sheet and consists of the following:

(dollars in thousands)	September 30, 2003
Property, plant and equipment, net	$62,873

The net income from discontinued operations was classified on the consolidated statements of operations as “Discontinued operations, net of tax.” Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2003	2002	2003	2002

REVENUES
Oil and gas sales and royalties	$24,112	$21,443	$78,386	$61,665

COSTS AND EXPENSES
Write down to fair value, net	$8,422	$	$13,336	$
Oil and gas operations	4,330	7,015	19,100	19,831
Depreciation, depletion and amortization	6,751	10,561	25,404	34,598
	$19,503	$17,576	$57,840	$54,429

INCOME BEFORE INCOME TAXES	$4,609	$3,867	$20,546	$7,236
INCOME TAX PROVISION	1,613	1,354	7,191	2,533
INCOME FROM DISCONTINUED OPERATIONS	$2,996	$2,513	$13,355	$4,703

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

(14)  SUBSEQUENT EVENT

The Company entered into a new 364-day credit facility in the amount of $300 million effective November 3, 2003 that replaced the $200 million credit facility that would have expired November 26, 2003. The interest rate on the new credit facility is LIBOR plus a range of 62.5 to 150 basis points, depending upon the percentage of utilization.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $164.7 million to $469.8 million in the nine months ended September 30, 2003 from $305.1 million in the same period of 2002. Cash and short-term investments increased from $15.4 million at December 31, 2002 to $71.4 million at September 30, 2003. These increases are primarily a result of higher natural gas and liquids prices in 2003 versus the comparable period in 2002. In addition, as of September 30, 2003, the Company has received approximately $17 million and expects to receive approximately $110 million for the full year related to the ongoing divestiture program.

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

During the first nine months of 2003, the Company repaid a net $45 million on its $400 million credit facility, which resulted in the September 30, 2003 balance of $335 million. The Company also had available a $200 million 364-day credit agreement with certain commercial lending institutions. At September 30, 2003, there was a net $40 million borrowed under the $200 million credit agreement. The Company entered into a new 364-day credit facility in the amount of $300 million effective November 3, 2003 that replaced the $200 million credit facility that would have expired November 26, 2003. The interest rate on the new credit facility is LIBOR plus a range of 62.5 to 150 basis points, depending upon the percentage of utilization. Long-term debt at September 30, 2003 was $946.0 million compared with $977.1 million at December 31, 2002. At September 30, 2003, total debt was $1.007 billion, which was a $12 million decrease over $1.019 billion at December 31, 2002.

The Company set its 2003 capital expenditures budget at approximately $510 million. Through September 30, 2003, the Company has expended approximately $395 million of its 2003 capital expenditures budget.  Such expenditures are planned to be funded principally through internally generated cash flows. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or available lines of credit and other borrowing opportunities.

The Company follows the entitlements method of accounting for its natural gas imbalances. The Company’s estimated natural gas imbalance receivables were $22.6 million at September 30, 2003 and $20.1 million at December 31, 2002. Estimated natural gas imbalance liabilities were $17.5 million at September 30, 2003 and $15.4 million at December 31, 2002. These imbalances are valued at the amount that is expected to be received or paid to settle the imbalances. The settlement of the imbalances can occur either over the life, or at the end of the life, of a well, on a volume basis or by cash settlement. The Company does not expect that a significant portion of the settlements will occur in any one year. Thus, the Company believes the settlement of natural gas imbalances will not have a material impact on its liquidity.

On October 28, 2003, the Company’s Board of Directors declared a quarterly cash dividend of five cents per common share payable November 24, 2003 to the shareholders of record on November 10, 2003. This payment represents an increase of one cent per share, or 25 percent, over the Company’s previous quarterly payment of four cents per share.

RESULTS OF OPERATIONS

For the third quarter of 2003, the Company recorded net income of  $35.1 million, or $0.62 per basic share, compared with a net loss of $1.2 million, or ($0.02) per basic share, in the third quarter of 2002. The increase in net income primarily reflected higher commodity prices and lower exploration expense. In addition, income from the methanol operations increased 66 percent, compared to the third quarter of 2002, due to a $.15 per gallon increase in methanol prices. Natural gas prices increased 50 percent, crude oil prices increased five percent and methanol prices increased 31 percent, compared with the third quarter of 2002.

During the first nine months of 2003, the Company recorded net income of $99.0 million, or $1.74 per basic share, compared with $.8 million, or $0.01 per basic share, in the first nine months of 2002. The increased earnings through the first nine months of 2003 were a result of significantly higher commodity prices and increased production volumes. Natural gas prices increased 56 percent, while crude oil prices and daily crude oil production each increased 16 percent. Income from the methanol operations increased $31.9 million through the first nine months of 2003 due to a 76 percent increase in methanol prices and a 22 percent increase in methanol sales volumes.

Certain selected geographical oil and gas operating statistics follow:

	Consolidated		United States	North Sea	Equatorial Guinea	Other International (1)

Oil & Gas Operations for the Three Months Ended 9/30/2003

Before Discontinued Operations
Daily Production
Liquids (Bbl)	38,253		19,268	6,692	5,488	6,805
Natural Gas (Mcf)	365,146	(2)	293,445	12,483	37,622	21,596	(2)

Average Realized Price
Liquids per Bbl	$27.53		$26.79	$29.73	$27.10	$27.83
Natural Gas per Mcf	$4.17		$4.74	$3.41	$0.25	$0.68

After Discontinued Operations
Daily Production
Liquids (Bbl)	35,038		16,053	6,692	5,488	6,805
Natural Gas (Mcf)	331,188	(2)	259,487	12,483	37,622	21,596	(2)

Average Realized Price
Liquids per Bbl	$27.49		$26.55	$29.73	$27.10	$27.83
Natural Gas per Mcf	$4.10		$4.70	$3.41	$0.25	$0.68

Oil & Gas Operations for the Three Months Ended 9/30/2002

Before Discontinued Operations
Daily Production
Liquids (Bbl)	34,340		19,034	7,418	4,871	3,017
Natural Gas (Mcf)	383,082		320,517	14,310	40,968	7,287	(2)

Average Realized Price
Liquids per Bbl	$25.93		$25.16	$26.44	$25.62	$29.72
Natural Gas per Mcf	$2.80		$3.13	$2.90	$0.24	$

After Discontinued Operations
Daily Production
Liquids (Bbl)	30,271		14,965	7,418	4,871	3,017
Natural Gas (Mcf)	339,215		276,650	14,310	40,968	7,287	(2)

Average Realized Price
Liquids per Bbl	$26.19		$25.48	$26.44	$25.62	$29.72
Natural Gas per Mcf	$2.73		$3.14	$2.90	$0.24	$

	Consolidated		United States	North Sea	Equatorial Guinea	Other International (1)

Oil & Gas Operations for the Nine Months Ended 9/30/2003

Before Discontinued Operations
Daily Production
Liquids (Bbl)	39,035		19,601	7,238	5,978	6,218
Natural Gas (Mcf)	373,364	(2)	297,097	13,817	41,817	20,633	(2)

Average Realized Price
Liquids per Bbl	$27.54		$26.27	$30.06	$27.48	$28.68
Natural Gas per Mcf	$4.32		$4.94	$3.59	$0.25	$0.42

After Discontinued Operations
Daily Production
Liquids (Bbl)	35,436		16,002	7,238	5,978	6,218
Natural Gas (Mcf)	340,248	(2)	263,981	13,817	41,817	20,633	(2)

Average Realized Price
Liquids per Bbl	$27.53		$25.96	$30.06	$27.48	$28.68
Natural Gas per Mcf	$4.18		$4.85	$3.59	$0.25	$0.42

Oil & Gas Operations for the Nine Months Ended 9/30/2002

Before Discontinued Operations
Daily Production
Liquids (Bbl)	34,454		18,460	7,940	4,988	3,066
Natural Gas (Mcf)	388,549		336,002	17,291	32,045	3,211	(2)

Average Realized Price
Liquids per Bbl	$23.35		$22.45	$24.22	$23.16	$26.78
Natural Gas per Mcf	$2.73		$2.96	$3.02	$0.25	$0.94

After Discontinued Operations
Daily Production
Liquids (Bbl)	30,486		14,492	7,940	4,988	3,066
Natural Gas (Mcf)	339,564		287,017	17,291	32,045	3,211	(2)

Average Realized Price
Liquids per Bbl	$23.66		$22.84	$24.22	$23.16	$26.78
Natural Gas per Mcf	$2.68		$2.97	$3.02	$0.25	$0.94

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

Natural gas sales for the Company, excluding third-party sales by NEMI, a wholly owned subsidiary of the Company, increased 40 percent for the three months ended September 30, 2003 compared with the same period in 2002. Natural gas sales increased due to a 50 percent increase in natural gas prices, offset with a two percent decrease in average daily natural gas production volumes. Domestically, natural gas sales increased 41 percent, primarily due to a 50 percent increase in natural gas prices, offset by a decrease of six percent in average daily natural gas production volumes.

During the first nine months of 2003, natural gas sales increased 48 percent compared with the same period in 2002. Natural gas sales increased due to a 56 percent increase in natural gas prices and a slight increase in average daily natural gas production volumes. Domestically, natural gas sales increased 50 percent, primarily due to a 63 percent increase in natural gas prices, offset by a decrease of eight percent in average daily natural gas production volumes. In Equatorial Guinea, natural gas sales increased 33 percent due to an increase of 30 percent in average daily natural gas sales volumes.

Crude oil sales for the Company, excluding third-party sales by NEMI, increased 22 percent for the three months ended September 30, 2003 compared with the same period in 2002. Crude oil sales increased due to a 16 percent increase in average daily crude oil production volumes coupled with a five percent increase in crude oil prices. Domestically, crude oil sales increased 12 percent, primarily due to a seven percent increase in average daily crude oil production coupled with a four percent increase in crude oil prices. In Equatorial Guinea, crude oil sales increased 19 percent, primarily due to a 13 percent increase in average daily crude oil production coupled with a six percent increase in crude oil prices. In Other International, Corporate and Marketing, crude oil sales increased 109 percent, primarily due to start-up operations in China, which commenced in the first quarter of 2003.

During the first nine months of 2003, crude oil sales increased 35 percent compared the same period in 2002. Crude oil sales increased due to a 16 percent increase in average daily crude oil production coupled with a 16 percent increase in crude oil prices. Domestically, crude oil sales increased 25 percent, primarily due to a 14 percent increase in crude oil prices coupled with a 10 percent increase in average daily crude oil production. In Equatorial Guinea, crude oil sales increased 42 percent, primarily due to a 19 percent increase in crude oil prices coupled with a 20 percent increase in average daily crude oil production. In Other International, Corporate and Marketing, crude oil sales increased 116 percent, primarily due to the start-up operations in China, which commenced in the first quarter of 2003.

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

For the third quarter of 2003, net revenues and expenses from NEMI third-party sales totaled $16.9 million and $14.7 million, respectively, for a combined gross margin of $2.2 million. In comparison, for the third quarter of 2002, NEMI third-party sales and expenses of $18.9 million and $15.2 million, respectively, resulted in a combined gross margin of $3.7 million. For the nine months ended September 30, 2003, net revenues and expenses from NEMI third-party sales totaled $54.7 million and $48.7 million, respectively, for a combined gross margin of $6.0 million. In comparison, for the first nine months of 2002, NEMI third-party sales and expenses of $47.6 million and $40.2 million, respectively, resulted in a combined gross margin of $7.4 million. The Company adopted EITF Topic 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts,” on January 1, 2003. The result of the adoption of EITF Topic 02-03 was to account for gathering, marketing and processing revenues and expenses related to derivative trading activities on a net basis. The adoption did not have an effect on the Company’s net results from operations for any periods.

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

At September 30, 2003, the Company recorded crude oil and natural gas hedge receivables of $8.0 million, crude oil and natural gas hedge liabilities of $10.8 million and other comprehensive loss, net of tax, of $1.5 million related to the Company’s cash flow hedging contracts. The Company recorded net hedging losses of $9.1 million and $61.7 million for the three months and the nine months ended September 30, 2003, respectively.

During the three-month and nine-month periods ending September 30, 2003, the Company had contracts with ENA that resulted in $.3 million and $6.6 million of income, respectively, (net of allowance) recognized in earnings. In addition, as of September 30, 2003, the Company had NYMEX-related transactions with ENA totaling 183 contracts with a mark-to-market receivable value of $1.4 million compared to 208 contracts with a mark-to-market receivable value of $2.5 million in the second quarter of 2003. For additional discussion of ENA matters, see Note 10, “Commitments and Contingencies” of this Form 10-Q.

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

Crude oil and natural gas exploration expense decreased $25.1 million for the three months ended September 30, 2003, as compared with the same period in 2002. The third quarter 2003 decrease is primarily due to decreased dry hole expense, which was lower by $25.0 million compared to the same period in 2002. For the nine months ended September 30, 2003, exploration expense decreased $11.7 million, as compared with the same period in 2002. The decrease was due to a $16.1 million decrease in dry hole expense, offset by an increase in undeveloped lease amortization of $2.9 million. The decrease in exploration expense resulted primarily from decisioning several significant dry holes during the same periods in 2002. During the first nine months of 2003 and 2002, the Company drilled 39 exploratory wells and 61 exploratory wells, respectively.

Crude oil and natural gas operations expense increased $6.2 million for the three months ended September 30, 2003, as compared with the same period in 2002. The increase consists primarily of a $1.1 million increase in production taxes resulting from higher commodity prices and a $3.8 million increase in operating costs associated with the start-up of new international properties. For the nine months ended September 30, 2003, operations expense increased $31.8 million, as compared with the same period in 2002. The increase consists primarily of a $6.6 million increase in production taxes resulting from higher commodity prices and a $24.1 million increase in operating costs associated with the start-up of new international properties and additional deepwater production projects.

Depreciation, depletion and amortization (“DD&A”) expense increased $13.1 million for the three months ended September 30, 2003, as compared with the same period in 2002. The unit rate of DD&A per barrel of oil equivalent (“BOE”), converting gas to oil on the basis of six MCF per barrel, was $8.81 for the third quarter of 2003. The unit rate per barrel for the same period in 2002 was $7.52. For the nine months ended September 30, 2003, the unit rate per barrel was $8.65 compared with $7.76 for the same period in 2002. The increase was primarily due to higher finding costs in the Gulf of Mexico shallow shelf in prior years and the initial capital carry associated with the Company’s joint venture with Aspect Energy. The adoption of SFAS No. 143, as of January 1, 2003, which related to accounting for asset retirement costs, also contributed to higher DD&A.

Interest expense increased three percent for the three months ended September 30, 2003 as compared with the same period in 2002. The average interest rate on short-term loans for the three-month period ending September 30, 2003 was 2.32 percent compared to 2.62 percent for the same period in 2002. Short-term borrowings outstanding for the three-month period ending September 30, 2003 averaged $21.1 million compared to $14.8 million for the same period in 2002. For the nine months ended September 30, 2003, interest expense decreased two percent as compared with the same period in 2002. The average interest rate on short-term loans for the first nine months of 2003 was 2.27 percent compared to 2.66 percent for the same period in 2002. Short-term borrowings outstanding for the nine-month period ending September 30, 2003 averaged $17.4 million compared to $15.2 million for the same period in 2002.

The Company’s effective tax rate on income before discontinued operations and cumulative effect of change in accounting principle for the nine months ending September 30, 2003 was 38.3 percent. The difference between the effective rate and the federal statutory rate of 35 percent was due primarily to higher taxes on foreign income, the provision for state income taxes and a partially offsetting tax benefit for costs incurred on the Israel project.

On January 1, 2003, the Company adopted SFAS No. 143, which requires the accretion of interest for retirement obligations. This amount totaled $2.4 million and $7.0 million, respectively, for the three months and nine months ended September 30, 2003.

FUTURE TRENDS

In Israel, Noble Energy has completed all construction necessary to begin natural gas production. The Company expects to start production during the fourth quarter of 2003. In Equatorial Guinea, the phase 2A condensate expansion project is expected to start-up during the fourth quarter of 2003. Phase 2A is expected to add gross production of 6,000 Bpd upon start-up, which is expected to occur in the first week of December 2003. The Company expects crude oil and natural gas production to increase in 2004 compared to 2003. The increase in 2004 is expected primarily from the ramp-up of production from the Mari-B field, offshore Israel and the phase 2A expansion of the Alba field in Equatorial Guinea.

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

COMPANY STOCK REPURCHASE PLAN

The Company’s Board of Directors, in February 2000, authorized a repurchase of up to $50 million in the Company’s common stock. In the first quarter of 2000, the Company repurchased approximately $30 million of common stock. The 2000 repurchase of 1.4 million shares at an average cost of $21.84 per share was funded from the Company’s cash flow. On September 17, 2001 the Company’s Board of Directors approved an expansion of the original repurchase program from $50 million to $100 million. During the fourth quarter of 2001, in conjunction with the expanded repurchase program, the Board approved a stock repurchase forward program. Under the stock repurchase forward program, one of the Company’s banks purchased approximately $35 million of the Company’s stock or 1.04 million shares on the open market during the first quarter of 2002.

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

During the second quarter of 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” As a result, the Company recorded an additional 1.04 million shares of treasury stock at a cost of $36.6 million and an obligation of $36.6 million. On July 28, 2003, the Company paid $10.0 million on the obligation and plans to extinguish the remaining $26.6 million balance by year-end 2003.

ACCOUNTING FOR COSTS ASSOCIATED WITH MINERAL RIGHTS

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, excluding amortization, the Company would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company has not yet determined fully the impact of this change; however, it is expected to significantly impact the Company’s balance sheet. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company’s debt agreements.

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

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the third quarter of 2003. The table below depicts the various transactions that settled for the third quarter.

Natural Gas

Hedge MMBTUpd	185,000
Floor price range	$ 3.25 - $3.80
Ceiling price range	$ 4.00 - $5.00
Percent of daily production	51%
Realized loss per Mcf	$(0.21)

Crude Oil

Hedge Bpd	15,000
Floor price range	$ 23.00 - $25.00
Ceiling price range	$ 27.20 - $32.70
Percent of daily production	39%
Realized loss per Bbl	$(0.61)

For the first nine months of 2003, the Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production. The table below depicts the various transactions that settled for the first nine months.

Natural Gas

Hedge MMBTUpd	185,000
Floor price range	$ 3.25 - $3.80
Ceiling price range	$ 4.00 - $5.20
Percent of daily production	50%
Realized loss per Mcf	$(0.50)

Crude Oil

Hedge Bpd	15,000
Floor price range	$ 23.00 - $25.00
Ceiling price range	$ 27.20 - $32.70
Percent of daily production	39%
Realized loss per Bbl	$(0.97)

As of November 10, 2003, the Company had entered into future costless collar transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
Production Period	Volumes Per Day	Average Price Per MMBTU Floor - Ceiling	Volumes Per Day	Average Price Per Bbl Floor - Ceiling
4Q2003	185,000	$3.43 - $4.84	18,000	$24.22 - $30.66
1Q2004	120,000	$4.81 - $7.73	15,000	$25.33 - $31.53
2Q2004	120,000	$4.06 - $5.95	10,000	$24.50 - $30.50
3Q2004	120,000	$4.19 - $5.99	5,000	$24.00 - $30.20
4Q2004	120,000	$4.19 - $6.42

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

The Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production for the third quarter of 2002. The table below depicts the various transactions that settled for the third quarter.

Natural Gas

Hedge MMBTUpd	195,000
Floor price range	$ 2.75 - $3.25
Ceiling price range	$ 3.50 - $5.10
Percent of daily production	51%
Realized gain per Mcf	$0.05

Crude Oil

Hedge Bpd	10,000
Floor price range	$ 23.00 - $24.00
Ceiling price range	$ 29.30 - $30.00
Percent of daily production	29%
Realized loss per Bbl	$(0.02)

For the first nine months of 2002, the Company entered into various natural gas costless collars and crude oil costless collar transactions related to its production. The table below depicts the various transactions that settled for the first nine months.

Natural Gas

Hedge MMBTUpd	172,051
Floor price range	$ 2.00 - $3.25
Ceiling price range	$ 2.45 - $5.10
Percent of daily production	44%
Realized gain per Mcf	$0.04

Crude Oil

Hedge Bpd	4,487
Floor price range	$ 23.00 - $24.00
Ceiling price range	$ 29.30 - $30.00
Percent of daily production	13%
Realized loss per Bbl	$(0.01)

NEMI, from time to time, employs derivative arrangements in connection with its purchases and sales of production. While most of NEMI’s purchases are made for an index-based price, NEMI’s customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, NEMI may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, as of September 30, 2003, the Company believes it had no material market risk exposure from NEMI’s derivative arrangements. During the third quarter of 2003, NEMI had derivative arrangements with broker-dealers that represented approximately 890,000 MMBTU’s of natural gas per day. Arrangements for October 2003 through May 2006, which range from 20,000 MMBTU’s to 757,000 MMBTU’s of natural gas per day for future physical transactions, were not closed at September 30, 2003. During the third quarter of 2002, NEMI had derivative arrangements with broker-dealers that represented approximately 1,221,000 MMBTU’s of natural gas per day. For the nine months ended September 30, 2003, NEMI had hedging transactions that represented approximately 1,082,000 MMBTU’s of natural gas per day, compared with 1,388,000 MMBTU’s of natural gas per day for the same period in 2002.

The Company has a $400 million credit agreement, which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2003, the Company had $335 million outstanding on its $400 million credit facility, which has a maturity date of November 30, 2006. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. The Company also had a $200 million 364-day credit agreement, which exposed the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate was based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At September 30, 2003, there was $40 million borrowed on this credit agreement, which was subsequently reduced to $20 million on October 27, 2003. On November 3, 2003, the Company entered into a new $300 million credit facility which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. This 364-day credit facility is based on LIBOR plus a range of 62.5 to 150 basis points, depending upon the percentage of utilization. Proceeds of $40 million from the new $300 million credit facility were used to pay the $20 million balance on the expiring $200 million credit facility and other corporate obligations. All other significant Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures by Charles D. Davidson, the Company’s principal executive officer, and James L. McElvany, the Company’s principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

(b)                                 The following reports on Form 8-K were filed by the Company:

(i)                                     On July 25, 2003, Noble Energy furnished a current report on Form 8-K to report under Item 9 that it was filing a copy of its press release announcing its financial results for its second fiscal quarter ended June 30, 2003. The date of such report (the date of the earliest event reported) was July 23, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date	November 12, 2003	/s/ JAMES L. McELVANY
JAMES L. McELVANY Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)