Form 10-K/A
period 2002-12-31
NOBLE ENERGY INC
filed 2004-01-16
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

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

(Registrant’s telephone number, including area code)

(281) 872-3100

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

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders held on April 29, 2003, are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement was filed with the Securities and Exchange Commission on March 25, 2003.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the annual report on Form 10-K of Noble Energy, Inc. (the “Company” or “Noble Energy”) filed with the Securities and Exchange Commission on March 11, 2003 (the “Original Report on Form 10-K”).  The purpose of this Amendment is to file our 2001 and 2000 financial statements, which KPMG has re-audited.  Arthur Andersen previously audited these financial statements.  In May 2002, we discontinued our use of Arthur Andersen and engaged KPMG to audit our financial statements for 2002.  Our 2002 financial statements, audited by KPMG, were filed with our 2002 Form 10-K on March 11, 2003 and did not require re-audit.

We engaged KPMG to re-audit our 2001 and 2000 financial statements in connection with the January 1, 2003 adoption of Emerging Issues Task Force EITF 02-03 “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” (“EITF 02-03”) and as a result of our reporting discontinued operations for the sale of oil and gas properties during 2003. The results of the re-audit as related to the reclassifications of the above two items will be included in a subsequent Form 8-K.

With this Amendment we are filing the re-audited 2001 and 2000 financial statements to reflect the consolidation of $125 million of Series A-2 Notes of AMCCO, as our 2002 financial statements, filed in March 2003, already reflect. (Through AMCCO we own 45 percent of an entity that owns and operates a methanol plant in Equatorial Guinea.)

This restatement of our 2001 and 2000 financial statements does not impact our 2002 financial statements.  Further, the restatement does not impact our net income, earnings per share, shareholders’ equity, or other comprehensive income for 2001 or 2000. The net impact of the restatement adjustment on our financial statements is as follows:

Investment in unconsolidated subsidiary and long-term debt each increased by approximately $125 million as of December 31, 2001.

Income from investment in unconsolidated subsidiary and interest expense each increased by approximately $12 million for each of the years ended December 31, 2001 and 2000.

Net cash provided by operating activities and net cash used in investing activities each decreased by approximately $12 million for each of the years ended December 31, 2001 and 2000.

For additional information about the restatement of our 2001 and 2000 financial statements, see “Note 2 – Restatement - Structured Financing of Methanol Plant”, in the notes to the consolidated financial statements. Each item of the financial statements and disclosures that are affected by the restatement have been amended and restated. Generally, no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Report on Form 10-K except as required to reflect the effects of the restatement. However, subsequent events have been reported in a separate section of the Management’s Discussion and Analysis, entitled “Subsequent Events”, and in “Note 14 – Subsequent Events”, in the notes to the consolidated financial statements.

PART I

Item 1.                                   Business

This Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. For more information, see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk - Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995 and Other Federal Securities Laws” of this Form 10-K/A.

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

As of January 1, 2003, the Company’s wholly-owned subsidiary, NEMI, markets the majority of the Company’s domestic natural gas as well as third-party natural gas. NEMI also markets a portion of the Company’s domestic crude oil as well as third-party crude oil. For more information regarding NEMI’s operations, see “Item 1. Business—Crude Oil and Natural Gas—Marketing” of this Form 10-K/A.

In this report, the following abbreviations are used:

Bbl	Barrel
Bbls	Barrels
MBbls	Thousand barrels
Bpd	Barrels per day
Bopd	Barrels oil per day
MMBbl	Million barrels
MBpd	Thousand barrels per day
MMBpd	Million barrels per day
MBopd	Thousand barrels oil per day
MMBopd	Million barrels oil per day
BOE	Barrels oil equivalent
MMBoe	Million barrels oil equivalent
MMBoepd	Million barrels oil equivalent per day
$MM	Millions of dollars
Kwh	Kilowatt hour
MW	Megawatt
MWH	Megawatt hours
Mcf	Thousand cubic feet
Mcfe	Thousand cubic feet equivalent
MMcf	Million cubic feet
MMcfepd	Million cubic feet equivalent per day
MMcfpd	Million cubic feet per day
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
Bcfepd	Billion cubic feet equivalent per day
Bcfpd	Billion cubic feet per day
Tcf	Trillion cubic feet
Tcfe	Trillion cubic feet equivalent
BTU	British thermal unit
BTUpcf	British thermal unit per cubic foot
MMBTU	Million British thermal unit
MMBTUpd	Million British thermal unit per day
MTpd	Metric tons per day
LPG	Liquefied petroleum gas

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

Equatorial Guinea. Noble Energy has been actively engaged in exploration, exploitation and development of crude oil and natural gas properties offshore Equatorial Guinea (West Africa) since 1990. The offshore Equatorial Guinea production is from the Alba field, which produces natural gas and condensate. The majority of the natural gas production is sold to a methanol plant, which began production in the second quarter of 2001. The methanol plant has a 25-year contract to purchase natural gas from the Alba field. The plant is owned by Atlantic Methanol Production Company LLC (“AMPCO”), in which the Company indirectly owns a 45 percent interest through its ownership of Atlantic Methanol Capital Company (“AMCCO”). For more information on the methanol plant, see “Item 1. Business-Unconsolidated Subsidiary” of this Form 10-K/A.

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

Crude oil prices are affected by a variety of factors that are beyond the control of the Company. The Company’s average crude oil price increased $.68 from $23.30 per Bbl in 2001 to $23.98 per Bbl in 2002. Due to the volatility of crude oil prices, the Company, from time to time, has used hedging instruments and may do so in the future as a means of controlling its exposure to price changes. For additional information, see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

Substantial competition in the natural gas marketplace continued in 2002. The Company’s average natural gas price decreased from $3.98 per Mcf in 2001 to $2.92 per Mcf in 2002. Due to the volatility of natural gas prices, the Company, from time to time, has used hedging instruments and may do so in the future as a means of controlling its exposure to price changes. For additional information, see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

Unconsolidated Subsidiary

The Company owns a 45 percent interest in AMPCO through its ownership in AMCCO. Prior to January 2002, AMCCO was a 50 percent owned joint venture that owned an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due December 15, 2004 to fund the remaining construction payments. The Company includes the $125 million Series A-2 senior notes in its balance sheet. On January 2, 2002, the Company’s partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner’s sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO’s $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company’s partner. The terms of the $125 million Series A-2 Notes remain unchanged.

The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The total construction costs of the plant and supporting facilities as of December 31, 2002 were $417 million, with the Company responsible for $208.5 million. The plant is designed to produce 2,500 MTpd of methanol, which equates to approximately 20,000 Bpd. At this level of production, the plant would purchase approximately 125 MMcfpd from the 34 percent owned Alba field. The methanol plant has a 25-year contract to purchase natural gas from the Alba field. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 10 - Unconsolidated Subsidiary” of this Form 10-K/A.

Geographical Data

The Company has operations throughout the world and manages its operations by country. Information is grouped into five components that are all primarily in the business of natural gas and crude oil exploration, exploitation and production: United States, Equatorial Guinea, Mediterranean Sea, North Sea and Other International. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 12 - Geographical Data” of this Form 10-K/A.

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

Sales of Unregistered Securities. The Company owns a 45 percent interest in AMPCO through its ownership in AMCCO. Prior to January 2002, AMCCO was a 50 percent owned joint venture that owned an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due December 15, 2004 to fund the remaining construction payments. The Company includes the $125 million Series A-2 senior notes in its balance sheet. On January 2, 2002, the Company’s partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner’s sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO’s $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company’s partner. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001.

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

Item 6.                                   Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share amounts and ratios)	2002	2001	2000	1999	1998
		(Restated)	(Restated)	(Restated)
Revenues and Income
Revenues	$1,443,728	$1,600,746	$1,411,512	$918,349	$906,787
Net cash provided by operating activities	504,291	623,762	558,315	343,100	382,010
Net income (loss)	17,652	133,575	191,597	49,461	(164,025)
Per Share Data
Basic earnings (loss) per share	$.31	$2.36	$3.42	$.87	$(2.88)
Cash dividends	$.16	$.16	$.16	$.16	$.16
Year-end stock price	$37.55	$35.29	$46.00	$21.44	$24.63
Basic weighted average shares outstanding	57,196	56,549	55,999	57,005	56,955
Financial Position (at year end)
Property, plant and equipment, net:
Oil and gas mineral interests, equipment and facilities	$2,139,785	$1,953,211	$1,485,123	$1,242,370	$1,429,667
Total assets	2,730,015	2,604,255	2,002,819	1,543,023	1,686,080
Long-term obligations:
Long-term debt, net of current portion	977,116	961,118	648,567	567,524	745,143
Deferred income taxes	201,939	176,259	117,048	83,075	106,823
Other	69,820	75,629	61,639	53,877	52,868
Shareholders’ equity	1,009,386	1,010,198	849,682	683,609	642,080
Ratio of debt-to-book capital	.50	.50	.44	.46	.54
Capital Expenditures
Oil and gas mineral interests, equipment and facilities	$543,967	$765,291	$502,430	$121,077	$445,910
Methanol and power projects	57,646	95,716	98,737	89,728	25,131
Other	3,185	1,932	4,430	1,410	2,733
Total capital expenditures	$604,798	$862,939	$605,597	$212,215	$473,774

The selected financial data has been adjusted to reflect the restatement that the Company has made in connection with a re-audit of its consolidated financial statements for 2001 and 2000. For additional information, see “Item 8. Financial Statements and Supplementary Data”.

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

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K/A contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. For more information, see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk - Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995 and Other Federal Securities Laws” of this Form 10-K/A.

This report contains consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. The nature of the restatement adjustments that the Company has made to its financial statements for the years ended December 31, 2001 and 2000 are described in Note 2 to the consolidated financial statements set forth in this report. The net impact of the adjustments include the following:

Investment in unconsolidated subsidiary and long-term debt each increased by approximately $125 million as of December 31, 2001.

Income from investment in unconsolidated subsidiary and interest expense each increased by approximately $12 million for each of the years ended December 31, 2001 and 2000, respectively. There was no impact to reported net income in 2001 or 2000.

Net cash provided by operating activities and net cash used in investing activities each decreased by approximately $12 million for each of the years ended December 31, 2001 and December 31, 2000.

Generally, no attempt has been made in the following discussion to modify or update other disclosures, except as required to reflect the effects of the above items.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company’s estimates of crude oil and natural gas reserves are the most significant. All of the reserve data in this Form 10-K/A are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved natural gas and crude oil reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.

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

Other significant items subject to estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates. Management believes it is necessary to understand the Company’s significant accounting policies, “Item 8. Financial Statements and Supplementary Data—Note 1 - Summary of Significant Accounting Policies” of this Form 10-K/A, in order to understand the Company’s financial condition, changes in financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s net cash provided from operations in 2002 was lower than 2001 due to lower natural gas prices and decreased gas production volumes, offset partially by higher oil prices and increased oil production volumes. Net cash from operating activities per BOE of production are shown in the chart below.

The crude oil price received by the Company in 2002 increased three percent from 2001 and the natural gas price received by the Company decreased 27 percent in 2002 from the price received in 2001. In 2001, the Company’s crude oil price decreased nine percent and the natural gas price increased five percent compared to 2000.

The Company owns a 45 percent interest in AMPCO through its ownership in AMCCO. Prior to January 2002, AMCCO was a 50 percent owned joint venture that owned an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due December 15, 2004 to fund the remaining construction payments. The Company includes the $125 million Series A-2 senior notes in its balance sheet. On January 2, 2002, the Company’s partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner’s sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO’s $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company’s partner. The terms of the $125 million Series A-2 Notes remain unchanged. The plant construction started during 1998 and initial production of commercial grade methanol commenced May 2, 2001. The total costs of the plant and supporting facilities as of December 31, 2002 were $417 million, with the Company responsible for $208.5 million. During 2002, the Company recorded costs of $7 million toward the project.

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

Financing

The Company’s total long-term debt, net of unamortized discount, at December 31, 2002, was $977 million compared to $961 million at December 31, 2001. The ratio of debt-to-book capital (defined as the Company’s total debt plus its equity) was 50 percent at December 31, 2002, and 50 percent at December 31, 2001.

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

•                  $7.9 million of the 6.25% Aspect acquisition note, payable in 2004

•                  ($6.2) million unamortized discount

The Company entered into a new $400 million five-year credit agreement on November 30, 2001 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. At December 31, 2002, there was $380 million borrowed against this credit agreement, which has a maturity date of November 30, 2006. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 4 - Debt” of this Form 10-K/A.

The Company also entered into a new $200 million 364-day credit agreement on November 27, 2002 with certain commercial lending institutions which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 62.5 to 150 basis points depending upon the percentage of utilization and credit rating. At December 31, 2002, there were no amounts outstanding under this credit agreement. The agreement has a maturity date of November 26, 2003 for the revolving commitment and a maturity date of November 25, 2004 for the term commitment that includes any balance remaining after the revolving commitment matures. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 4 - Debt” of this Form 10-K/A.

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

Other

The Company has paid quarterly cash dividends of $.04 per share since 1989. For more information, see “Subsequent Events” of this Form 10-K/A.

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

The program was scheduled to mature in January 2003 but has been extended to January 2004. Under the provisions of the agreement with the bank, the Company can choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company’s share price decreases by 50 percent (to $16.77 per share) or if the Company’s credit rating is downgraded below BBB- (S&P) or Baa3 (Moody’s). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company’s capital in excess of par value. As of December 31, 2002, the fair value of the Company’s obligation under the contract would be an obligation to pay approximately $36.1 million to the bank (and hold the shares as treasury stock), or the bank would return 81,946 shares of Company stock to the Company, or the bank would pay $3.1 million to the Company. In June 2003, the Company and the bank amended the agreement to delete the provisions that allowed the Company to net settle the contract, and in December 2003, the Company paid the obligation in full. See also “Subsequent Events” of this Form 10-K/A.

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

Derivatives and Hedging Activities

The Company, directly or through its subsidiaries, from time to time, uses various hedging arrangements in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such arrangements include fixed price hedges, costless collars and other contractual arrangements. Although these hedging arrangements expose the Company to credit risk, the Company monitors the creditworthiness of its counterparties and believes that losses from nonperformance are unlikely to occur. Hedging gains and losses related to the Company’s crude oil and natural gas production are recorded in crude oil and natural gas sales and royalties. For more information, see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K/A.

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

Through December 31, 2002, the Company provided for the cost of future liabilities related to restoration and dismantlement costs for offshore facilities. This provision is based on the Company’s best estimate of such costs to be incurred in future years based on information from the Company’s engineers. These estimated costs were provided through charging DD&A expense using a ratio of production divided by reserves multiplied by the estimated costs to dismantle and restore. The Company adopted SFAS No. 143 on January 1, 2003 and will recognize, as the fair value of asset retirement obligations, $99.7 million related to the United States and $10.0 million related to the North Sea. The Company’s accumulated provision for future dismantlement and restoration cost was $84.1 million at December 31, 2002, $80.0 million at December 31, 2001 and $79.7 million at December 31, 2000. The Company has not determined the cumulative effect of adoption of this standard. Total estimated future dismantlement and restoration costs of $206.6 million, which consists of $188.7 million for the United States and $17.9 million for the North Sea, are included in future production and development costs for purposes of estimating the future net revenues relating to the

Company’s proved reserves. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 1 - Summary of Significant Accounting Policies” of this Form 10-K/A.

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

SUBSEQUENT EVENTS

ACCOUNTING FOR COSTS ASSOCIATED WITH MINERAL RIGHTS: During 2003, a reporting issue arose regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, excluding amortization, the Company would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company has not yet determined fully the impact of this change; however, it is expected to significantly impact the Company’s balance sheet. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company’s debt agreements.

2003 PROPERTY SALES: During 2003, the Company identified five property packages for disposition. Bids have now been received on all five packages. Year-to-date, property sales have closed on four of the five packages, with the remaining property package expected to close during the first quarter of 2004. Total pretax proceeds on all five packages, before closing adjustments, are expected to be in excess of $110 million.

During the third quarter 2003, closed property sales resulted in a pretax gain of $9.9 million. Also during the third quarter 2003, certain properties in two packages were classified as held for sale, written down by $18.3 million to fair value, pretax, and reported in discontinued operations.

Subsequent to September 30, 2003, the remaining asset package met the criteria to be classified as held for sale. During the fourth quarter 2003, Noble Energy has closed sales on properties located in California, Oklahoma and Wyoming. A package of Gulf of Mexico properties is expected to close during the first quarter 2004. The transfer of the remaining property package to discontinued operations and the timing of completed sales will result in an expected non-cash, pretax write-down to fair value and realized loss of approximately $40 million ($26 million after tax) (unaudited). The total non-cash charge will appear in discontinued operations for the fourth quarter 2003.

CREDIT FACILITY: The Company entered into a new 364-day credit facility in the amount of $300 million effective November 3, 2003 that replaced the $200 million credit facility that would have expired November 26, 2003. The interest rate on the new credit facility is LIBOR plus a range of 62.5 to 150 basis points, depending upon the percentage of utilization.

ADOPTION OF SFAS NO. 150: During the second quarter of 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” As a result, the Company recorded an additional 1.04 million shares of treasury stock at a cost of $36.6 million and an obligation of $36.6 million.  During 2003 the Company paid the obligation of $36.6 million in full.

DIVIDEND PAYMENT: On October 28, 2003, the Company’s Board of Directors declared a quarterly cash dividend of five cents per common share payable November 24, 2003 to the shareholders of record on November 10, 2003. This payment represents an increase of one cent per share, or 25 percent, over the Company’s previous quarterly payment of four cents per share.

LEGAL UPDATE: On January 13, 2003, the Noble Defendants each filed an answer to ENA’s complaint. On January 29, 2003, the Noble Defendants filed the Motion of Noble Energy Marketing, Inc., as Successor to Noble Gas Marketing, Inc., Aspect Resources L.L.C., and Noble Energy, Inc., as Successor to Samedan Oil Corporation, to Compel Arbitration. On March 4, 2003, the Court issued its Order Governing Mediation of Trading Cases and Appointing the Honorable Allan L. Gropper as Mediator (the “Mediation Order”) which, among other things, abated this case and referred it to mediation along with other pending adversary proceedings in the Enron bankruptcy cases which involve disputes arising from or in connection with commodity trading contracts. Pursuant to the Mediation Order, the Honorable Allan L. Gropper (United States Bankruptcy Judge for the Southern District of New York) is acting as mediator for this case and the other trading cases which have been referred to him. The mediation for this case was held on December 17, 2003 and no resolution was reached.

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

In June 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues contained in Topic 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” While the Company does not engage in energy trading activities, the EITF has expanded its definition of energy trading activities to include the marketing activities in which the Company is engaged. As of January 1, 2003, the Company presents its gathering, marketing and processing activities in the statement of operations for all periods on a net rather than a gross basis. The change will significantly decrease reported marketing sales and purchases, but will have no effect on operating income or cash flows.

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

Natural Gas		Crude Oil
Hedge MMBTUpd	170,274	Hedge Bpd	5,247
Floor price range	$2.00 - $3.50	Floor price range	$23.00 - $24.00
Ceiling price range	$2.45 - $5.10	Ceiling price range	$29.30 - $30.10
Percent of daily production	44%	Percent of daily production	15%
Gain (loss) per Mcf	$.03	Gain (loss) per Bbl	$0

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

The Company has a $400 million credit agreement that exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The interest rate is based upon a Eurodollar rate plus a range of 60 to 145 basis points depending upon the percentage of utilization and credit rating. At December 31, 2002, there was $380 million borrowed against this credit agreement with an interest rate of 2.47 percent and a maturity date of November 30, 2006. A ten percent change in the December 31, 2002 interest rate on this $380 million would result in a change in interest expense of $937,080. All other significant Company long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. For more information, see “Financial Statements and Supplementary Data—Note 4 - Debt” of this Form 10-K/A.

The Company does not enter into foreign currency derivatives. The U.S. dollar is considered the primary currency for each of the Company’s international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Transaction gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. Such gains or losses are included in other income on the statement of operations. However, certain sales transactions are concluded in foreign currencies and the Company, therefore, is exposed to potential risk of loss based on fluctuation in exchange rates from time to time.

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

Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Sometimes the Company will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this Form 10-K/A, the matters discussed in this Form 10-K/A are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

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

Reserve Estimates. Noble Energy’s forward-looking statements are predicated, in part, on the Company’s estimates of its crude oil and natural gas reserves. All of the reserve data in this Form 10-K/A or otherwise made by or on behalf of the Company are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved natural gas and crude oil reserves. Projecting future rates of production and timing of future development expenditures is also inexact. Many factors beyond the Company’s control affect these estimates. In addition, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Therefore, estimates made by different engineers may vary. The results of drilling, testing and production after the date of an estimate may also require a revision of that estimate, and these revisions may be material. As a result, reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.

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

Item 8.            Financial Statements and Supplementary Data

All other financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

Independent Auditors’ Report

To the Shareholders and Board of Directors of Noble Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Noble Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Energy, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 – Restatement – Structured Financing of Methanol Plant to the accompanying consolidated financial statements, Noble Energy, Inc. has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000 for the effect of consolidating senior secured notes related to a structured finance arrangement.  Noble Energy, Inc.’s 2001 and 2000 consolidated financial statements were previously audited by other independent auditors who have ceased operations.

KPMG LLP

Houston, Texas
December 23, 2003

CONSOLIDATED BALANCE SHEETS

NOBLE ENERGY, INC. AND SUBSIDIARIES

	December 31,
(in thousands, except share amounts)	2002	2001
		(As Restated)
ASSETS
Current Assets:
Cash and short-term investments	$15,442	$73,237
Accounts receivable - trade	232,924	182,979
Oil and gas hedges receivable	10,271	33,424
Materials and supplies inventories	10,663	10,828
Other current assets	41,074	51,103
Total current assets	310,374	351,571
Property, Plant and Equipment, at Cost:
Oil and gas mineral interests, equipment and facilities (successful efforts method of accounting)	4,285,508	3,929,226
Other	48,507	45,528
	4,334,015	3,974,754
Accumulated depreciation, depletion and amortization	(2,194,230)	(2,021,543)
Total property, plant and equipment, net	2,139,785	1,953,211
Investment in Unconsolidated Subsidiary	234,668	242,142
Other Assets	45,188	57,331
Total Assets	$2,730,015	$2,604,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - trade	$351,856	$270,091
Short-term note payable		25,000
Current installments of long-term debt	41,919	19,507
Oil and gas hedges payable	32,285	25,363
Other current liabilities	36,159	41,090
Income taxes - current	9,535
Total current liabilities	471,754	381,051
Deferred Income Taxes	201,939	176,259
Other Deferred Credits and Noncurrent Liabilities	69,820	75,629
Long-term Debt	977,116	961,118
Shareholders’ Equity:
Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued
Common stock - par value $3.33 1/3; 100,000,000 shares authorized; 59,868,067 and 59,511,323 shares issued in 2002 and 2001, respectively	199,558	198,369
Capital in excess of par value	405,271	396,104
Accumulated other comprehensive income (loss)	(14,603)	5,070
Retained earnings	458,490	449,985
	1,048,716	1,049,528
Less common stock in treasury at cost (December 31, 2002 and 2001, 2,505,522 shares)	(39,330)	(39,330)
Total shareholders’ equity	1,009,386	1,010,198
Total Liabilities and Shareholders’ Equity	$2,730,015	$2,604,255

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

NOBLE ENERGY, INC. AND SUBSIDIARIES

	Year ended December 31,
(in thousands, except per share amounts)	2002	2001	2000
		(As Restated)	(As Restated)
Revenues:
Oil and gas sales and royalties	$700,602	$871,812	$800,594
Gathering, marketing and processing	714,091	721,000	589,933
Electricity sales	18,257
Income from investment in unconsolidated subsidiary	9,532	6,981	13,544
Other income	1,246	953	7,441
Total Revenues	1,443,728	1,600,746	1,411,512
Costs and Expenses:
Oil and gas operations	133,826	133,549	121,866
Transportation	16,441	16,012	9,241
Oil and gas exploration	150,701	152,096	84,868
Gathering, marketing and processing	703,556	708,292	574,266
Electricity generation	15,946
Depreciation, depletion and amortization	285,286	284,016	230,800
Selling, general and administrative	47,664	44,164	47,291
Interest	64,040	53,960	50,023
Interest capitalized	(16,331)	(15,953)	(6,326)
Total Costs and Expenses	1,401,129	1,376,136	1,112,029
Income Before Taxes	42,599	224,610	299,483
Income Tax Provision:
Current	7,625	31,595	74,616
Deferred	17,322	59,440	33,270
Total Tax Provision	24,947	91,035	107,886
Net Income	$17,652	$133,575	$191,597
Basic Earnings Per Share	$0.31	$2.36	$3.42
Diluted Earnings Per Share	$0.31	$2.33	$3.38
Weighted Average Shares Outstanding:
Basic	57,196	56,549	55,999
Diluted	57,763	57,303	56,755

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOBLE ENERGY, INC. AND SUBSIDIARIES

	Year ended December 31,
(in thousands)	2002	2001	2000
		(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net income	$17,652	$133,575	$191,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	285,286	284,016	230,800
Depreciation, depletion and amortization - electricity generation	8,458
Dry hole expense	81,396	99,684	38,463
Amortization of unproved leasehold costs, net	21,254	17,213	16,075
(Gain) loss on disposal of assets	(106)	(2,098)	(3,799)
Noncurrent deferred income taxes	18,192	59,212	33,973
Income from unconsolidated subsidiary	(9,532)	(6,981)	(13,544)
Dividends received from unconsolidated subsidiary	17,696
Increase (decrease) in other deferred credits	(5,810)	13,990	7,762
(Increase) decrease in other	10,942	(2,224)	(3,747)
Changes in operating assets and liabilities, not including cash:
(Increase) decrease in accounts receivable	(49,945)	57,973	(137,049)
(Increase) decrease in other current assets	21,972	(64,951)	3,557
Increase (decrease) in accounts payable	81,764	(17,960)	198,871
Increase (decrease) in other current liabilities	5,072	52,313	(4,644)
Net Cash Provided by Operating Activities	504,291	623,762	558,315
Cash Flows from Investing Activities:
Capital expenditures	(595,739)	(738,706)	(536,901)
Investment in unconsolidated subsidiary	(7,652)	(36,641)	(45,026)
Proceeds from sale of property, plant and equipment	20,363	1,434	12,608
Distribution from unconsolidated subsidiary	5,500
Aspect acquisition		(107,078)
Cash obtained in acquisition		9,286
Net Cash Used in Investing Activities	(577,528)	(871,705)	(569,319)
Cash Flows from Financing Activities:
Exercise of stock options	10,356	16,675	13,717
Cash dividends paid	(9,147)	(9,042)	(8,958)
Proceeds from bank debt	158,669	675,000	137,000
Repayment of bank debt	(124,929)	(375,000)	(57,000)
Repayment of notes payable - unconsolidated subsidiary			(23,245)
Repayment of note payable obtained in Aspect acquisition	(19,507)	(9,605)
Purchase of treasury stock			(30,283)
Net Cash Provided by Financing Activities	15,442	298,028	31,231
Increase (Decrease) in Cash and Short-term Cash Investments	(57,795)	50,085	20,227
Cash and Short-term Cash Investments at Beginning of Year	73,237	23,152	2,925
Cash and Short-term Cash Investments at End of Year	$15,442	$73,237	$23,152

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$26,321	$26,590	$32,976
Income taxes paid (refunded)	$(40,394)	$66,131	$56,890
Non-cash financing and investing activities:
Issuance of treasury stock for acquisition		$14,238
Debt assumed in acquisition		$40,043

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

NOBLE ENERGY, INC. AND SUBSIDIARIES

(in thousands)	Comprehensive Income (Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (At Cost)	Total Shareholders’ Equity

December 31, 1999		$195,231	$360,983	$142,813		$(15,418)	$683,609
Net Income				191,597			191,597
Purchase of treasury stock						(30,283)	(30,283)
Exercise of stock options		1,441	12,276				13,717
Cash dividends ($.16 per share)				(8,958)			(8,958)
December 31, 2000		$196,672	$373,259	$325,452		$(45,701)	$849,682
Net Income	$133,575			133,575			133,575
Hedge derivatives marked to market	5,070				5,070		5,070
Treasury stock issued for acquisition			7,867			6,371	14,238
Exercise of stock options		1,697	14,978				16,675
Cash dividends ($.16 per share)				(9,042)			(9,042)
Total	$138,645
December 31, 2001		$198,369	$396,104	$449,985	$5,070	$(39,330)	$1,010,198
Net Income	$17,652			17,652			17,652
Reclassification of unrealized gains on hedges to net income, net of $.5 income tax	1				1		1
Change in fair value of cash flow hedges, net of income tax	(19,674)				(19,674)		(19,674)
Exercise of stock options		1,189	9,167				10,356
Cash dividends ($.16 per share)				(9,147)			(9,147)
Total	$(2,021)
December 31, 2002		$199,558	$405,271	$458,490	$(14,603)	$(39,330)	$1,009,386

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

NOBLE ENERGY, INC.
LaTex Resources Inc.
Noble Energy Marketing, Inc.
Noble Gas Pipeline, Inc.
NPM, Inc.
Samedan North Sea, Inc.
Samedan of North Africa, Inc.
Atlantic Methanol Capital Company (“AMCCO”)
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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates of crude oil and natural gas reserves are the most significant. All of the reserve data in this Form 10-K/A are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved natural gas and crude oil reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. Other items subject to estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

Foreign Currency Translation

The U.S. dollar is considered the primary currency for each of the Company’s international operations. Transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Transaction gains or losses were not material in any of the periods presented and are included in other income on the statement of operations.

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

Accounting for Employee Stock-Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in “Note 6 - Common Stock, Stock Options and Stockholder Rights.” The Company accounts for those plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. At issuance, stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

Unconsolidated Subsidiary

The Company owns a 45 percent interest in AMPCO through its ownership in AMCCO. Prior to January 2002, AMCCO was a 50 percent owned joint venture that owned an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due December 15, 2004 to fund the remaining construction payments. The Company includes the $125 million series A-2 notes in its balance sheet. On January 2, 2002, the Company’s partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner’s sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO’s $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company’s partner. The terms of the $125 million Series A-2 Notes remain unchanged. The Company accounts for its investment in unconsolidated subsidiary under the equity method of accounting. AMPCO is an integral component of the Company’s natural gas operations as AMPCO’s function is to convert a portion of the Company’s natural gas reserves to methanol for sale. For more information, see “Note 2 – Restatement - Structured Financing of Methanol Plant” and “Note 10 - Unconsolidated Subsidiary”.

Reclassification

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation. These reclassifications are not material to the Company’s financial position.

Recently Issued Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and recognized, as the fair value of asset retirement obligations, $99.7 million related to the United States and $10.0 million related to the North Sea. The Company’s accumulated provision for future retirement obligations was $84.1 million at December 31, 2002. The Company has not determined the cumulative effect of adoption of this standard. The expected future retirement obligation for the United States is $188.7 million and for the North Sea is $17.9 million. The difference between the expected future retirement obligation and the fair value of the retirement obligation will be expensed beginning in 2003 based on the credit-adjusted risk-free rate of 8.5 percent until the asset retirement date.

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

In June 2002, the EITF reached a consensus on certain issues contained in Topic 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” While the Company does not engage in energy trading activities, the EITF has expanded its definition of energy trading activities to include the marketing activities in which the Company is engaged. As of January 1, 2003, the Company presents its gathering, marketing and processing activities in the statement of operations for all periods on a net rather than a gross basis. The change significantly decreased reported marketing sales and purchases, but had no effect on operating income or cash flows.

Note 2 – Restatement - Structured Financing of Methanol Plant

In 1999, the Company and an unrelated entity financed $250 million of the costs of construction of a jointly owned methanol plant with an off-balance-sheet special purpose entity (SPE) that entered into two separate non-recourse note borrowings (with the Company’s partner collateralizing $125 million of series A-1 senior secured notes and the Company collateralizing $125 million of series A-2 senior secured notes). The borrowings contained cross-collateral provisions with respect to a dividend distribution from AMPCO’s joint collection account into which the proceeds from shared collateral were to be deposited. Plant construction was completed in the spring of 2001. In December 2001, the Company’s partner issued an irrevocable call for $125 million of the A-1 Notes and they were re-paid in January 2002. As part of the 1999 financing, Noble Energy guaranteed the interest payments on the A-2 Notes, subject to a $75 million limit. The Company did not guarantee repayment of the A-2 Notes; however, the Company issued mandatorily convertible preferred stock to a trust as security for the A-2 Notes. If an amount to repay the A-2 Notes was not deposited within 120 days of the maturity date (or earlier date caused by, for example, a downgrade of the credit rating of the Company) the holders of 25 percent of the A-2 Notes could cause the mandatorily convertible preferred shares to be sold. The mandatorily convertible preferred stock of the Company was convertible into the number of shares of the Company’s Common Stock needed to make the note holder whole without limit. Additional security for the A-2 Notes was 60 percent of the capital stock of Samedan Methanol, an entity that held a 45 percent ownership interest in the methanol plant. The SPE’s assets comprised investments in Samedan Methanol and in another subsidiary that also owned a 45 percent interest in the methanol plant. Because the use of non-recourse debt having cross-collateral provisions only with respect to AMPCO’s joint collection account effectively segregated the cash flows and assets, in substance this financing created two separate SPEs. The Company has now concluded that it should have consolidated the $125 million of series A-2 senior secured notes. Therefore, the Company has restated its 2001 and 2000 consolidated balance sheet to increase its equity ownership interest in the methanol plant and increase debt, each by approximately $125 million.

The following tables reflect the effects of the adjustments the Company made to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000.  There was no impact on net income or earnings per share or to the consolidated statement of shareholders’ equity and other comprehensive income.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2001	2001
	(As Reported)	(As Restated)
ASSETS
Current assets	$351,571	$351,571
Total property, plant and equipment, net	1,953,211	1,953,211
Investment in Unconsolidated Subsidiary	117,735	242,142
Other Assets	57,331	57,331
Total Assets	$2,479,848	$2,604,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - trade	$270,091	$270,091
Short-term note payable	25,000	25,000
Current installments of long-term debt	19,507	19,507
Oil and gas hedges payable	25,363	25,363
Other current liabilities	40,624	41,090
Total current liabilities	380,585	381,051

Deferred Income Taxes	176,259	176,259
Other Deferred Credits and Noncurrent Liabilities	75,629	75,629
Long-term Debt	837,177	961,118
Total Shareholders’ Equity	1,010,198	1,010,198
Total Liabilities and Shareholders’ Equity	$2,479,848	$2,604,255

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2001	2001	2000	2000
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
Oil and gas sales and royalties	$871,812	$871,812	$800,594	$800,594
Gathering, marketing and processing	721,000	721,000	589,933	589,933
Income (loss) from investment in unconsolidated subsidiary	(5,075)	6,981	1,489	13,544
Other income	953	953	7,441	7,441
Total Revenues	1,588,690	1,600,746	1,399,457	1,411,512
Costs and Expenses:
Oil and gas operations	133,549	133,549	121,866	121,866
Transportation	16,012	16,012	9,241	9,241
Oil and gas exploration	152,096	152,096	84,868	84,868
Gathering, marketing and processing	708,292	708,292	574,266	574,266
Depreciation, depletion and amortization	284,016	284,016	230,800	230,800
Selling, general and administrative	44,164	44,164	47,291	47,291
Interest	41,904	53,960	37,968	50,023
Interest capitalized	(15,953)	(15,953)	(6,326)	(6,326)
Total Costs and Expenses	1,364,080	1,376,136	1,099,974	1,112,029
Income Before Taxes	224,610	224,610	299,483	299,483
Income Tax Provision:
Current	31,595	31,595	74,616	74,616
Deferred	59,440	59,440	33,270	33,270
Total Tax Provision	91,035	91,035	107,886	107,886
Net Income	$133,575	$133,575	$191,597	$191,597
Basic Earnings Per Share	$2.36	$2.36	$3.42	$3.42
Diluted Earnings Per Share	$2.33	$2.33	$3.38	$3.38
Weighted Average Shares Outstanding:
Basic	56,549	56,549	55,999	55,999
Diluted	57,303	57,303	56,755	56,755

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2001	2001	2000	2000
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Cash Flows from Operating Activities:
Net income	$133,575	$133,575	$191,597	$191,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	284,016	284,016	230,800	230,800
Dry hole expense	99,684	99,684	38,463	38,463
Amortization of unproved leasehold costs, net	17,213	17,213	16,075	16,075
(Gain) loss on disposal of assets	(2,098)	(2,098)	(3,799)	(3,799)
Noncurrent deferred income taxes	59,212	59,212	33,973	33,973
(Income) loss from unconsolidated subsidiary	5,075	(6,981)	(1,489)	(13,544)
Increase (decrease) in other deferred credits	13,990	13,990	7,762	7,762
(Increase) decrease in other	(2,224)	(2,224)	(3,747)	(3,747)
Changes in operating assets and liabilities, not including cash:
(Increase) decrease in accounts receivable	57,973	57,973	(137,049)	(137,049)
(Increase) decrease in other current assets	(64,951)	(64,951)	3,557	3,557
Increase (decrease) in accounts payable	(17,960)	(17,960)	198,871	198,871
Increase (decrease) in other current liabilities	52,267	52,313	(4,680)	(4,644)
Net Cash Provided by Operating Activities	635,772	623,762	570,334	558,315
Cash Flows from Investing Activities:
Capital expenditures	(738,706)	(738,706)	(536,901)	(536,901)
Investment in unconsolidated subsidiary	(48,651)	(36,641)	(57,045)	(45,026)
Proceeds from sale of property, plant and equipment	1,434	1,434	12,608	12,608
Aspect acquisition	(107,078)	(107,078)
Cash obtained in acquisition	9,286	9,286
Net Cash Used in Investing Activities	(883,715)	(871,705)	(581,338)	(569,319)

Net Cash Provided by Financing Activities	298,028	298,028	31,231	31,231

Increase in Cash and Short-term Cash Investments	50,085	50,085	20,227	20,227
Cash and Short-term Cash Investments at Beginning of Year	23,152	23,152	2,925	2,925
Cash and Short-term Cash Investments at End of Year	$73,237	$73,237	$23,152	$23,152

Note 3 - Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments, including current items, as of December 31, for each of the years are as follows:

	2002		2001 (As Restated)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Crude oil and natural gas price hedge agreements	$(22,520)	$(22,520)	$16,032	$16,032
Long-term debt	$(1,025,246)	$(1,039,216)	$(986,015)	$(996,540)

Note 4 - Debt

A summary of debt at December 31 follows:

		December 31, 2002		December 31, 2001
(in thousands)		Debt	Percentage Interest Rate	Debt (As Restated)	Percentage Interest Rate
$ 400 million Credit Agreement, maturity date November 2006		$380,000	2.47	$380,000	3.00
Note obtained in Aspect acquisition, due May 2004		11,508	6.25	31,015	6.25
7 1/4% Notes Due 2023		100,000	7.25	100,000	7.25
8% Senior Notes Due 2027		250,000	8.00	250,000	8.00
7 1/4% Senior Debentures Due 2097		100,000	7.25	100,000	7.25
AMCCO Note, due December 2004		125,000	8.95	125,000	8.95
Israel Note, due 2003 and 2004		58,738	2.18
Outstanding debt		1,025,246		986,015
Less:	unamortized discount	6,211		5,390
current installment of long-term debt		41,919		19,507
Long-term debt		$977,116		$961,118

The Company’s total long-term debt, net of unamortized discount, at December 31, 2002, was $977 million compared to $961 million at December 31, 2001. The ratio of debt-to-book capital (defined as the Company’s total debt plus its equity) was 50 percent at December 31, 2002, and 50 percent at December 31, 2001.

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

Note 5 - Income Taxes

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

The net current deferred tax asset (liability) in the following table is classified as other current assets in the consolidated balance sheet. The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31 were:

(in thousands)	2002	2001
U.S. and State Current Deferred Tax Assets (Liabilities):
Accrued expenses	$980	$15
Deferred income	387	626
Allowance for doubtful accounts	353	226
Marked to market - hedging contracts	7,864	(2,730)
Other		(17)
Net U.S. and State Current Deferred Tax Assets (Liabilities)	9,584	(1,880)
U.S. and State Non-current Deferred Tax Assets (Liabilities):
Property, plant and equipment, principally due to differences in depreciation, amortization, lease impairment and abandonments	(183,338)	(177,382)
Accrued expenses	4,777	7,125
Deferred income	4,594	6,029
Allowance for doubtful accounts	5,935	5,767
Foreign and state income tax accruals	11,940	11,627
Post retirement benefits	9,668	2,489
Other	(245)	(245)
Net U.S. and State Non-current Deferred Tax Assets (Liabilities)	(146,669)	(144,590)
Total Net U.S. and State Deferred Tax Assets (Liabilities)	(137,085)	(146,470)
Foreign Non-current Deferred Tax Assets (Liabilities):
Property, plant and equipment of foreign operations	(55,270)	(31,669)
Foreign loss carryforward	4,416	2,745
Net Foreign Non-current Deferred Tax Assets (Liabilities)	(50,854)	(28,924)
Valuation allowance	(4,416)	(2,745)
Total Net Deferred Tax Assets (Liabilities)	$(192,355)	$(178,139)

The components of income (loss) from operations before income taxes as of December 31 for each year are as follows:

(in thousands)	2002	2001	2000
Domestic	$3,067	$241,479	$268,489
Foreign	39,532	(16,869)	30,994
Total	$42,599	$224,610	$299,483

The income tax provision (benefit) relating to operations consists of the following for the years ended December 31:

(in thousands)	2002	2001	2000
U.S. current	$(7,945)	$24,743	$65,358
U.S. deferred	1,421	53,591	32,311
State current	895	652	917
State deferred	(212)	359	334
Foreign current	14,675	6,200	8,341
Foreign deferred	16,113	5,490	625
Total	$24,947	$91,035	$107,886

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

Note 6 - Common Stock, Stock Options and Stockholder Rights

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

Note 7 - Employee Benefit Plans

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

The following table reflects the aggregate pension obligation components for the defined benefit pension plan and the restoration benefit plan, which are aggregated in the previous tables, at December 31:

	Defined Benefit Pension Plan		Restoration Benefit Plan
(in thousands)	2002	2001	2002	2001
Aggregated pension benefits
Aggregate fair value of plan assets	$56,660	$53,570	$	$
Aggregate accumulated benefit obligation	68,476	58,266	13,081	10,095
Fund status of net periodic benefit assets (obligation)	$(11,816)	$(4,696)	$(13,081)	$(10,095)

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

Employee Savings Plan (“ESP”)

The Company has an ESP that is a defined contribution plan. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company may match up to 100 percent of the participant’s contribution not to exceed six percent of the employee’s base compensation. The following table indicates the Company’s contribution for the years ended December 31:

(in thousands)	2002	2001	2000
Employers’ plan contribution	$2,302	$2,145	$1,858

Note 8 - Additional Balance Sheet and Statement of Operations Information

Included in accounts receivable-trade is an allowance for doubtful accounts at December 31:

(in thousands)	2002	2001
Allowance for doubtful accounts	$1,510	$638

Other current assets included the following at December 31:

(in thousands)	2002	2001
Deferred tax asset (liability)	$9,584	$(1,880)
Prepaid federal income taxes		$66,131

Other current liabilities included the following at December 31:

(in thousands)	2002	2001
Gas imbalance liabilities	$1,090	$1,593
Accrued interest payable (as Restated for 2001)	$11,178	$11,158
Louisiana workers compensation	$7,611	$6,433

Crude oil and natural gas operations expense included the following for the years ended December 31:

(in thousands)	2002	2001	2000
Lease operating expense	$111,055	$109,626	$90,478
Workover expense	8,455	15,094	21,124
Production taxes	14,316	8,829	10,264
Total operations expense	$133,826	$133,549	$121,866

Crude oil and natural gas exploration expense included the following for the years ended December 31:

(in thousands)	2002	2001	2000
Dry hole expense	$81,396	$99,684	$38,463
Unproved lease amortization	21,254	17,213	16,075
Seismic	20,492	15,607	18,738
Other	27,559	19,592	11,592
Total exploration expense	$150,701	$152,096	$84,868

During the past three years, there was no third-party purchaser that accounted for more than 10 percent of the annual total crude oil and natural gas sales and royalties.

Note 9 - Derivatives and Hedging Activities

During 2002, the Company entered into various natural gas costless collars, natural gas costless collar combinations and crude oil costless collar transactions related to its production. The table below depicts the various transactions for 2002.

Natural Gas		Crude Oil
Hedge MMBTUpd	170,274	Hedge Bpd	5,247
Floor price range	$2.00 - $3.50	Floor price range	$23.00 - $24.00
Ceiling price range	$2.45 - $5.10	Ceiling price range	$29.30 - $30.10
Percent of daily production	44%	Percent of daily production	15%
Gain (loss) per Mcf	$.03	Gain (loss) per Bbl	$0

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

Note 10 - Unconsolidated Subsidiary

The Company owns a 45 percent interest in AMPCO through its ownership in AMCCO. Prior to January 2002, AMCCO was a 50 percent owned joint venture that owned an indirect 90 percent interest in AMPCO, which completed construction of a methanol plant in Equatorial Guinea in the second quarter of 2001. During 1999, AMCCO issued $125 million Series A-1 and $125 million Series A-2 senior secured notes due December 15, 2004 to fund the remaining construction payments. The Company includes the $125 million Series A-2 senior notes in its balance sheet. On January 2, 2002, the Company’s partner in AMCCO directed AMCCO to sell 50 percent of its interest in AMPCO as a component of the partner’s sale of its Equatorial Guinea assets. The proceeds of the AMPCO sale were used to repay in full AMCCO’s $125 million Series A-1 Notes on January 28, 2002 and to make a distribution to the Company’s partner. The terms of the $125 million Series A-2 Notes remain unchanged.

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

AMPCO, AMPCO Marketing LLC, AMPCO Services LLC and Samedan Methanol are accounted for using the equity method.

The following are summarized financial statements for subsidiaries accounted for using the equity method as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000:

Consolidated Balance Sheet (Unaudited)

Equity Method Subsidiaries

(in thousands)	2002	2001
		(As Restated)

Assets

Current assets	$74,832	$86,213
Non-current assets	412,134	431,372
Total Assets	$486,966	$517,585

Liabilities, Minority Interest and Members’ Equity

Current liabilities	$37,419	$14,426
Non-current liabilities		147,406
Minority interest		41,210
Members’ equity	449,547	314,543
Total Liabilities, Minority Interest and Members’ Equity	$486,966	$517,585

Consolidated Statement of Operations (Unaudited)

Equity Method Subsidiaries

(in thousands)	2002	2001	2000
		(As Restated)	(As Restated)

Revenue

Methanol sales	$97,476	$43,343	$
Other income	18,471	5,346	4,389
Total Revenue	$115,947	$48,689	$4,389
Less cost of goods sold	71,687	28,548
Gross Margin	$44,260	$20,141	$4,389

Expenses
DD&A	$20,763	$8,427	$
Other expenses		4,363
Interest (net of amount capitalized)		7,013	(11,050)
Administrative	3,076	317	86
Total Expenses	$23,839	$20,120	$(10,964)

Net Income (Loss) Before Extraordinary Items	$20,421	$21	$15,353

Extraordinary Items (1)	$	$24,776	$

Net Income (Loss)	$20,421	$(24,755)	$15,353

(1)         During the year, a prepayment penalty was recorded in connection with the early retirement of Series A-1 Secured Notes in 2002. The charge for the extraordinary item has been allocated to the Company’s partner in AMCCO. Therefore, the Company has not recognized anything related to this loss in its financial statements.

Note 11 - Commitments and Contingencies

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

On December 13, 2002, ENA filed a complaint in which it objected to the Noble Defendants’ proofs of claim, sought recovery of approximately $60 million from the Noble Defendants under the natural gas sales agreements, sought declaratory relief in respect of the offset rights of the Noble Defendants and sought to invalidate the arbitration provisions contained in certain of the agreements in issue. The Noble Defendants intend to vigorously defend against ENA’s claims and do not believe that the ultimate disposition of the bankruptcy proceeding will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. See also Note 14 - “Subsequent Events”.

Note 12 - Geographical Data

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

Year Ended December 31, 2002

(Dollars in Thousands)

	Consolidated	United States	North Sea	Israel	Equatorial Guinea	Other Int’l, Corporate & Marketing

REVENUES
Oil Sales	$298,000	$152,575	$72,041	$	$45,830	$27,554
Gas Sales	402,602	382,946	19,497		3,052	(2,893)
Gathering, Marketing and Processing	714,091					714,091
Electricity Sales	18,257					18,257
Income from Unconsolidated Subsidiaries	9,532				9,532
Other	1,246	100	389	(8)		765
Total Revenues	1,443,728	535,621	91,927	(8)	58,414	757,774

COSTS AND EXPENSES
Oil and Gas Operations	133,826	110,849	10,812		9,848	2,317
Transportation	16,441		9,618			6,823
Oil and Gas Exploration	150,701	120,695	5,210	2,625	1,341	20,830
Gathering, Marketing and Processing	703,556					703,556
Electricity Generation	15,946					15,946
DD&A	285,286	241,113	28,279	31	5,849	10,014
SG&A	47,664	27,768	630	10	2,045	17,211
Interest Expense (net)	47,709					47,709
Total Costs and Expenses	1,401,129	500,425	54,549	2,666	19,083	824,406

INCOME (LOSS) BEFORE TAXES	$42,599	$35,196	$37,378	$(2,674)	$39,331	$(66,632)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET) As of December 31, 2002	$2,139,784	$1,225,501	$89,316	$180,267	$154,231	$490,469

Year Ended December 31, 2001
(Dollars in Thousands)

	Consolidated	United States	North Sea	Israel	Equatorial Guinea	Other Int’l, Corporate & Marketing
	(As Restated)				(As Restated)	(As Restated)

REVENUES
Oil Sales	$260,908	$155,289	$39,972	$	$38,841	$26,806
Gas Sales	610,904	587,483	22,850		2,201	(1,630)
Gathering, Marketing and Processing	721,000					721,000
Electricity Sales
Income from Unconsolidated Subsidiaries	6,981				6,981
Other	953	(267)	1,299		183	(262)
Total Revenues	1,600,746	742,505	64,121		48,206	745,914

COSTS AND EXPENSES
Oil and Gas Operations	133,549	116,842	6,075		6,775	3,857
Transportation	16,012		8,772			7,240
Oil and Gas Exploration	152,096	100,492	34,950	380	39	16,235
Gathering, Marketing and Processing	708,292					708,292
Electricity Generation
DD&A	284,016	253,232	16,537	23	3,889	10,335
SG&A	44,164	26,554	2,699	3	917	13,991
Interest Expense (net)	38,007					38,007
Total Costs and Expenses	1,376,136	497,120	69,033	406	11,620	797,957

INCOME (LOSS) BEFORE TAXES	$224,610	$245,385	$(4,912)	$(406)	$36,586	$(52,043)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET) As of December 31, 2001	$1,953,211	$1,308,504	$103,781	$101,407	$87,461	$352,058

Year Ended December 31, 2000
(Dollars in Thousands)

	Consolidated	United States	North Sea	Israel	Equatorial Guinea	Other Int’l, Corporate & Marketing
	(As Restated)				(As Restated)	(As Restated)

REVENUES
Oil Sales	$235,658	$165,299	$16,964	$	$25,501	$27,894
Gas Sales	564,936	539,868	24,392		235	441
Gathering, Marketing and Processing	589,933					589,933
Electricity Sales
Income from Unconsolidated Subsidiaries	13,544				13,544
Other	7,441	1,144	273			6,024
Total Revenues	1,411,512	706,311	41,629		39,280	624,292

COSTS AND EXPENSES
Oil and Gas Operations	121,866	107,431	5,256		4,325	4,854
Transportation	9,241		6,072			3,169
Oil and Gas Exploration	84,868	80,367	1,396	581	62	2,462
Gathering, Marketing and Processing	574,266					574,266
Electricity Generation
DD&A	230,800	207,690	12,297		1,361	9,452
SG&A	47,291	36,781	2,049		1,107	7,354
Interest Expense (net)	43,697					43,697
Total Costs and Expenses	1,112,029	432,269	27,070	581	6,855	645,254

INCOME (LOSS) BEFORE TAXES	$299,483	$274,042	$14,559	$(581)	$32,425	$(20,962)

LONG-LIVED ASSETS (PRIMARILY PROPERTY, PLANT AND EQUIPMENT, NET) As of December 31, 2000	$1,485,123	$1,047,750	$90,231	$69,726	$76,898	$200,518

Note 13 - Company Stock Repurchase Forward Program

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

The program was scheduled to mature in January 2003 but has been extended to January 2004. Under the provisions of the agreement with the bank, the Company could choose to either purchase the shares from the bank, issue additional shares to the bank to the extent that the share price has decreased, pay the bank a net amount of cash to the extent that the share price has decreased, or receive from the bank a net amount of cash to the extent that the share price has increased. The bank has the right to terminate the agreement prior to the maturity date if the Company’s share price decreases by 50 percent (to $16.77 per share) or if the Company’s credit rating is downgraded below BBB- (S&P) or Baa3 (Moody’s). If either event occurs and the bank exercises its right to terminate, the Company still retains the right to settle in cash or additional shares. The agreement limits the number of shares to be issued by the Company to 14,000,000 additional shares. Amounts paid or received related to the change in share price will be an addition or reduction to the Company’s capital in excess of par value. As of December 31, 2002, the fair value of the Company’s obligation under the contract would be an obligation to pay approximately $36.1 million to the bank (and hold the shares as treasury stock), or the bank would return 81,946 shares of Company stock to the Company, or the bank would pay $3.1 million to the Company.

In June 2003, the Company and the bank amended the agreement to delete the provisions that allowed the Company to net settle the contract, and in December 2003, the Company paid the obligation in full. See also Note 14 – “Subsequent Events”.

Note 14 – Subsequent Events

ACCOUNTING FOR COSTS ASSOCIATED WITH MINERAL RIGHTS: During 2003 a reporting issue arose regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, excluding amortization, the Company would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company has not yet determined fully the impact of this change; however, it is expected to significantly impact the Company’s balance sheet. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company’s debt agreements.

2003 PROPERTY SALES: During 2003, the Company identified five property packages for disposition. Bids have now been received on all five packages. Year-to-date, property sales have closed on four of the five packages, with the remaining property package expected to close during the first quarter of 2004. Total pretax proceeds on all five packages, before closing adjustments, are expected to be in excess of $110 million.

During the third quarter 2003, closed property sales resulted in a pretax gain of $9.9 million. Also during the third quarter 2003, certain properties in two packages were classified as held for sale, written down by $18.3 million to fair value, pretax, and reported in discontinued operations.

Subsequent to September 30, 2003, the remaining asset package met the criteria to be classified as held for sale. During the fourth quarter 2003, Noble Energy has closed sales on properties located in California, Oklahoma and Wyoming. A package of Gulf of Mexico properties is expected to close during the first quarter 2004. The transfer of the remaining property package to discontinued operations and the timing of completed sales will result in an expected non-cash, pretax write-down to fair value and realized loss of approximately $40 million ($26 million after tax) (unaudited). The total non-cash charge will appear in discontinued operations for the fourth quarter 2003.

CREDIT FACILITY: The Company entered into a new 364-day credit facility in the amount of $300 million effective November 3, 2003 that replaced the $200 million credit facility that would have expired November 26, 2003. The interest rate on the new credit facility is LIBOR plus a range of 62.5 to 150 basis points, depending upon the percentage of utilization.

ADOPTION OF SFAS NO. 150: During the second quarter of 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” As a result, the Company recorded an additional 1.04 million shares of treasury stock at a cost of $36.6 million and an obligation of $36.6 million. During 2003 the Company paid the obligation of $36.6 million in full.

DIVIDEND PAYMENT: On October 28, 2003, the Company’s Board of Directors declared a quarterly cash dividend of five cents per common share payable November 24, 2003 to the shareholders of record on November 10, 2003. This payment represents an increase of one cent per share, or 25 percent, over the Company’s previous quarterly payment of four cents per share.

LEGAL UPDATE: On January 13, 2003, the Noble Defendants each filed an answer to ENA’s complaint. On January 29, 2003, the Noble Defendants filed the Motion of Noble Energy Marketing, Inc., as Successor to Noble Gas Marketing, Inc., Aspect Resources L.L.C., and Noble Energy, Inc., as Successor to Samedan Oil Corporation, to Compel Arbitration. On March 4, 2003, the Court issued its Order Governing Mediation of Trading Cases and Appointing the Honorable Allan L. Gropper as Mediator (the “Mediation Order”) which, among other things, abated this case and referred it to mediation along with other pending adversary proceedings in the Enron bankruptcy cases which involve disputes arising from or in connection with commodity trading contracts. Pursuant to the Mediation Order, the Honorable Allan L. Gropper (United States Bankruptcy Judge for the Southern District of New York) is acting as mediator for this case and the other trading cases which have been referred to him. The mediation for this case was held on December 17, 2003 and no resolution was reached.

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

(in thousands)	United States	Equatorial Guinea	Israel	North Sea	Other Int’l	Total
December 31, 2002

Revenues	$535,697	$45,830	$	$91,538	$27,537	$700,602
Production costs	142,578	8,840	10	21,061	13,093	185,582
Exploration expenses	102,323	1,341	1,725	5,032	20,733	131,154
DD&A and valuation provision	258,310	5,835	909	28,350	9,606	303,010
Income (loss)	32,486	29,814	(2,644)	37,095	(15,895)	80,856
Income tax expense (benefit)	11,705	13,825		17,346	666	43,542
Result of operations from producing activities (excluding corporate overhead and interest costs)	$20,781	$15,989	$(2,644)	$19,749	$(16,561)	$37,314

December 31, 2001

Revenues	$742,909	$38,841	$	$54,051	$19,999	$855,800
Production costs	146,254	5,381	3	8,774	7,675	168,087
Exploration expenses	86,619	39	5	33,224	17,021	136,908
DD&A and valuation provision	266,805	3,830	382	18,171	8,679	297,867
Income (loss)	243,231	29,591	(390)	(6,118)	(13,376)	252,938
Income tax expense (benefit)	85,498	14,429		(2,721)	(700)	96,506
Result of operations from producing activities (excluding corporate overhead and interest costs)	$157,733	$15,162	$(390)	$(3,397)	$(12,676)	$156,432

December 31, 2000

Revenues	$705,270	$25,501	$	$35,284	$25,298	$791,353
Production costs	129,359	5,010		5,962	6,952	147,283
Exploration expenses	78,955	121	581	2,739	2,169	84,565
DD&A and valuation provision	222,161	1,355		12,231	8,292	244,039
Income (loss)	274,795	19,015	(581)	14,352	7,885	315,466
Income tax expense (benefit)	96,675	8,978		4,316	5,033	115,002
Result of operations from producing activities (excluding corporate overhead and interest costs)	$178,120	$10,037	$(581)	$10,036	$2,852	$200,464

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

	United States	Ecuador	Equatorial Guinea	Israel	North Sea	Other Int’l	Total
December 31, 2002
(in millions of dollars)
Future cash inflows	$4,743	$268	$3,111	$1,181	$294	$648	$10,245
Future production and development costs	1,506	73	661	301	110	238	2,889
Future income tax expenses	985	33	860	263	68	111	2,320
Future net cash flows	2,252	162	1,590	617	116	299	5,036
10% annual discount for estimated timing of cash flows	877	59	953	301	21	93	2,304
Standardized measure of discounted future net cash flows	$1,375	$103	$637	$316	$95	$206	$2,732

December 31, 2001
(in millions of dollars)
Future cash inflows	$3,399	$264	$1,576	$900	$281	$317	$6,737
Future production and development costs	1,618	103	381	150	84	168	2,504
Future income tax expenses	437	26	598	193	49	24	1,327
Future net cash flows	1,344	135	597	557	148	125	2,906
10% annual discount for estimated timing of cash flows	562	56	406	364	25	65	1,478
Standardized measure of discounted future net cash flows	$782	$79	$191	$193	$123	$60	$1,428

December 31, 2000
(in millions of dollars)
Future cash inflows	$8,825	$305	$1,125	$524	$379	$462	$11,620
Future production and development costs	1,759	90	178	92	89	186	2,394
Future income tax expenses	1,909	58	256	117	78	74	2,492
Future net cash flows	5,157	157	691	315	212	202	6,734
10% annual discount for estimated timing of cash flows	2,037	62	273	124	84	80	2,660
Standardized measure of discounted future net cash flows	$3,120	$95	$418	$191	$128	$122	$4,074

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

(in millions)	2002	2001	2000
Standardized measure of discounted future net cash flows at the beginning of the year	$1,428	$4,074	$1,493
Extensions, discoveries and improved recovery, less related costs	486	448	1,462
Revisions of previous quantity estimates	(158)	114	(20)
Changes in estimated future development costs	(243)	(128)	(52)
Purchases (sales) of minerals in place	(13)	108	69
Net changes in prices and production costs	1,636	(3,376)	2,448
Accretion of discount	208	564	185
Sales of oil and gas produced, net of production costs	(553)	(713)	(662)
Development costs incurred during the period	254	220	172
Net change in income taxes	(667)	908	(1,207)
Change in timing of estimated future production, and other	354	(791)	186
Standardized measure of discounted future net cash flows at the end of the year	$2,732	$1,428	$4,074

Supplemental Quarterly Financial Information (Unaudited)

Supplemental quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

	Quarter Ended
(in thousands except per share amounts)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
2002
Revenues	$317,650	$330,292	$339,666	$456,120
Net income (loss)	$(15,098)	$17,119	$(1,190)	$16,821
Basic earnings (loss) per share	$(.26)	$.30	$(.02)	$.29
Diluted earnings (loss) per share	$(.26)	$.30	$(.02)	$.29

2001
Revenues (As Restated) (1)	$565,967	$419,609	$311,065	$304,105
Net income (loss)	$105,910	$51,334	$3,808	$(27,477)
Basic earnings (loss) per share	$1.88	$.91	$.07	$(.48)
Diluted earnings (loss) per share	$1.84	$.89	$.07	$(.48)

2000
Revenues (As Restated) (1)	$275,421	$309,354	$365,308	$461,429
Net income	$26,880	$36,861	$57,217	$70,639
Basic earnings per share	$.48	$.66	$1.02	$1.26
Diluted earnings per share	$.47	$.65	$1.01	$1.24

(1)   See “Note 2 – Restatement - Structured Financing of Methanol Plant”, in the notes to the consolidated financial statements.

PART III

 Item 14.        Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures by Charles D. Davidson, the Company’s principal executive officer, and James L. McElvany, the Company’s principal financial officer, as of the end of the period covered by this report, each of them has concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART IV

Item 15.         Financial Statement Schedules, Exhibits and Reports on Form 10-K.

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

(b)     The Registrant made no filings on Form 8-K during the quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.

Date: January 16, 2004	By: /s/ James L. McElvany
James L. McElvany
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number		Exhibit **

3.1	—

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

10.1*	—

Restoration of Retirement Income Plan for Certain Participants in the Noble Affiliates Retirement Plan dated September 21, 1994, effective as of May 19, 1994 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.2*	—

Amendment No. 1 to the Restoration of Retirement Income Plan for Certain Participants in the Noble Affiliates Retirement Plan executed March 26, 2002 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit Number		Exhibit **

10.3*	—

Noble Energy, Inc. Restoration Trust effective August 1, 2002 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.4*	—

Noble Affiliates, Inc. Deferred Compensation Plan (formerly known as the Noble Affiliates Thrift Restoration Plan dated May 9, 1994) as restated effective August 1, 2001(filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.5*	—

Noble Affiliates, Inc. 1992 Stock Option and Restricted Stock Plan, as amended, dated January 27, 2003 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.6*	—	1982 Stock Option Plan of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.7*	—

Amendment No. 1 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 2-81590) and incorporated herein by reference).

10.8*	—

Amendment No. 2 to the 1982 Stock Option Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.9*	—

1988 Nonqualified Stock Option Plan for Non-Employee Directors of the Registrant, as amended and restated, effective as of April 23, 2002 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.10*	—

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

10.15*	—

Letter agreement dated February 1, 2002 between the Registrant and Charles D. Davidson, terminating Mr. Davidson’s employment agreement and entering into the attached Change of Control Agreement (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number		Exhibit **

10.16*	—

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

364-day Credit Agreement dated as of November 27, 2002 among the Registrant, as borrower, JPMorgan Chase Bank, as the administrative agent for the lenders, Wachovia Bank, National Association, as the syndication agent for the lenders, Societe Generale, Citibank, N.A., Deutsche Bank Ag New York Branch, and The Royal Bank of Scotland PLC, as co-documentation agents, and certain commercial lending institutions, as lenders (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

21	—	Subsidiaries (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

23.1	—	Consent of KPMG LLP (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

23.2	—	Consent of KPMG LLP, filed herewith.

31.1	—	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	—	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	—	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	—	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**   Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Senior Vice President, Chief Financial Officer and Treasurer, Noble Energy, Inc., 100 Glenborough Drive, Suite 100, Houston, Texas 77067.