Form 10-Q
period 2005-06-30
NOBLE ENERGY INC
filed 2005-08-04
CIK 72207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

Number of shares of common stock outstanding as of July 29, 2005: 87,311,625

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$278,149	$179,794
Accounts receivable - trade, net	430,436	407,349
Derivative instruments	11,819	28,733
Materials and supplies inventories	28,714	12,109
Deferred taxes	162,731	13,039
Prepaid expenses and other	43,032	28,278
Probable insurance claims	74,938	65,000
Total current assets	1,029,819	734,302
Property, Plant and Equipment, at Cost
Oil and gas mineral interests, equipment and facilities (successful efforts method of accounting):	8,178,042	4,292,561
Other	65,743	56,707
	8,243,785	4,349,268
Accumulated depreciation, depletion and amortization	(2,111,503)	(2,016,318)
Total property, plant and equipment, net	6,132,282	2,332,950
Investment in Unconsolidated Subsidiaries	230,148	231,795
Other Assets	185,699	144,124
Goodwill	900,253	—

Total Assets	$8,478,201	$3,443,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - trade	$393,567	$431,521
Derivative instruments	235,298	50,304
Interest payable	11,477	11,439
Income taxes	25,537	64,852
Asset retirement obligations	78,314	79,568
Other current liabilities	103,402	27,320
Total current liabilities	847,595	665,004
Deferred Income Taxes	1,196,639	183,351
Asset Retirement Obligations	220,469	175,415
Derivative Instruments	503,282	9,678
Deferred Compensation Liability	131,360	10,224
Other Deferred Credits and Noncurrent Liabilities	96,522	59,255
Long-Term Debt	2,495,395	880,256

Total Liabilities	5,491,262	1,983,183

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock - par value $1.00; 4,000,000 shares authorized, none issued	—	—
Common stock - par value $3.33 1/3; 250,000,000 shares authorized; 91,842,895 and 62,572,417 shares issued, respectively	306,141	208,576
Capital in excess of par value	2,227,908	500,034
Deferred compensation	(6,066)	(1,671)
Accumulated other comprehensive loss	(477,263)	(14,787)
Treasury stock, at cost: 4,634,885 and 3,549,976 shares, respectively	(148,504)	(75,956)
Retained earnings	1,084,723	843,792

Total Shareholders’ Equity	2,986,939	1,459,988

Total Liabilities and Shareholders’ Equity	$8,478,201	$3,443,171

See notes to consolidated financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales and royalties	$453,959	$294,163	$771,538	$567,219
Gathering, marketing and processing	8,421	12,945	19,904	27,120
Electricity sales	14,544	11,746	36,135	30,865
Income from investment in unconsolidated subsidiaries	11,444	17,632	28,053	30,368

Total Revenues	488,368	336,486	855,630	655,572

Costs and Expenses:
Oil and gas operations	50,208	42,469	87,285	76,493
Production and ad valorem taxes	17,601	6,654	26,821	13,265
Transportation	6,553	4,825	10,220	10,566
Oil and gas exploration	25,598	39,026	49,255	55,512
Gathering, marketing and processing	6,812	10,634	15,049	21,350
Electricity generation	9,452	10,410	20,891	23,434
Depreciation, depletion and amortization	96,739	80,643	167,206	158,325
Selling, general and administrative	24,812	13,133	39,980	28,192
Accretion of discount on asset retirement obligations	2,658	2,352	5,209	5,013
Interest	20,660	16,854	34,888	31,012
Interest capitalized	(4,085)	(2,528)	(8,946)	(6,642)
Deferred compensation adjustment	9,878	—	9,878	—
Other income	(3,795)	(3,969)	(1,936)	(5,779)

Total Costs and Expenses	263,091	220,503	455,800	410,741

Income Before Taxes	225,277	115,983	399,830	244,831

Income Tax Provision	88,400	45,355	152,985	98,891

Income From Continuing Operations	136,877	70,628	246,845	145,940

Discontinued Operations, Net of Tax	—	1,399	—	11,633

Net Income	$136,877	$72,027	$246,845	$157,573

Earnings Per Share:
Basic -
Income from continuing operations	$1.87	$1.22	$3.73	$2.52
Discontinued operations, net of tax	—	0.02	—	0.20

Net Income	$1.87	$1.24	$3.73	$2.72

Diluted -
Income from continuing operations	$1.82	$1.20	$3.65	$2.48
Discontinued operations, net of tax	—	0.02	—	0.20

Net Income	$1.82	$1.22	$3.65	$2.68

Weighted average number of shares outstanding - Basic	73,178	58,084	66,169	57,874
Weighted average number of shares outstanding - Diluted	75,165	58,957	67,652	58,745

See notes to consolidated financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Comprehensive Income/(Loss):
Net income	$136,877	$72,027	$246,845	$157,573
Other comprehensive income/(loss), net of tax:
Unrealized loss on cash flow hedges:
Oil and gas cash flow hedges (1)	(102,239)	(6,688)	(489,765)	(19,013)
Interest rate lock cash flow hedge (2)	—	4,241	—	(2,416)
Less: reclassification adjustment for amounts out of OCI:
Oil and gas cash flow hedges (3)	17,976	7,801	26,934	11,162
Interest rate lock cash flow hedge (4)	123	102	246	102
	(84,140)	5,456	(462,585)	(10,165)
Change in additional minimum pension liability and other (5)	11	(83)	109	(708)
Other comprehensive income/(loss)	(84,129)	5,373	(462,476)	(10,873)

Comprehensive income/(loss)	$52,748	$77,400	$(215,631)	$146,700

(1) Net of income tax benefit	$55,052	$3,601	$263,720	$10,238
(2) Net of income tax benefit (provision)	$—	$(2,284)	$—	$1,301
(3) Net of income tax provision	$(9,679)	$(4,201)	$(14,503)	$(6,010)
(4) Net of income tax provision	$(66)	$(55)	$(132)	$(55)
(5) Net of income tax benefit (provision)	$(6)	$45	$(59)	$381

See notes to consolidated financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

			Deferred	Accumulated
		Capital in	Compensation -	Other		Treasury	Total
	Common	Excess of	Restricted	Comprehensive	Retained	Stock	Shareholders’
	Stock	Par Value	Stock	Income (Loss)	Earnings	at Cost	Equity

January 1, 2005	$208,576	$500,034	$(1,671)	$(14,787)	$843,792	$(75,956)	$1,459,988

Patina Merger	92,784	1,669,583	—	—	—	(73,203)	1,689,164
Exercise of stock options	4,525	42,827	—	—	—	—	47,352
Tax benefits related to exercise of stock options	—	10,192	—	—	—	—	10,192
Cash dividends ($.10 per share)	—	—	—	—	(5,914)	—	(5,914)
Issuance of restricted stock	256	5,394	(5,650)	—	—	—	—
Amortization of restricted stock	—	—	1,255	—	—	—	1,255
Rabbi trust shares sold	—	84	—	—	—	655	739
Stock issuance costs	—	(206)	—	—	—	—	(206)
Net income	—	—	—	—	246,845	—	246,845
Other comprehensive income (loss):
Unrealized loss on cash flow hedges	—	—	—	(489,765)	—	—	(489,765)
Reclassified to net income	—	—	—	27,180	—	—	27,180
Change in additional minimum pension liability and other	—	—	—	109	—	—	109

June 30, 2005	$306,141	$2,227,908	$(6,066)	$(477,263)	$1,084,723	$(148,504)	$2,986,939

January 1, 2004	$202,480	$431,208	$—	$(10,886)	$526,727	$(75,956)	$1,073,573

Exercise of stock options	3,557	36,602	—	—	—	—	40,159
Tax benefits related to exercise of stock options	—	4,235	—	—	—	—	4,235
Cash dividends ($.10 per share)	—	—	—	—	(5,782)	—	(5,782)
Net income	—	—	—	—	157,573	—	157,573
Other comprehensive income (loss):
Unrealized loss on cash flow hedges	—	—	—	(21,429)	—	—	(21,429)
Reclassified to net income	—	—	—	11,264	—	—	11,264
Change in additional minimum pension liability and other	—	—	—	(708)	—	—	(708)

June 30, 2004	$206,037	$472,045	$—	$(21,759)	$678,518	$(75,956)	$1,258,885

See notes to consolidated financial statements.

NOBLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$246,845	$157,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization - oil and gas production	167,206	158,325
Depreciation, depletion and amortization - electricity generation	7,909	11,537
Dry hole expense	19,500	26,513
Amortization of unproved leasehold costs	8,372	10,403
Non-cash effect of discontinued operations	—	(9,599)
Gain on disposal of assets	(4,181)	(4,952)
Deferred income taxes	75,307	44,555
Accretion of discount on asset retirement obligations	5,209	5,013
Income from investment in unconsolidated subsidiaries	(28,053)	(30,368)
Dividends received from unconsolidated subsidiary	27,675	33,075
Deferred compensation adjustment	9,878	—
Decrease in noncurrent liabilities	(4,444)	(15,614)
(Increase) decrease in other	(8,666)	3,077
Changes in operating assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	68,121	(2,590)
Increase in other current assets	(30,814)	(2,720)
Decrease in accounts payable	(108,777)	(31,584)
Increase in other current liabilities	33,167	18,786

Net Cash Provided by Operating Activities	484,254	371,430

Cash Flows From Investing Activities:
Capital expenditures	(325,005)	(318,481)
Patina acquisition, net of cash acquired	(1,111,099)	—
Proceeds from sale of property, plant and equipment	320	34,223
Insurance recovery - involuntary conversion	2,287	—
Distribution from unconsolidated subsidiaries	2,025	2,475

Net Cash Used in Investing Activities	(1,431,472)	(281,783)

Cash Flows From Financing Activities:
Exercise of stock options	47,352	37,950
Cash dividends paid	(5,914)	(5,782)
Proceeds from credit facilities	2,010,000	—
Repayment of credit facilities	(395,000)	(330,000)
Repayment of Patina debt	(610,865)	—
Issuance of long-term debt	—	197,688
Proceeds from term loans	—	150,000
Repayment of notes	—	(28,565)

Net Cash Provided by Financing Activities	1,045,573	21,291

Increase in Cash and Cash Equivalents	98,355	110,938

Cash and Cash Equivalents at Beginning of Period	179,794	62,374

Cash and Cash Equivalents at End of Period	$278,149	$173,312

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Operations

Noble Energy, Inc. (“Noble Energy” or the “Company”), a Delaware corporation, is an independent energy company that, directly or through its subsidiaries or various arrangements with other companies, explores for, develops and produces crude oil and natural gas. Exploration activities include geophysical and geological evaluation and exploratory drilling on properties for which the Company has exploration rights. Noble Energy has exploration, exploitation and production operations domestically and internationally. The domestic areas consist of: offshore in the Gulf of Mexico and California; the Gulf Coast Region (Louisiana and Texas); the Mid-continent Region (Illinois, Oklahoma and Kansas); and the Rocky Mountain Region (Colorado, Montana, Nevada, New Mexico and Wyoming). The international areas of operations include Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea (Israel), and the North Sea (the Netherlands and the United Kingdom).

On May 16, 2005, Noble Energy completed a merger (the “Patina Merger”) with Patina Oil & Gas Corporation (“Patina”), as set forth in the Agreement and Plan of Merger, dated as of December 15, 2004, as amended. Patina was an independent energy company engaged in the acquisition, development and exploitation of crude oil and natural gas properties within the continental United States. Patina’s properties and oil and gas reserves are principally located in relatively long-lived fields with established production histories. The properties are primarily concentrated in the Wattenberg Field of Colorado’s Denver-Julesburg Basin, the Mid-continent region of western Oklahoma and the Texas Panhandle, and the San Juan Basin in New Mexico. See Note 3 – Merger with Patina Oil & Gas Corporation.

Note 2 – Basis of Presentation

Presentation – The consolidated financial statements of Noble Energy included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. In the opinion of Noble Energy, the accompanying unaudited consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 contain all adjustments, consisting only of necessary and normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. Certain reclassifications of amounts previously reported have been made to conform to current year presentations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Noble Energy has accounted for the Patina Merger as a purchase of Patina by Noble Energy.  As a result, the consolidated balance sheet of Noble Energy at June 30, 2005 includes the assets and liabilities of Patina. The consolidated statements of operations and statements of cash flows include financial results of Patina after May 16, 2005. See Note 3 – Merger with Patina Oil & Gas Corporation.

Employee Stock-Based Compensation – The Company currently accounts for employee stock-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In connection with the Patina Merger, the Company assumed outstanding, fully-vested options to purchase 3.9 million shares of Noble Energy common stock at a weighted-average exercise price of $35.86 per share.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$136,877	$72,027	$246,845	$157,573
Add: Stock-based compensation cost recognized, net of related tax effects	457	117	798	223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,050)	(2,002)	(3,965)	(3,981)
Pro forma net income	$135,284	$70,142	$243,678	$153,815
Earnings per share:
Basic - as reported	$1.87	$1.24	$3.73	$2.72
Basic - pro forma	$1.85	$1.21	$3.68	$2.66
Diluted - as reported	$1.82	$1.22	$3.65	$2.68
Diluted - pro forma	$1.80	$1.19	$3.60	$2.62

Note 3 – Merger with Patina Oil & Gas Corporation

On May 16, 2005, Noble Energy completed the Patina Merger and the results of Patina’s operations since this date are included in the Company’s consolidated statements of operations. In connection with the merger, Noble Energy issued 27.8 million shares of its common stock and paid $1.1 billion in cash to Patina shareholders. In addition, the Company repaid $610.9 million of Patina debt, including accrued interest, outstanding at the merger date. The common stock exchanged in the merger was valued at $59.55 per share based on the volume-weighted average prices of Noble Energy common stock during the five business days commencing two days before the terms of the merger were agreed to and announced. In addition, 3.9 million stock options held by Patina employees were converted into options for Noble Energy stock. The fair value of the vested options was $104.9 million, estimated using the Black-Scholes option-pricing model. The Company financed the cash consideration paid in the merger and the repayment of Patina debt through borrowings on its credit facilities, including a new $1.3 billion credit facility. See Note 4 – Debt.

The Company considered the following strategic benefits of the merger, among others, in determining its offering price for the Patina net assets, which resulted in the recognition of goodwill:

•      The merger establishes new core areas for Noble Energy in the Rocky Mountain and Mid-continent regions;

•      The merger increases Noble Energy’s proved reserves and production and lengthens Noble Energy’s domestic reserve life;

•      Patina’s long-lived oil and gas reserves provide a significant inventory of low-risk opportunities that will balance Noble Energy’s existing portfolio;

•      Noble Energy expects to benefit from Patina’s extensive tight gas sands technological and operational expertise that it gained in connection with the development of its Wattenberg field, particularly with respect to the development of Noble Energy’s existing Rocky Mountain assets; and

•      The combined company is significantly larger than Noble Energy was prior to the merger and, as a result, should have greater exploration and production strengths, greater liquidity in the market for its securities and additional future strategic opportunities that might not otherwise be possible.

Allocation of Purchase Price – The following table represents the preliminary allocation of the total purchase price of Patina to the assets acquired and the liabilities assumed based on the fair values at the merger date. Certain data necessary to complete the Company’s final purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies (See Note 15 – Commitments and Contingencies), final tax returns that provide the underlying tax bases of Patina’s assets and liabilities at May 16, 2005, and final appraisals of assets acquired and liabilities assumed. The Company expects to complete its purchase price allocation during the twelve-month period following the acquisition date, during which time the preliminary allocation will be revised and goodwill will be adjusted, if necessary.

The following table sets forth Noble Energy’s preliminary purchase price allocation:

(in thousands,
except
stock price)
Shares of Noble Energy common stock issued to Patina shareholders	27,835
Average Noble Energy common stock price	$59.55
Fair value of common stock issued	$1,657,491
Cash consideration paid to Patina shareholders	1,098,078
Plus: fair value of Patina employee stock options	104,876
Plus: Noble Energy merger costs	13,347
Total purchase price	2,873,792
Plus: liabilities assumed by Noble Energy
Current liabilities, excluding warrant obligation	88,096
Warrant obligation	16,840
Fair value of long-term debt, net of cash acquired	610,539
Deferred compensation liability (See Note 6 - Employee Benefit Plans)	108,972
Asset retirement obligations	36,004
Other non-current liabilities	31,780
Deferred income taxes	1,111,534
Total purchase price plus liabilities assumed	$4,877,557

Fair value of Patina assets:
Current assets	$184,871
Proved oil and gas properties	2,642,000
Unproved oil and gas properties	1,024,000
Other non-current assets	46,532
Treasury stock held in deferred compensation plan (See Note 6 - Employee Benefit Plans)	73,203
Goodwill	906,951
Total fair value of Patina assets	$4,877,557

Deferred Income Taxes – The amount allocated to deferred income taxes results from differences between the assigned values and the tax bases of the assets acquired and liabilities assumed in accordance with SFAS 109, “Accounting for Income Taxes”. The Company is reviewing the historical deferred tax balances as well as the adjustment for the difference in book and tax basis for the fair value of the assets. Any adjustments, if necessary, will be reflected as a purchase price adjustment.

Goodwill – The preliminary allocation of purchase price included approximately $907.0 million of goodwill. The significant factors that contributed to the recognition of goodwill include, but are not limited to, economies of scale in connection with the Company’s existing domestic operations, and the ability to acquire an established business with an assembled workforce with technological and operational expertise in tight gas sand formations. The goodwill was assigned to the Company’s domestic reporting unit. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized to earnings but is tested, at least annually, for impairment at the reporting unit level. Other events and changes in circumstances, such as a sale of domestic properties, may also require goodwill to be tested for impairment between annual measurement dates. If the carrying value of goodwill is determined to be impaired, the amount of goodwill is reduced and a corresponding charge is made to earnings in the period in which the goodwill is determined to be impaired. The Company does not expect the goodwill to be deductible for income tax purposes.

In accordance with Emerging Issues Task Force (“EITF”) Abstract Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, the Company reduced goodwill by $6.7 million during the second quarter of 2005 for tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Patina Merger to the extent that the stock-based compensation expense reported for tax purposes did not exceed the fair value of the awards recognized as part of the total purchase price.

Pro Forma Financial Information – The following pro forma condensed combined financial information for the three and six months ended June 30, 2005 was derived from the historical financial statements of Noble Energy and Patina and gives effect to the merger as if it had occurred on January 1, 2005. The following pro forma condensed combined financial information for the three and six months ended June 30, 2004 was derived from the historical financial statements of Noble Energy and Patina giving effect to the Patina Merger as if it had occurred on January 1, 2004. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have occurred had the merger taken place as of the dates indicated and is not intended to be a projection of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Revenues	$572,779	$467,382	$1,103,584	$919,731
Income from continuing operations	$153,919	$82,798	$294,217	$181,584
Net income	$153,919	$84,197	$294,217	$193,217

Earnings per share:
Basic -	$1.79	$1.00	$3.38	$2.30
Diluted -	$1.73	$0.97	$3.28	$2.23

Note 4 – Debt

Noble Energy incurred approximately $1.7 billion of indebtedness in the Patina Merger, primarily to fund the cash consideration, repay Patina’s debt, and fund merger costs. In connection with the merger, the Company entered into a new $1.3 billion credit facility with certain financial institutions. The new facility is a reducing revolver due 2010 with a five percent per quarter commitment reduction in each quarter during year four of the facility and a 20 percent per quarter commitment reduction in each quarter during year five of the facility. The facility incurred a 7.5 basis point standby commitment fee, totaling $0.1 million, from the effective date, April 4, 2005, until the initial borrowing date under the facility, May 16, 2005. Commencing on May 16, 2005, the Company incurs a facility fee of 10 to 25 basis points per annum depending upon the Company’s credit rating. The facility bears interest based upon a Eurodollar rate plus 30 to 100 basis points depending upon the Company’s credit rating. Financial covenants on the new facility are similar to those for the Company’s currently outstanding debt. In addition, the commitment will be reduced by the net proceeds from certain issuances of debt by the Company and by the amount of proceeds from certain asset sales. The facility is available (a) to fund the merger with Patina, (b) to refinance existing indebtedness of the Company and Patina, and (c) for general corporate purposes. The Company incurred debt issuance costs of $2.4 million in connection with the new credit facility. These costs will be amortized to expense over the life of the credit facility.

A summary of the Company’s debt follows:

	June 30, 2005		December 31, 2004
		Interest		Interest
	Debt	Rate	Debt	Rate
	(in thousands)	(%)	(in thousands)	(%)

$1.3 billion Credit Agreement, due April 2010	$1,300,000	3.85	$—	—
$400 million Credit Agreement, due October 2009	400,000	3.82	85,000	2.86
$400 million Credit Agreement, due November 2006	—	—	—	—
5 1/4% Senior Notes, due 2014	200,000	5.25	200,000	5.25
7 1/4% Notes, due 2023	100,000	7.25	100,000	7.25
8% Senior Notes, due 2027	250,000	8.00	250,000	8.00
7 1/4% Senior Debentures, due 2097	100,000	7.25	100,000	7.25
Term Loans, due January 2009	150,000	4.20	150,000	3.00
Outstanding debt	2,500,000		885,000
Unamortized discount	4,605		4,744
Long-term debt	$2,495,395		$880,256

Note 5 – Derivative Instruments and Hedging Activities

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

The Company accounts for its derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and has elected to designate its derivative instruments as cash flow hedges. Derivative instruments designated as cash flow hedges are reflected at fair value on the Company’s consolidated balance sheets. Changes in fair value, to the extent the hedge is effective, are reported in accumulated other comprehensive income/(loss) until the forecasted transaction occurs. Gains and losses from such derivative instruments related to the Company’s crude oil and natural gas production and which qualify for hedge accounting treatment are recorded in oil and gas sales and royalties on the Company’s consolidated statements of operations upon sale of the associated products. Hedge effectiveness is assessed quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other income.

The Company’s derivative instrument activity related to its natural gas and crude oil production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Natural Gas Collars:
Hedge MMBTUpd	75,000	120,000	84,945	120,570
Floor price range	$5.00	$3.75 - $4.25	$5.00 - $5.75	$3.75 - $5.00
Ceiling price range	$7.20 - $7.80	$5.16 - $6.35	$7.20 - $9.50	$5.16 - $9.65
Percent of daily production	16%	31%	20%	33%

Crude Oil Collars:
Hedge Bpd	20,250	15,000	20,518	15,009
Floor price range	$29.00 - $32.50	$24.00 - $25.50	$29.00 - $37.50	$24.00 - $26.00
Ceiling price range	$37.25 - $56.50	$30.50 - $32.65	$37.25 - $56.50	$30.25 - $32.65
Percent of daily production	34%	33%	39%	32%

Natural Gas Swaps:
Hedge MMBTUpd	87,143	—	43,812	—
Average price per MMBTU	$6.57	—	$6.57	—
Percent of daily production	18%	—	11%	—

Crude Oil Swaps:
Hedge Bpd	8,781	—	4,415	—
Average price per Bbl	$40.13	—	$40.13	—
Percent of daily production	15%	—	8%	—

For second quarter 2005 and 2004, oil and gas sales and royalties included losses related to cash flow hedges of $27.7 million and $12.0 million, respectively. Ineffectiveness (income)/loss totaled $(0.3) million and $2.4 million, respectively.

For the first six months of 2005 and 2004, oil and gas sales and royalties included losses related to cash flow hedges of $41.4 million and $17.5 million, respectively. Ineffectiveness loss totaled $2.4 million and $4.4 million, respectively.

As of June 30, 2005, the Company had entered into future costless collar transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas			Crude Oil
		Average price			Average price
		per MMBTU			per Bbl
Production Period	MMBTUpd	Floor	Ceiling	Bopd	Floor	Ceiling
July- Dec 2005	75,000	$5.00	$7.52	20,520	$31.39	$44.34
2006	3,699	$5.00	$8.00	1,865	$29.00	$34.93

As of June 30, 2005, the Company had entered into future fixed price swap transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
		Average Price		Average price
Production Period	MMBTUpd	per MMBTU	Bopd	per Bbl
July - Dec 2005	130,000	$6.83	13,100	$39.45
2006	170,000	$6.48	16,600	$40.47
2007	170,000	$6.03	17,100	$39.19
2008	170,000	$5.67	16,500	$38.23

If commodity prices were to stay the same as they were at June 30, 2005, approximately $145.5 million of net deferred losses, net of taxes, related to the fair values of the Company’s derivative instruments included in accumulated other comprehensive loss at June 30, 2005 would be reversed during the next twelve months as the forecasted transactions occur, and settlements would be recorded as a reduction in oil and gas sales and royalties. All forecasted transactions currently being hedged are expected to occur by December 31, 2008.

The Company’s balance sheet includes the following assets (liabilities) related to derivative instruments:

	June 30,	December 31,
	2005	2004
	(in thousands)

Derivative instruments (current asset)	$11,819	$28,733
Derivative instruments (long-term asset)	$968	$20,427
Derivative instruments (current liability)	$(235,298)	$(50,304)
Derivative instruments (long-term liability)	$(503,282)	$(9,678)

The increase in derivative liability balances reflects record high crude oil and natural gas prices.

Other Derivative Instruments – Noble Energy from time to time employs various derivative instruments in connection with its purchases and sales of third-party production to lock in profits or limit exposure to natural gas price risk. Most of the purchases made by the Company are on an index basis; however, purchasers in the markets in which the Company sells often require fixed or NYMEX-related pricing. The Company may use a derivative instrument to convert the fixed or NYMEX sale to an index basis thereby determining the margin and minimizing the risk of price volatility.

The Company records gains and losses on these derivative instruments using mark-to-market accounting. Under this accounting method, the changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The Company recorded losses of $0.7 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively, and losses of $0.5 million for second quarter 2004 related to derivative instruments not accounted for as cash flow hedges. Losses related to second quarter 2005 were de minimis.

Note 6 – Employee Benefit Plans

Defined Benefit Pension Plan – The Company has a non-contributory defined benefit pension plan covering certain domestic employees. The Company also sponsors an unfunded restoration plan, as well as other plans that provide for health care and life insurance benefits for its employees and retirees. The following table reflects the components of net periodic benefit cost recognized by the Company related to pension and other postretirement benefit plans.

For the three months ended June 30:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in thousands)

Service cost	$1,514	$1,408	$184	$181
Interest cost	1,666	1,559	282	273
Expected return on plan assets	(1,799)	(1,666)	—	—
Transition obligation recognition	(54)	(54)	60	60
Amortization of prior service cost	101	102	(13)	(11)
Recognized net actuarial loss	200	95	56	51
Net periodic benefit cost	$1,628	$1,444	$569	$554

For the six months ended June 30:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in thousands)

Service cost	$3,029	$2,725	$369	$346
Interest cost	3,331	3,095	564	543
Expected return on plan assets	(3,598)	(3,412)	—	—
Transition obligation recognition	(108)	(108)	120	120
Amortization of prior service cost	203	200	(26)	(29)
Recognized net actuarial loss	399	166	112	102
Net periodic benefit cost	$3,256	$2,666	$1,139	$1,082

The Company contributed cash of $2.3 million to its pension plans during the first six months of 2005 relating to the 2004 plan year.

Deferred Compensation Plan – In connection with the Patina Merger, the Company acquired the assets and assumed the liabilities related to a Patina shareholder-approved deferred compensation plan. This plan was available to officers and certain managers of Patina and allowed participants to defer all or a portion of their salary and annual bonuses (either in cash or common stock). The assets are invested in instruments as directed by the participants and held in a rabbi trust and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the plan administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the rabbi trust. In addition, participants have the right to request that the plan administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, common stock) in the participants’ individual accounts within the rabbi trust. However, the plan administrator is not required to honor such requests. Participants may elect to receive distributions in either cash or common stock. At the date of the merger, the shares of Patina common stock held in the rabbi trust were allocated 87 percent in Noble Energy common stock and 13 percent in cash, with the cash received by the rabbi trust used to purchase additional mutual fund investments. At June 30, 2005, the balance of the assets in the rabbi trust totaled $118.9 million, including 1,084,909 shares of common stock of Noble Energy valued at $82.1 million. The Company accounts for the deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”

Assets of the rabbi trust, other than common stock of the Company, are invested in 19 mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The rabbi trust also holds common stock of Noble Energy. The Company’s common stock held by the rabbi trust at June 30, 2005 has been classified as treasury stock in the shareholders’ equity section of the accompanying consolidated balance sheets. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at June 30, 2005 was $36.8 million, and is included in other assets in the accompanying consolidated balance sheets. The amounts payable to the plan participants at June 30, 2005, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, total $118.9 million, and are included in deferred compensation liability in the accompanying consolidated balance sheets. Approximately 1,030,000 shares or 95 percent of the common stock held in the plan at June 30, 2005 were attributable to a member of the Company’s Board of Directors. During second quarter 2005, plan participants sold investments in 9,798 shares of Noble Energy common stock in the rabbi trust and invested the proceeds in mutual funds.

In accordance with EITF 97-14, all fluctuations in market value of the rabbi trust assets have been reflected in the accompanying consolidated statements of operations. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included in other income in the accompanying consolidated statements of operations. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the rabbi trust, while recorded as treasury stock, are included as deferred compensation adjustments in the accompanying consolidated statements of operations. Based on the changes in the total market value of the rabbi trust’s assets, the Company recorded deferred compensation adjustments of $9.9 million from acquisition date through June 30, 2005.

Note 7 – Involuntary Conversion of Assets

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

The remediation work has begun and the Company expects that sales of production from the undamaged platforms will commence third quarter 2005.

Assets (liabilities) included in the Company’s balance sheet consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)

Probable insurance claims - current	$74,938	$65,000
Other assets (long-term portion of probable insurance claims)	107,615	84,832
Total expected insurance recoveries	$182,553	$149,832

Asset retirement obligations - current	$(61,961)	$(65,000)
Asset retirement obligations - long-term	(74,938)	(65,000)
Total asset retirement obligations related to Main Pass assets	$(136,899)	$(130,000)

Note 8 – Asset Retirement Obligations

The Company’s asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. The following table reflects the net changes in the Company’s asset retirement obligations.

Six Months Ended
June 30, 2005
(in thousands)

Asset retirement obligations, beginning of period	$254,983
Fair value of Patina liabilities assumed	36,004
Other liabilities incurred in current period	590
Liabilities settled in current period	(14,885)
Revisions	16,882
Accretion expense	5,209
Asset retirement obligations, end of period	$298,783

The ending aggregate carrying amount includes $136.9 million, which is expected to be reimbursed by insurance, related to Hurricane Ivan damage to the Main Pass assets in the Gulf of Mexico.

Note 9 – Unconsolidated Subsidiaries

The Company has investments, at various percentages of ownership, in subsidiaries that are accounted for using the equity method of accounting. Through these subsidiaries, the Company has an interest in a methanol plant in Equatorial Guinea. Summarized, combined statement of operations information for subsidiaries accounted for using the equity method is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Methanol sales	$57,853	$53,108	$133,786	$108,065
Other income	2,918	6,998	5,559	12,022
Total revenues	60,771	60,106	139,345	120,087
Less cost of goods sold	22,240	15,594	49,018	41,794
Gross margin	38,531	44,512	90,327	78,293

Expenses:
DD&A	4,881	4,860	9,754	9,797
Administrative	1,042	920	1,990	1,896
Total expenses	5,923	5,780	11,744	11,693

Income before taxes	32,608	38,732	78,583	66,600
Income tax provision	7,702	—	17,298	—

Net income	$24,906	$38,732	$61,285	$66,600

Note 10 – Shareholders’ Equity

The following table reflects the activity in shares of the Company’s common stock and treasury stock:

	Six Months Ended June 30,
	2005	2004
Common Stock Outstanding:
Shares at beginning of period	62,572,417	60,744,583
Shares issued in Patina acquisition	27,835,204	—
Exercise of common stock options	1,357,247	1,067,149
Restricted stock grants, net of forfeitures	78,027	—
Shares at end of period	91,842,895	61,811,732

Treasury Stock Outstanding:
Shares at beginning of period	3,549,976	3,549,976
Shares issued in Patina acquisition	1,094,707	—
Rabbi trust shares sold	(9,798)	—
Shares at end of period	4,634,885	3,549,976

Restricted Stock – During the first quarter of 2005, the Company’s Board of Directors granted 32,435 restricted shares of Company common stock to officers and key employees of the Company. The restricted shares are subject to a restricted period ending February 1, 2008 and are also subject to the achievement of a performance goal as of December 31, 2007. When restricted stock is granted, unearned compensation related to the restricted shares is charged to deferred compensation. Compensation expense is recognized over the balance of the vesting period and is adjusted if conditions of the restricted stock performance goal are not met. Amounts related to the performance-based restricted stock awards are subsequently adjusted for changes in the market value of the underlying stock. Also during first quarter 2005 the Company granted 8,000 restricted shares, subject to a three-year restricted period, to a key employee of the Company. The shares were valued at the closing price of the Company’s common stock on the grant date ($58.25).

On May 16, 2005, the Company made the following grants of restricted shares of Company common stock:

•  4,350 restricted shares to a Company officer. The restricted shares are subject to a three-year restricted period, which commenced on the date of grant.

•  2,400 restricted shares to each of the two new members of the Company’s Board of Directors. The restricted shares are subject to a one-year restricted period, which commenced on the date of grant.

•  32,230 restricted shares to employees of Patina. Half of the restricted shares vest after one year of continued employment with the combined company, and the remainder vest after two years of continued employment with the combined company.

The restricted shares granted on May 16, 2005 were valued at the closing price of the Company’s common stock on the grant date ($66.87). Unearned compensation related to these restricted shares was charged to deferred compensation, and compensation expense is being recognized over the vesting periods.

The Company recognized restricted stock amortization expense of $1.3 million and $0.3 million for the first six months of 2005 and 2004, respectively.

Dividends – In July 2005, the Board of Directors declared an increase in the quarterly cash dividend to ten cents per common share for third quarter 2005.

Note 11 – Basic Earnings Per Share and Diluted Earnings Per Share

Basic earnings per share (“EPS”) of common stock were computed using the weighted average number of shares of common stock outstanding during each period. The diluted earnings per share of common stock include the effect of outstanding stock options and restricted stock. The following table summarizes the calculation of basic and diluted EPS:

	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Three Months Ended June 30:

Basic EPS:
Net income available to common shareholders	$136,877	73,178	$1.87	$72,027	58,084	$1.24
Effect of dilutive securities:
Stock options	—	1,906		—	830
Restricted stock	—	81		—	43

Diluted EPS:
Net income available to common shareholders	$136,877	75,165	$1.82	$72,027	58,957	$1.22

Six Months Ended June 30:

Basic EPS:
Net income available to common shareholders	$246,845	66,169	$3.73	$157,573	57,874	$2.72
Effect of dilutive securities:
Stock options	—	1,399		—	836
Restricted stock	—	84		—	35

Diluted EPS:
Net income available to common shareholders	$246,845	67,652	$3.65	$157,573	58,745	$2.68

No options were excluded from the EPS calculations above. There were no antidilutive options for the second quarter or the first six months of 2005 or 2004 as the average market price of Company common stock for those periods was in excess of the exercise price for all options outstanding.

Note 12 – Income Taxes

The income tax provision consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Current	$24,241	$28,962	$77,678	$59,321
Deferred	64,159	16,393	75,307	39,570

Total income tax provision	$88,400	$45,355	$152,985	$98,891

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

The income tax provisions associated with discontinued operations were $0.8 million and $6.3 million for the three-month and six-month periods ending June 30, 2004, respectively.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA included numerous provisions that may materially affect accounting for income taxes. Those provisions include a repeal of an export tax benefit for U.S.-based manufacturing activities and grants a special deduction that, depending on the circumstances, could reduce the effective tax rate. In addition, the AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing for an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, to date, uncertainty remains as to how to interpret some provisions of the AJCA.

In accordance with FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the Company is accounting for any qualified production activities deduction as a special deduction in 2005. The Company believes that because of the phased-in nature of the deduction, it will not have a significant impact on its income tax provision or deferred tax assets or liabilities in 2005.

FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” has allowed enterprises time beyond the financial reporting period of enactment of the AJCA to evaluate the effect of the Act on plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In July 2005, the Company completed its evaluation of the effects of the repatriation provision, and the Company’s Board of Directors has approved a plan to repatriate $118.0 million in earnings of the Company’s Samedan Methanol subsidiary during third quarter 2005. Because the Company has provided U.S. tax on most of Samedan Methanol’s earnings at 35 percent through December 31, 2004, repatriation under the Act will result in a net tax benefit of approximately $33.8 million to be recorded in third quarter 2005.  If the Company had made the decision to repatriate the earnings during second quarter 2005 and had recorded the net tax benefit, the Company would have reported income tax provisions of $54.6 million for second quarter 2005 and $119.1 million for the first six months of 2005.

Note 13 – Geographical Data

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

						Other Int’l
		United	Equatorial			Corporate &
	Consolidated	States	Guinea	North Sea	Israel	Marketing
	(in thousands)
Three Months Ended June 30, 2005:

Revenues from third parties	$476,924	$198,073	$80,703	$31,326	$15,354	$151,468
Intersegment revenue	—	97,516	—	—	—	(97,516)
Income from unconsolidated subsidiaries	11,444	—	11,444	—	—	—
Total Revenues	$488,368	$295,589	$92,147	$31,326	$15,354	$53,952

DD&A	$96,739	$75,098	$8,246	$2,821	$2,639	$7,935
Accretion of discount on asset retirement obligations	$2,658	$2,276	$9	$285	$55	$33

Income from continuing operations before tax	$225,277	$139,391	$74,989	$21,546	$10,969	$(21,618)

Three Months Ended June 30, 2004:

Revenues from third parties	$318,854	$93,023	$29,954	$28,168	$12,095	$155,614
Intersegment revenue	—	112,874	—	—	—	(112,874)
Income from unconsolidated subsidiaries	17,632	—	17,632	—	—	—
Total Revenues	$336,486	$205,897	$47,586	$28,168	$12,095	$42,740

DD&A	$80,643	$63,074	$3,714	$5,033	$2,371	$6,451
Accretion of discount on asset retirement obligations	$2,352	$2,000	$—	$306	$46	$—

Income from continuing operations before tax	$115,983	$68,278	$37,314	$13,243	$7,842	$(10,694)

							Other Int’l
		United		Equatorial			Corporate &
	Consolidated	States		Guinea	North Sea	Israel	Marketing
	(in thousands)
Six Months Ended June 30, 2005:

Revenues from third parties	$827,577	$296,308		$137,689	$60,558	$30,030	$302,992
Intersegment revenue	—	187,885		—	—	—	(187,885)
Income from unconsolidated subsidiaries	28,053	—		28,053	—	—	—
Total Revenues	$855,630	$484,193		$165,742	$60,558	$30,030	$115,107

DD&A	$167,206	$126,930		$13,580	$5,693	$5,199	$15,804
Accretion of discount on asset retirement obligations	$5,209	$4,450		$18	$564	$110	$67

Income from continuing operations before tax	$399,830	$220,055		$135,121	$41,197	$21,463	$(18,006)

Six Months Ended June 30, 2004:

Revenues from third parties	$625,204	$140,222		$59,531	$57,327	$15,180	$352,944
Intersegment revenue	—	259,120		—	—	—	(259,120)
Income from unconsolidated subsidiaries	30,368	—		30,368	—	—	—
Total Revenues	$655,572	$399,342		$89,899	$57,327	$15,180	$93,824

DD&A	$158,325	$125,943		$5,756	$10,441	$3,451	$12,734
Accretion of discount on asset retirement obligations	$5,013	$4,312		$—	$622	$79	$—

Income from continuing operations before tax	$244,831	$149,347		$72,365	$31,915	$8,083	$(16,879)

Total assets as of June 30, 2005	$8,478,201	$6,213,559	(1)	$857,324	$220,686	$257,531	$929,101
Total assets as of December 31, 2004	$3,443,171	$1,299,547		$817,062	$218,881	$273,347	$834,334

(1) The U.S. reporting unit includes goodwill of $900.3 million related to the Patina merger.

Note 14 – Discontinued Operations

During 2004, the Company completed an asset disposition program that had first been announced in July 2003. The asset disposition program included five domestic property packages. The sales price for the five property packages totaled approximately $130.0 million before closing adjustments. The Company’s consolidated financial statements have been reclassified to reflect the operations of the properties sold as discontinued operations. The net income from discontinued operations was classified on the consolidated statements of operations as “Discontinued Operations, Net of Tax.”

Summarized results of discontinued operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(in thousands)
Oil and gas sales and royalties	$(265)	$12,457
Realized gain	$3,707	$9,599
Income before income taxes	$2,152	$17,896

There was no discontinued operations activity during the first six months of 2005.

Note 15 – Commitments and Contingencies

The ruling by the Colorado Supreme Court in Rogers v. Westerman Farm Co. in July 2001 resulted in uncertainty regarding the deductibility of certain post-production costs from payments to be made to royalty interest owners. In January 2003, Patina was named as a defendant in a lawsuit, which plaintiff seeks to certify as a class action, based upon the Rogers ruling alleging that Patina had improperly deducted certain costs in connection with its calculation of royalty payments relating to its Colorado operations (Jack Holman, et al v. Patina Oil & Gas Corporation; Case No. 03-CV-09; District Court, Weld County, Colorado). In May 2004, the plaintiff filed an amended complaint narrowing the class of potential plaintiffs, and thereafter filed a motion seeking to certify the narrowed class as described in the amended complaint. Patina filed an answer to the amended complaint. A hearing on the motion seeking class certification is currently scheduled for August 18, 2005. The Company intends to oppose class certification and to vigorously defend this action. The potential liability, if any, from this claim cannot currently be reasonably estimated, and no provision has been accrued for this matter in the Company’s financial statements.

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

Note 16 – Capitalized Exploratory Well Costs

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.” The following table reflects the net changes in capitalized exploratory well costs for the six months ended June 30, 2005 and does not include amounts that were capitalized and subsequently expensed in the same period.

Six Months Ended
June 30, 2005
(in thousands)

Capitalized exploratory well costs, beginning of period	$62,724
Additions to capitalized exploratory well costs pending determination of proved reserves	63,868
Reclassified to property, plant and equipment based on determination of proved reserves	(4,743)
Capitalized exploratory well costs charged to expense	(3,200)
Capitalized exploratory well costs, end of period	$118,649

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	June 30,	December 31,
	2005	2004
	(in thousands)
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$44,435	$44,986
Capitalized exploratory well costs that have been capitalized for a period greater than one year	74,214	17,738
Balance at end of period	$118,649	$62,724

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	4

At June 30, 2005, the balance of property, plant and equipment included $118.6 million of suspended exploratory well costs, of which $74.2 million had been capitalized for a period greater than one year. Of this amount, $72.2 million is associated with Lorien (Green Canyon 199), a deepwater Gulf of Mexico project discovered in 2003. The Company increased its working interest from 20 percent to 60 percent in the second quarter of 2004. A successful appraisal sidetrack well was drilled in 2004 and a second appraisal well was drilled in the first quarter of 2005 to delineate the reservoir. The Company expects to record reserves in 2005, at which time the suspended well costs will be reclassified to property, plant and equipment.

Note 17 – Recently Issued Pronouncements

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). FAS No. 154 replaces APB No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements unless it is impracticable. The statement also requires that a change in method of depreciation, depletion or amortization for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Noble Energy’s strong second quarter results reflect the integration of Patina with the Company’s operations, effective May 16.  Patina has added stability to the Company’s domestic production base and contributed to the Company’s average sales volumes in June 2005 of approximately 162.7 thousand BOE per day.  In addition, the ongoing trend of improving operating and financial performance continued in the second quarter and is expected to continue for some time. The Swordfish development in the deepwater Gulf of Mexico, the first of three important deepwater developments that will contribute new production through 2006, is scheduled to begin producing in the third quarter at 10,000 barrels of oil equivalent per day, net.  The Phase 2A and 2B liquids expansion projects in Equatorial Guinea are both complete and exceeding expectations.

Financial and operating highlights for second quarter 2005 included the following:

•      Completion of Patina Merger;

•      Net income of $136.9 million, a 90 percent increase over second quarter 2004;

•      Diluted earnings per share of $1.82, a 49 percent increase over second quarter 2004;

•      Cash flows provided by operating activities of $484.3 million, year-to-date;

•      A 28 percent increase in daily production over second quarter 2004, including a 39 percent international increase and a 21 percent domestic increase; and

•      Increases of 32 percent in the average realized crude oil price and eight percent in the average realized natural gas price over second quarter 2004.

Merger with Patina Oil & Gas Corporation – On May 16, 2005, Noble Energy completed the Patina Merger in a transaction accounted for as a purchase of Patina by Noble Energy. Patina was an independent energy company engaged in the acquisition, development and exploitation of crude oil and natural gas properties within the continental United States. Patina’s properties and oil and gas reserves are principally located in relatively long-lived fields with established production histories. The properties are primarily concentrated in the Wattenberg Field of Colorado’s Denver-Julesburg Basin, the Mid-continent region of western Oklahoma and the Texas Panhandle, and the San Juan Basin in New Mexico. The consolidated operating and cash flow information discussed below include financial results of Patina after May 16, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s primary cash needs are to fund capital expenditures related to the acquisition, exploration and development of crude oil and natural gas properties, to repay outstanding borrowings, or to pay other contractual commitments, for interest payments on debt and to pay cash dividends on common stock. The Company’s traditional sources of liquidity are its cash on hand, cash flows from operations and available borrowing capacity under its credit facilities. Funds may also be generated from occasional sales of non-strategic crude oil and natural gas properties.

Cash Flows

Operating Activities – For the first six months of 2005, the Company reported net cash provided by operating activities of $484.3 million, a 30 percent increase as compared with $371.4 million for the first six months of 2004. The increase was due primarily to the combination of higher production volumes and higher commodity prices.

Investing Activities – Net cash used in investing activities for the first six months of 2005 totaled $1.4 billion, as compared with $281.8 million for the first six months of 2004. For 2005, $1.1 billion related to the cash portion of the acquisition price for Patina, and approximately $325.0 million related to capital expenditures. Net cash used in investing activities for 2004 included capital expenditures of $318.5 million, which was offset by proceeds of $34.2 million from property sales.

Financing Activities – Net cash provided by financing activities totaled $1.0 billion and $21.3 million for the first six months of 2005 and 2004, respectively. Financing activities consisted primarily of net proceeds from the Company’s credit facilities used to fund the cash consideration in the Patina Merger, merger expenses and repayment of Patina debt. Other financing activities included payment of cash dividends on Company common stock of $5.9 million and proceeds from the exercise of stock options of $47.4 million.

Ecuador Receivables – Certain entities purchasing electricity in Ecuador have been slow to pay amounts due Noble Energy. While the Company does not consider these receivables to be material, it is pursuing various strategies to protect its interests and has made provisions to cover potentially uncollectible balances.

Acquisition, Exploration and Development-Related Expenditures

Values preliminarily allocated to proved and unproved oil and gas properties acquired in the Patina merger were $2,642.0 million and $1,024.0 million, respectively.

The Company’s exploration and development-related expenditure information is as follows:

	Six Months	Six Months
	Ending	Ending
	June 30, 2005	June 30, 2004
	(in thousands)
Exploration and Development-Related Expenditures:
Exploratory drilling and completion	$27,387	$10,293
Dry hole	19,500	26,513
Lease acquisition costs	11,738	14,571
Seismic	7,109	4,940
Total exploration expenditures	65,734	56,317
Development drilling and completion	256,456	261,321
Corporate and other	10,425	10,833
Total exploration and development-related expenditures	$332,615	$328,471

The exploration and development-related expenditures above include $42.9 million of post-merger expenditures related to Patina properties.

Financing Activities

Debt – The Company’s outstanding debt balance, excluding discount, was $2.5 billion at June 30, 2005 as compared with $885.0 million at December 31, 2004. During second quarter 2005 the Company drew on its credit facilities in order to fund $1.1 billion cash consideration paid to Patina shareholders in the merger and to repay $610.9 million of Patina long-term debt assumed, including accrued interest.

The Company has credit agreements totaling $2.1 billion. These credit agreements consist of a new $1.3 billion credit agreement due April 2010, a $400 million credit agreement due October 2009, and a $400 million credit agreement due November 2006. Borrowings under these credit agreements totaled $1.7 billion at June 30, 2005, leaving $400 million in unused borrowing capacity. The Company’s credit agreements are supplemented by short-term borrowings under various uncommitted credit lines used for working capital purposes. The uncommitted credit lines may be offered by certain banks from time to time at rates negotiated at the time of borrowing. No amounts were outstanding under these credit lines at June 30, 2005. The Company also had $650.0 million of fixed-rate debt and $150.0 million in variable-rate term loans at June 30, 2005.

As a result of the Patina Merger, Noble Energy’s ratio of debt-to-book capital (defined as the Company’s total debt divided by the sum of total debt plus equity) has increased to 46 percent at June 30, 2005, compared to 38 percent at December 31, 2004.

Dividends – The Company paid quarterly cash dividends of five cents per share of common stock during first and second quarters of 2005. In July 2005, the Company’s Board of Directors declared an increase in the quarterly cash dividend to ten cents per common share for third quarter 2005.

Exercise of Stock Options – The Company received $47.4 million from the exercise of stock options during the first six months of 2005, as compared to $38.0 million during the first six months of 2004. Of the $47.4 million received, approximately $25.5 million resulted from the exercise of Patina options that had been exchanged for Noble Energy options in the Patina Merger.

RESULTS OF OPERATIONS

Natural Gas Information

Natural gas revenues increased 40 percent for second quarter 2005, compared with second quarter 2004, and 25 percent for the first six months of 2005, compared with the first six months of 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Natural gas sales	$220,716	$158,196	$367,574	$294,707

The tables below include average daily natural gas production volumes and prices from continuing operations:

	Three Months Ended June 30,
	2005		2004
		Price		Price
	Mcfpd	Per Mcf	Mcfpd	Per Mcf
United States	323,449	$6.78	257,121	$6.01
Equatorial Guinea (1)	73,722	0.25	43,500	0.25
North Sea	8,594	5.31	12,458	3.99
Israel	60,690	2.78	47,769	2.78
Other International (2)	16,358	1.07	20,640	0.89
Total (3)	482,813	$5.20	381,488	$4.81

	Six Months Ended June 30,
	2005		2004
		Price		Price
	Mcfpd	Per Mcf	Mcfpd	Per Mcf
United States	269,276	$6.69	253,586	$5.79
Equatorial Guinea (1)	58,860	0.25	44,961	0.25
North Sea	8,937	5.57	12,370	4.48
Israel	59,679	2.78	30,002	2.78
Other International (2)	20,423	1.07	25,199	0.69
Total (3)	417,175	$5.12	366,118	$4.74

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

(3)   Reflects increases/(reductions) of $0.02 and $(0.07) per Mcf for second quarter 2005 and 2004, respectively, and $0.01 and $(0.04) per Mcf for the first six months of 2005 and 2004, respectively, from hedging activities.

Variances in natural gas production were attributable to the following:

•      Additional domestic production (109 MMcfpd for second quarter) from Patina properties, offset by natural decline on the Gulf of Mexico shelf and shut-in production at Main Pass as a result of Hurricane Ivan damage;

•      Increase in Phase 2A production and start-up of Phase 2B in Equatorial Guinea;

•      Natural field decline in the North Sea;

•      Higher production in Israel which was ramping up during second quarter 2004; and

•      Decrease in gas production in Ecuador due to seasonal variations.

Crude Oil Information

Crude oil revenues increased 72 percent for second quarter 2005, compared with second quarter 2004, and 48 percent for the first six months of 2005, compared with the first six months of 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Crude oil sales	$233,243	$135,967	$403,964	$272,512

The tables below include average daily crude oil production volumes and prices from continuing operations:

	Three Months Ended June 30,
	2005		2004
		Price		Price
	Bopd	Per Bbl	Bopd	Per Bbl
United States	25,310	$41.70	22,676	$31.68
Equatorial Guinea	20,031	43.36	9,105	34.95
North Sea	5,921	50.43	7,070	36.75
Other International (1)	8,034	42.38	6,664	29.69
Total (2)	59,296	$43.22	45,515	$32.83

	Six Months Ended June 30,
	2005		2004
		Price		Price
	Bopd	Per Bbl	Bopd	Per Bbl
United States	21,639	$40.42	23,036	$31.49
Equatorial Guinea	17,096	43.63	9,551	33.06
North Sea	5,850	48.68	7,389	35.13
Other International (1)	8,390	38.89	6,860	28.64
Total (2)	52,975	$42.13	46,836	$31.97

(1)   Other International includes Argentina and China.

(2)   Reflects (reductions) of $(5.32) and $(2.35) per Bbl for second quarter 2005 and 2004, respectively, and (reductions) of $(4.43) and $(1.72) per Bbl for the first six months of 2005 and 2004, respectively, from hedging activities.

Variances in crude oil production were attributable to the following:

•  Additional domestic production (9 MBopd for second quarter) from Patina properties, offset by natural decline on the Gulf of Mexico shelf and shut-in production at Main Pass as a result of Hurricane Ivan damage;

•  Increase in Phase 2A production and start-up of Phase 2B in Equatorial Guinea;

•  Natural field decline in the North Sea; and

•  Increase in production from China.

Gathering, Marketing and Processing

Noble Energy markets the majority of its domestic natural gas, as well as certain third-party natural gas, and sells natural gas directly to end-users, natural gas marketers, industrial users, interstate and intrastate pipelines, power generators and local distribution companies. The Company also markets portions of its domestic and international crude oil, as well as certain third-party crude oil. The Company’s gross margin from gathering, marketing and processing (“GMP”) activities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

GMP revenues	$8,421	$12,945	$19,904	$27,120
GMP expenses	6,812	10,634	15,049	21,350
Gross margin	$1,609	$2,311	$4,855	$5,770

The Company recorded losses of $0.7 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively, and losses of $0.5 million for second quarter 2004 related to derivative instruments not accounted for as cash flow hedges. Losses related to second quarter 2005 were de minimis.

Electricity Sales - Ecuador Integrated Power Project

The Company, through its subsidiaries, EDC Ecuador Ltd. and MachalaPower Cia. Ltda., has a 100 percent ownership interest in an integrated natural gas-to-power project. The project includes the Amistad natural gas field, offshore Ecuador, which supplies fuel to the Machala power plant. Power plant activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Electricity sales	$14,544	$11,746	$36,135	$30,865
Electricity generation expense	9,452	10,410	20,891	23,434
Operating income	$5,092	$1,336	$15,244	$7,431

Power production (total MW)	135,113	168,815	343,884	421,876
Average power price ($/Kwh)	$0.108	$0.070	$0.105	$0.073
Natural gas production (Mcfpd)	16,316	20,102	20,403	24,595
Average natural gas price ($/Mcf) (1)	$4.56	$2.97	$3.82	$2.97

(1) Intercompany natural gas sales are eliminated for accounting purposes.

The increase in operating income during 2005 reflects lower depreciation expense and higher power prices.

Income from Investment in Unconsolidated Subsidiaries

Income from investment in unconsolidated subsidiaries includes income from Atlantic Methanol Production Company (“AMPCO”), an unconsolidated subsidiary that owns a methanol plant in Equatorial Guinea. The Company owns a 45 percent interest in AMPCO. The Company’s share of results from methanol operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from investment in unconsolidated subsidiaries (in thousands)	$11,444	$17,632	$28,053	$30,368

Methanol sales volume (gallons in thousands)	33,047	37,364	76,123	75,561
Average price (per gallon)	$0.79	$0.64	$0.79	$0.63

Methanol sales volumes experienced a decline during second quarter 2005 due to timing delays in sales to third parties.  The expiration of the Company’s tax holiday at year-end 2004 and an increase in tanker chartering costs to transport excess capacity contributed to the decrease in operating income for second quarter 2005.

Costs and Expenses

Production Expenses – The table below includes oil and gas operations expense and total production costs from continuing operations:

		United	Equatorial			Other
	Consolidated	States	Guinea	North Sea	Israel	International
	(in thousands)
Three Months Ended June 30, 2005:

Lease operating (1)	$48,123	$30,927	$8,376	$3,065	$2,109	$3,646
Workover expense	2,085	2,085	—	—	—	—
Total operations expense	50,208	33,012	8,376	3,065	2,109	3,646
Production and ad valorem taxes	17,601	12,886	—	—	—	4,715
Transportation expense	6,553	4,691	—	1,601	—	261
Total production costs	$74,362	$50,589	$8,376	$4,666	$2,109	$8,622

Three Months Ended June 30, 2004:

Lease operating (1)	$34,948	$21,325	$5,891	$2,540	$1,833	$3,359
Workover expense	7,521	7,521	—	—	—	—
Total operations expense	42,469	28,846	5,891	2,540	1,833	3,359
Production and ad valorem taxes	6,654	5,633	—	—	—	1,021
Transportation expense	4,825	2,436	—	2,063	—	326
Total production costs	$53,948	$36,915	$5,891	$4,603	$1,833	$4,706

		United	Equatorial			Other
	Consolidated	States	Guinea	North Sea	Israel	International
	(in thousands)
Six Months Ended June 30, 2005:

Lease operating (1)	$81,960	$49,359	$14,854	$6,127	$4,000	$7,620
Workover expense	5,325	5,325	—	—	—	—
Total operations expense	87,285	54,684	14,854	6,127	4,000	7,620
Production and ad valorem taxes	26,821	19,030	—	—	—	7,791
Transportation expense	10,220	6,719	—	3,098	—	403
Total production costs	$124,326	$80,433	$14,854	$9,225	$4,000	$15,814

Six Months Ended June 30, 2004:

Lease operating (1)	$67,185	$41,012	$11,040	$5,414	$2,997	$6,722
Workover expense	9,308	9,308	—	—	—	—
Total operations expense	76,493	50,320	11,040	5,414	2,997	6,722
Production and ad valorem taxes	13,265	11,245	—	—	—	2,020
Transportation expense	10,566	5,651	—	4,605	—	310
Total production costs	$100,324	$67,216	$11,040	$10,019	$2,997	$9,052

(1) Lease operating expense includes labor, fuel, repairs, replacements, saltwater disposal, and other related lifting costs.

Selected expenses on a per BOE basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Lease operating	$3.79	$3.52	$3.70	$3.42
Workover expense	0.16	0.76	0.24	0.47
Total operations expense	3.95	4.28	3.94	3.89
Production and ad valorem taxes	1.38	0.67	1.21	0.68
Transportation expense	0.52	0.49	0.46	0.54
Total production costs	$5.85	$5.44	$5.61	$5.11

Oil and gas operations expense, consisting of lease operating expense and workover expense, increased $7.7 million, or 18 percent, for second quarter 2005, as compared with second quarter 2004. Oil and gas operations expense increased $10.8 million, or 14 percent, for the first six months of 2005, as compared with the first six months of 2004. The increase in oil and gas operations expense reflects higher production primarily in the U.S. and Equatorial Guinea and rising LOE costs.

The unit rate of oil and gas operations expense per barrel of oil equivalent (“BOE”), converting gas to oil on the basis of six Mcf per barrel, was $3.95 for second quarter 2005 as compared with $4.28 for second quarter 2004.

Production and ad valorem tax expense more than doubled second quarter 2005 over second quarter 2004 and for the first six months of 2005 as compared with the first six months of 2004 due to higher commodity prices and to the addition of Patina, which has proportionately more production subject to such taxes.

Oil and Gas Exploration Expense – Oil and gas exploration expense consists of dry hole expense, unproved lease amortization, seismic, staff expense and other miscellaneous exploration expense, including lease rentals. Oil and gas exploration expense was $25.6 million for second quarter 2005, as compared with $39.0 million for second quarter 2004. The decrease was due to an $11.4 million period-over-period decrease in dry hole expense and a $1.6 million decrease in unproved lease amortization.

Oil and gas exploration expense was $49.3 million for the first six months of 2005, as compared with $55.5 million for the first six months of 2004. The decrease was due to a $7.0 million period-over-period decrease in dry hole expense offset by a $2.2 million increase in seismic.

Depreciation, Depletion and Amortization – Depreciation, depletion and amortization (“DD&A”) expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except unit rate)

Depreciation, depletion and amortization expense	$96,739	$80,643	$167,206	$158,325
Unit rate per BOE	$7.61	$8.12	$7.54	$8.07

The decline in the unit rate was primarily due to increased low-cost volumes in Equatorial Guinea, Israel, and China. DD&A expense also includes abandoned assets expense of $1.0 million and $2.6 million for second quarter 2005 and 2004, respectively, and $8.5 million and $2.6 million for the first six months of 2005 and 2004, respectively.

Selling, General and Administrative Expense –

Selling, general and administrative expense (“SG&A”) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except unit rate)

Selling, general and administrative expense	$24,812	$13,133	$39,980	$28,192
Unit rate per BOE	$1.95	$1.32	$1.80	$1.44

SG&A expense increased 42 percent for the first six months of 2005, as compared with the first six months of 2004 due to increased personnel costs and charges related to closing the Patina merger.

Interest Expense – Interest expense (net of interest capitalized) increased $2.3 million, or 16 percent, to $16.6 million for second quarter 2005, as compared with $14.3 million for second quarter 2004. Capitalized interest was $4.1 million for second quarter 2005, compared with $2.5 million for second quarter 2004. Interest expense (net of interest capitalized) for the quarter increased due to increased borrowings related to the Patina Merger.

Interest expense (net of interest capitalized) increased $1.5 million, or six percent, to $25.9 million for the six months ended June 30, 2005, as compared to $24.4 million for the same period in 2004. Capitalized interest increased $2.3 million period-over-period.

Income Tax Provision – Income tax expense associated with continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except effective rate)

Income tax provision	$88,400	$45,355	$152,985	$98,891
Effective rate	39%	39%	38%	40%

The decrease in the effective rate for the first six months of 2005 is due to shifts in the combination of international and domestic income (e.g.,. Patina Merger), and a decrease in deferred taxes related to the methanol business.

Discontinued Operations

During 2004, the Company completed an asset disposition program that had first been announced in July 2003. The asset disposition program included five domestic property packages. The sales price for the five property packages totaled approximately $130 million before closing adjustments. The Company’s consolidated financial statements have been reclassified to reflect the operations of the properties sold as discontinued operations. The net income from discontinued operations was classified on the consolidated statements of operations as “Discontinued Operations, Net of Tax.”

Summarized results of discontinued operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(in thousands, except statistics)
Oil and gas sales and royalties	$(265)	$12,457
Realized gain	$3,707	$9,599
Income before income taxes	$2,152	$17,896
Key Statistics:
Daily production - Liquids	(87)	454
Natural gas (Mcf)	(1,013)	8,937
Average realized price - Liquids ($/Bbl)	$26.33	$34.07
Natural Gas ($/Mcf)	$0.60	$5.93

There was no discontinued operations activity during the first six months of 2005.

FUTURE TRENDS

The Company expects crude oil and natural gas production from continuing operations to increase in 2005 compared to 2004. The increased production is expected primarily from the newly acquired Patina properties, the continued expansion of natural gas markets in Israel, a full year of production from Phase 2A, the Phase 2B expansion of the LPG plant in Equatorial Guinea and new deepwater wells in the Gulf of Mexico. The Company’s production profile may be impacted by several factors, including:

•  The timing of the production increases from deepwater developments in the Gulf of Mexico during 2005;

•  Seasonal variations in electricity demand and the timing of infrastructure development in Israel;

•  Seasonal variations in rainfall in Ecuador that affect the Company’s natural gas-to-power project; and

•  Potential weather-related shut-ins in the U.S. Gulf of Mexico and Gulf Coast areas.

2005 Budget – Noble Energy has increased its 2005 capital expenditures budget to $987.0 million for the Company over its original budget of $735 million. The increase is primarily attributable to investment in the acquired Patina properties.  Approximately 25 percent of the 2005 capital budget has been allocated for exploration opportunities and 75 percent has been dedicated to production, development and other projects. Domestic spending is budgeted at approximately $764.0 million, international expenditures are budgeted at approximately $208.0 million, and corporate spending is budgeted at $15.0 million. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Excluding possible asset purchases, the Company plans to fund such expenditures primarily from cash flows from operations. The Company believes that it has the capital structure to take advantage of strategic acquisitions, as they become available, through internally generated cash flows or available lines of credit and other borrowing opportunities. The Company does not budget for acquisitions.

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

Recently Issued Pronouncements

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). FAS No. 154 replaces APB No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements unless it is impracticable. The statement also requires that a change in method of depreciation, depletion or amortization for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements.

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

As of June 30, 2005, the Company had entered into future costless collar transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas			Crude Oil
		Average price			Average price
		per MMBTU			per Bbl
Production Period	MMBTUpd	Floor	Ceiling	Bopd	Floor	Ceiling
July- Dec 2005	75,000	$5.00	$7.52	20,520	$31.39	$44.34
2006	3,699	$5.00	$8.00	1,865	$29.00	$34.93

As of June 30, 2005, the Company had entered into future fixed price swap transactions related to its natural gas and crude oil production to support the Company’s investment program as follows:

	Natural Gas		Crude Oil
		Average Price		Average price
Production Period	MMBTUpd	per MMBTU	Bopd	per Bbl
July - Dec 2005	130,000	$6.83	13,100	$39.45
2006	170,000	$6.48	16,600	$40.47
2007	170,000	$6.03	17,100	$39.19
2008	170,000	$5.67	16,500	$38.23

As of June 30, 2005, the Company had a net unrealized loss of $469.8 million, net of taxes, related to crude oil and natural gas derivative instruments accounted for as cash flow hedges.

Derivative Instruments Held for Trading Purposes – Noble Energy, from time to time, employs derivative instruments in connection with its purchases and sales of production. While most of the purchases are made for an index-based price, customers often require prices that are either fixed or related to NYMEX. In order to establish a fixed margin and mitigate the risk of price volatility, the Company may convert a fixed or NYMEX sale to an index-based sales price (such as purchasing a NYMEX futures contract at the Henry Hub with an adjoining basis swap at a physical location). Due to the size of such transactions and certain restraints imposed by contract and by Company guidelines, the Company believes it had no material market risk exposure from these derivative instruments as of June 30, 2005.

Interest Rate Risk

The Company is exposed to interest rate risk related to its variable and fixed interest rate debt. As of June 30, 2005, the Company had $2.5 billion of debt outstanding of which $650 million was fixed-rate debt. The Company believes that anticipated near term changes in interest rates would not have a material effect on the fair value of the Company’s fixed-rate debt and would not expose the Company to the risk of earnings or cash flow loss.

The remainder of the Company’s debt at June 30, 2005 ($1.85 billion) was variable-rate debt and therefore exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. A 10 percent change in the floating interest rates applicable to the June 30, 2005 balance would result in a change in annual interest expense of approximately $7.2 million.

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

Volatility and Level of Hydrocarbon Commodity Prices. Historically, natural gas and crude oil prices have been volatile. These prices rise and fall based on changes in market supply and demand fundamentals and changes in the political, regulatory and economic climates and other factors that affect commodities markets generally and are outside of Noble Energy’s control. Some of Noble Energy’s projections and estimates are based on assumptions as to the future prices of natural gas and crude oil. These price assumptions are used for planning purposes. The Company expects its assumptions may change over time and that actual prices in the future may differ from its estimates. Any substantial or extended change in the actual prices of natural gas and/or crude oil could have a material effect on: (1) the Company’s financial position, results of operations and cash flows, (2) the quantities of natural gas and crude oil reserves that the Company can economically produce, (3) the quantity and value of estimated proved and unproved reserves that may be attributed to its properties, and (4) the Company’s ability to fund its capital program.

Production Rates and Reserve Replacement. Projecting future rates of crude oil and natural gas production is inherently imprecise.  Producing crude oil and natural gas reservoirs generally have declining production rates. Production rates depend on a number of factors, including, but not limited to, geological, geophysical and engineering issues, weather, production curtailments or restrictions, prices for natural gas and crude oil, available transportation capacity, market demand and the political, economic and regulatory climates. Another factor affecting production rates is Noble Energy’s ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is difficult to predict, particularly over the short term, where results can vary widely from year to year. Moreover, the Company’s ability to replace reserves over an extended period depends not only on the total volumes found, but also on the cost of finding and developing such reserves. Depending on the general price environment for natural gas and crude oil, Noble Energy’s finding and development costs may not justify the use of resources to explore for and develop such reserves.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures by Charles D. Davidson, the Company’s principal executive officer, and Chris Tong, the Company’s principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that the Company is in the process of integrating the newly acquired Patina Oil & Gas Corporation into its existing internal control structure. The Company acquired Patina on May 16, 2005 and is in the process of intergrating Patina’s disclosure controls and procedures where appropriate.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Note 15 - Commitments and Contingencies” to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on May 11, 2005, in Houston, Texas. At the meeting, two proposals were submitted for vote of stockholders. Results of the stockholders’ votes are as follows:

1.     To consider and vote upon a proposal to approve the issuance of shares of common stock, par value $3.33 1/3 per share, of Noble Energy pursuant to the Agreement and Plan of Merger, dated as of December 15, 2004, by and among Noble Energy, Noble Energy Production, Inc. and Patina Oil & Gas Corporation.

For	46,110,492
Against	146,747
Abstain	69,211

2.     To consider and vote upon a proposal to amend Noble Energy’s certificate of incorporation to increase the number of authorized shares of common stock from 100 million shares to 250 million shares.

For	41,772,438
Against	11,956,138
Abstain	75,738

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC. (Registrant)

Date	August 4, 2005	/s/ CHRIS TONG
CHRIS TONG
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1	Form of Stock Option Agreement under the Noble Energy, Inc. 2005 Non-Employee Director Stock Plan, filed herewith.

10.2	Form of Restricted Stock Agreement under the Noble Energy, Inc. 2005 Non-Employee Director Stock Plan, filed herewith.

10.3

Form of Stock Option Agreement under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: February 1, 2005) filed February 7, 2005 and incorporated herein by reference).

10.4

Form of Restricted Stock Agreement under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan entered into by certain executive officers and key employees of the Company on May 16, 2005 and August 1, 2005, respectively, filed herewith.

10.5

Consulting Agreement, dated May 9, 2005 but commencing on May 16, 2005, by and between Noble Energy, Inc. and Thomas J. Edelman (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: May 16, 2005) filed May 20, 2005 and incorporated herein by reference).

10.6

Amendment to 2003 Stock Option and Restricted Stock Plan Agreement by and between Noble Energy, Inc. and William A. Poillion, Jr. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: July 25, 2005) filed July 29, 2005 and incorporated herein by reference).

10.7

Amendment to 2004 Stock Option and Restricted Stock Plan Agreement by and between Noble Energy, Inc. and William A. Poillion, Jr. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Event: July 25, 2005) filed July 29, 2005 and incorporated herein by reference).

10.8

Amendment to 2005 Stock Option and Restricted Stock Plan Agreement by and between Noble Energy, Inc. and William A. Poillion, Jr. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Event: July 25, 2005) filed July 29, 2005 and incorporated herein by reference).

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