Form 10-K/A
period 2007-12-31
NOBLE ENERGY INC
filed 2008-05-20
CIK 72207

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

Aggregate market value of Common Stock held by nonaffiliates as of June 29, 2007: $10,563,558,607.
Number of shares of Common Stock outstanding as of February 12, 2008: 171,835,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders held on April 22, 2008 are incorporated by reference into Part III. Such definitive proxy statement was filed on March 21, 2008.

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2007, filed on February 27, 2008, to reflect changes made in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") in connection with the staff’s review of our annual report. This Amendment No. 1 on Form 10-K/A contains the complete text of Items 1 and 2, Item 1.A and Item 7, as amended. Unaffected Items have not been repeated in this Amendment No. 1.

Changes include the following:

•
Expanded disclosure concerning both the general regulations as well as environmental regulations faced by us to specify the various regulatory bodies with which we interact and the specific laws and regulations to which we are subject, with several new paragraphs being added immediately after the original paragraph on "Government Regulation".  See Items 1 and 2. Business and Properties —Government Regulation, pages 14-15.

•
Revision of risk factors to focus on specific risks relating to us, with added disclosure to the risk factors on failure to fund continued capital expenditures; international operations; exploration, development and production; exploration and development drilling; acquisitions; governmental regulations; cost of drilling rigs; and competition. See Item 1A. Risk Factors, pages 17-22.

•
Additional disclosure concerning the 2006 Equatorial Guinea Hydrocarbons Law. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview, page 23.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

Currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

In 2005, we acquired Patina through merger (“Patina Merger”) for a total purchase price of $4.9 billion. Patina’s long-lived crude oil and natural gas reserves provide a significant inventory of low-risk opportunities that balanced our portfolio. Patina’s proved reserves at the time of acquisition were estimated to be approximately 1.6 Tcfe, of which 72% of the reserves were proved developed and 67% of the reserves were natural gas. Proved crude oil and natural gas properties were valued at $2.6 billion and unproved properties were valued at $1.1 billion. See Item 8. Financial Statements and Supplementary Data—Note 3—Acquisitions and Divestitures.

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

Mid-continent—A significant area of activity in Mid-continent is the Granite Wash development, located in the Texas Panhandle. We drilled or participated in 53 development wells in 2007, 100% of which were successful. The potential for horizontal drilling is currently being evaluated.  Another significant area in Mid-continent is the ongoing Southern Oklahoma development. In 2007 we drilled or participated in 45 wells resulting in additional incremental production of 1,515 Boepd.

In addition, we continue to selectively increase our acreage position in resource plays, including shale plays. We have accumulated over 179,000 acres in the New Albany Shale. During 2007, we drilled 16 New Albany Shale wells. Currently nine are producing and seven are in the progress of pipeline connection. The Paxton facility, which we operate, will serve the majority of wells in the Paxton field. We plan to have an active drilling program during 2008.

Other Mid-continent areas include parts of Texas, Oklahoma, Kansas, Illinois, Indiana and Arkansas. During 2007, we drilled or participated in a total of 33 wells.  We plan to drill or participate in 60 wells in the Mid-continent area during 2008.

Gulf Coast Onshore—During late 2007, we began a six well program at Oliver Creek in Shelby County, Texas to develop the Travis Peak reservoir as well as test deeper Cotton Valley horizons. We have completed one Travis Peak well and are currently completing the second Travis Peak well.  The deeper Cotton Valley horizons are being tested in two additional wells currently being drilled or completed.  Two additional wells remain in the current six well program.  Additional drilling is planned for later in 2008.

International

International operations are significant to our business, accounting for 42% of consolidated sales volumes in 2007 and 42% of total proved reserves at December 31, 2007. International proved reserves are approximately 67% natural gas and 33% crude oil. Operations in Equatorial Guinea, Cameroon, Ecuador, China and Suriname are conducted in accordance with the terms of production sharing contracts. In 2008, we plan to invest approximately $392 million, or 24%, of budgeted capital in our international locations.

Additional information for our significant international operating areas is as follows:

	Year Ended December 31, 2007			December 31, 2007
	Sales Volumes			Proved Reserves
	Natural Gas	Crude Oil	Total	Natural Gas	Crude Oil	Total
	(MMcf)	(MBbls)	(MBoe)	(Bcf)	(MMBbls)	(MMBoe)
International
West Africa	48,349	5,500	13,558	941	82	239
North Sea	2,276	4,564	4,943	19	25	28
Israel	40,449	-	6,742	319	-	53
Ecuador	9,385	-	1,564	188	-	31
China	-	1,402	1,402	-	8	8
Argentina	-	1,034	1,034	-	7	7
Total consolidated	100,459	12,500	29,243	1,467	122	366
Equity investees:
Condensate (MBbls)	-	670	670
LPG (MBbls)	-	2,135	2,135
Total	100,459	15,305	32,048
Equity investee share of
methanol sales (Kgal)			160,540

Wells drilled in 2007 and productive wells at December 31, 2007 in our international operating areas were as follows:

	Year Ended
	December 31, 2007	December 31, 2007
	Gross Wells	Gross
	Drilled/Participated in	Productive Wells
International
West Africa	7	20
North Sea	2	22
Israel	1	8
Ecuador	-	5
China	-	16
Argentina	50	732
Total International	60	803

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

In January 2007, production began at the non-operated Dumbarton development (30% working interest) in Blocks 15/20a and 15/20b in the UK sector of the North Sea. Dumbarton, a re-development of the Donan field, includes a subsea tie-back to the GP III, a floating production, storage and offloading vessel in which we own a 30% interest. We expect to continue the development of Dumbarton in 2008 with phases 2a and 2b. In addition, we will participate in the development of the Lochranza prospect, which will also consist of a subsea tie-back to the GP III.

Exploration efforts continued in 2007 as we and our partners successfully completed an exploratory appraisal well on the Flyndre Block (22.5% working interest) in the UK sector of the North Sea.  We also participated in a successful exploration well at Selkirk in Block 22/22b P233 (30.5% working interest), also in the UK sector of the North Sea.

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

Natural gas sales began in 2004 and have been increasing steadily as Israel’s natural gas infrastructure has developed. In 2007, our gas sales volumes increased 19% over 2006 volumes and 67% over 2005 volumes. During 2007 we completed construction of a permanent onshore receiving terminal in Ashdod for distribution of natural gas from the Mari-B field to purchasers. Commissioning of the terminal is expected in early 2008. We also began selling natural gas to a desalinization plant and a paper mill in 2007. Additional natural gas sales in 2008 will depend on the timing of onshore pipeline construction and plant conversion, which should allow the Israel Electric Corporation Limited power plants at Gezer and Hagit to consume gas.

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

Developed and Undeveloped Acreage—Developed and undeveloped acreage (including both leases and concessions) held at December 31, 2007 was as follows:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
United States
Onshore	1,308,823	835,445	1,234,858	786,391
Offshore	147,945	94,963	485,258	227,627
Total United States	1,456,768	930,408	1,720,116	1,014,018
Equatorial Guinea	45,203	15,727	850,197	379,026
Cameroon	-	-	1,125,000	562,500
North Sea (1)	48,230	5,671	836,625	339,151
Israel	123,552	58,142	1,183,479	532,818
China	7,413	4,225	-	-
Ecuador	12,355	12,355	851,771	851,771
Argentina	113,325	15,548	-	-
Suriname	-	-	7,740,328	6,362,884
Total International	350,078	111,668	12,587,400	9,028,150
Total Worldwide (2)	1,806,846	1,042,076	14,307,516	10,042,168

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

Crude oil and condensate produced in the US and foreign locations is generally sold under short-term contracts at market-based prices adjusted for location and quality. In China, we sell crude oil into the local market under a long-term contract at market-based prices. Crude oil and condensate are distributed through pipelines and by trucks or tankers to gatherers, transportation companies and refineries.

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

Examples of US federal agencies with regulatory authority over our exploration for, and production and sale of, crude oil and natural gas include:

•
the Bureau of Land Management and the Minerals Management Service, which under laws such as the Federal Land Policy and Management Act, Endangered Species Act, National Environmental Policy Act and Outer Continental Shelf Lands Act have certain authority over our operations on federal lands, particularly in the Rocky Mountains and deepwater Gulf of Mexico;

•
the Environmental Protection Agency and the Occupational Safety and Health Administration, which under laws such as the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act and the Occupational Safety and Health Act have certain authority over environmental, health and safety matters affecting our operations as discussed below;

•
the Federal Energy Regulatory Commission, which under laws such as the Energy Policy Act of 2005 has certain authority over the marketing and transportation of crude oil and natural gas we produce onshore and from the deepwater Gulf of Mexico;

•	the Department of Transportation, which has certain authority over the transportation of products, equipment and personnel necessary to our onshore and deepwater Gulf of Mexico operations; and

•
other federal agencies with certain authority over our business, such as the Internal Revenue Service and the Securities and Exchange Commission, as well as the NYSE upon which shares of our common stock are traded.

Most of the states within which we operate have separate agencies with authority to regulate related operational and environmental matters.  An example of such regulation on the operational side is Greater Wattenberg Area Special Well Location Rule 318A, which was adopted by the Colorado Oil and Gas Conservation Commission to address oil and gas well drilling, production, commingling and spacing in the Wattenberg field.  On the environmental side, Colorado Regulation Seven and requirements for storm water management plans were adopted by the Colorado Department of Environmental Quality, under delegation from the US Environmental Protection Agency, to regulate air emissions, water protection and waste handling and disposal relating to our oil and gas exploration and production.

Some of the counties and municipalities within which we operate have adopted regulations or ordinances that impose additional restrictions on our oil and gas exploration and production.  An example is Garfield County, Colorado, which provides local land and road use restrictions affecting our Piceance basin operations and requires us to post bonds to secure any restoration obligations.

Our international operations are subject to legal and regulatory oversight by energy- related ministries of our host countries, each having certain relevant energy or hydrocarbons laws.  Examples of these ministries include the Ecuador Ministry of Petroleum and Mines, the Equatorial Guinea Ministry of Mines, Industry and Energy and the UK Department for Business, Enterprise and Regulatory Reform.  An example of a law affecting our international operations is the UK Finance Act of 2006, which increased the income tax rate on our UK operations effective January 1, 2006.

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

Our acquisition, exploration, and development activities require substantial capital expenditures, especially in the case of our active drilling programs, such as the Wattenberg field, and our significant exploration and development program in West Africa. Historically, we have funded our capital expenditures through a combination of cash flows from operations, our revolving bank credit facility and debt and equity issuances. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of crude oil and natural gas, and our success in finding, developing and producing new reserves. If revenue were to decrease as a result of lower crude oil and natural gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves, resulting in a decrease in production over time. If our cash flow from operations is not sufficient to meet our obligations and fund our capital budget, we may not be able to access debt, equity or other methods of financing on an economic basis to meet these requirements. If we are not able to fund our capital expenditures, interests in some properties might be reduced or forfeited as a result.

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

We have significant international crude oil and natural gas operations compared to companies we consider to be our peers, with approximately 42% of our consolidated sales volumes in 2007 coming from international operations. These operations may be adversely affected by political and economic developments, including the following:

•	war, terrorist acts and civil disturbances, such as may occur in regions that encompass our operations in Ecuador, Israel and West Africa;
•
loss of revenue, property and equipment as a result of actions taken by foreign crude oil and natural gas producing nations, such as expropriation or nationalization of assets and renegotiation, modification or nullification of existing contracts, such as may occur pursuant to the hydrocarbons law enacted in 2006 by the government of Equatorial Guinea;

•
changes in taxation policies, such as the UK Finance Act of 2006, which increased the income tax rate on our UK operations effective January 1, 2006, and the China Petroleum Special Profits Tax enacted in 2006, which imposed an excise tax on crude oil produced in the country;

•	laws and policies of the US and foreign jurisdictions affecting foreign investment, taxation, trade and business conduct;
•	foreign exchange restrictions;
•
international monetary fluctuations and changes in the value of the US dollar, such as the decline of the US dollar against the pound sterling given that some of our North Sea development expenditures are paid in pound sterling; and

•	other hazards arising out of foreign governmental sovereignty over areas in which we conduct operations.

Exploration, development and production risks and natural disasters could result in liability exposure or the loss of production and revenues.

Our operations are subject to hazards and risks inherent in the drilling, production and transportation of crude oil and natural gas, including:

•	pipeline ruptures and spills;
•	fires;
•	explosions, blowouts and cratering;
•	formations with abnormal pressures;
•	equipment malfunctions;
•	hurricanes, which could affect our operations in areas such as the Gulf Coast and deepwater Gulf of Mexico, and cyclones, which could affect our operations offshore China; and
•	other natural disasters.

Any of these can result in loss of hydrocarbons, environmental pollution and other damage to our properties or the properties of others.

Exploration and development drilling may not result in commercially productive reserves.

We do not always encounter commercially productive reservoirs through our drilling operations. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude oil or natural gas is present or may be produced economically, and area well data and other data may be limited or less-developed in some of the international areas in which we explore. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry holes or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

One aspect of our business strategy calls for acquisitions of businesses and assets that complement or expand our current business, such as our Patina Merger and our purchase of U.S. Exploration.  This may present greater risks for us than those faced by peer companies that do not consider acquisitions as a part of their business strategy. We cannot provide assurance that we will be able to identify attractive acquisition opportunities. Even if we do identify attractive opportunities, we cannot provide assurance that we will be able to complete the acquisition of them or do so on commercially acceptable terms. Additionally, if we acquire another business, we could have difficulty integrating its operations, systems, management and other personnel and technology with our own. These difficulties could disrupt ongoing business, distract management and employees, increase expenses and adversely affect results of operations. Even if these difficulties could be overcome, we cannot provide assurance that the anticipated benefits of any acquisition would be realized.

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

Our operations are subject to complex international, federal, state and local environmental laws and regulations including, for example, in the case of federal laws, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act and the Occupational Safety and Health Act. Environmental laws and regulations change frequently and the implementation of new, or the modification of existing, laws or regulations could negatively impact our operations. The discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment and supplies are substantially greater and their availability may be limited, particularly in areas of high activity and demand in which we concentrate, such as the Rocky Mountains and deepwater Gulf of Mexico, and in some international locations that typically have more limited availability of equipment and personnel, such as Ecuador and Israel. As a result of increasing levels of exploration and production in response to strong demand for crude oil and natural gas, the demand for oilfield services and the costs of these services have increased. Additionally, these services may not be available on commercially reasonable terms.

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

Many of our competitors have financial and other resources substantially in excess of those available to us. For example, in the deepwater Gulf of Mexico we compete with major integrated crude oil and natural gas companies and in international locations such as the North Sea we compete with major integrated crude oil and natural gas companies as well as state-controlled multinational companies. This highly competitive environment could have an adverse impact on our business.

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

PART II.
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

Equatorial Guinea 2006 Hydrocarbons Law—Effective November 2006, the government of Equatorial Guinea enacted the 2006 Hydrocarbons Law governing petroleum operations in Equatorial Guinea. The governmental agency responsible for the energy industry was given the authority to renegotiate any contract for the purpose of adapting any terms and conditions that are inconsistent with the new law. The stated purpose of the law is to modify the legal framework in order to deal with a variety of matters that were not previously or adequately covered, with the law addressing areas such as minimum participation of the state in contract areas, training and social programs and the establishment of environmental programs. At this time we are uncertain what economic impact this law will have on our operations in Equatorial Guinea, as regulations contemplated by the law have not been implemented and the application of certain of the law’s provisions is unknown.

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

While the estimates of fair value for the assets acquired and liabilities assumed have no effect on our cash flows, they can have an effect on the future results of operations. Generally, higher fair values assigned to crude oil and natural gas properties result in higher future depreciation, depletion and amortization (“DD&A”) expense, which results in decreased future net earnings. Also, a higher fair value assigned to crude oil and natural gas properties, based on higher estimates of future crude oil and natural gas prices, could increase the likelihood of impairment in the event of lower commodity prices or higher operating or development costs than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

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

Derivative Instruments and Hedging Activities—We use various derivative instruments to minimize the impact of commodity price fluctuations on forecasted sales of crude oil and natural gas production. We also use derivative instruments in connection with purchases and sales of third-party production to lock in profits or limit exposure to commodity price risk. In addition, we have used derivative instruments in connection with acquisitions and certain price-sensitive projects. Management exercises significant judgment in determining types of instruments to be used, production volumes to be hedged, prices at which to hedge and the counterparties’ creditworthiness. We account for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”. For derivative instruments that qualify as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income or loss (“AOCL”) until the hedged forecasted  transaction is recognized in earnings. Therefore, prior to settlement of the derivative instruments, changes in the fair market value of those derivative instruments can cause significant increases or decreases in AOCL. For derivative instruments that do not qualify as cash flow hedges, changes in fair value are reported in current period net income and therefore can result in significant increases or decreases in current period net income. All hedge ineffectiveness is recognized in the current period in net income. Ineffectiveness is the amount of gains or losses from derivative instruments which are not offset by corresponding and opposite gains or losses on the expected future transaction. Regression analysis is performed on initial assessment of the hedge and subsequently every quarter thereafter in order to determine that the hedge instrument will be or has been highly effective in offsetting gains or losses on the future transaction. As discussed in Item 8. Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies, we voluntarily discontinued cash flow hedge accounting for our commodity derivative instruments, effective January 1, 2008. Such a change did not affect our net assets or cash flows at December 31, 2007 and will not require adjustments to our previously reported financial statements. However, the use of mark-to-market accounting for our commodity derivatives will likely add volatility to our reported earnings. We occassionally enter into forward contracts or swap agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate swaps or interest rate “locks” used as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related notes. See Item 8. Financial Statements and Supplementary Data—Note 12—Derivatives and Hedging Activities.

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

Crude Oil Information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Crude oil sales	$1,694,233	$1,489,459	$942,778

Average daily crude oil sales volumes and average realized sales prices were as follows:

	Year Ended December 31,
	2007			2006			2005
	Production(1)	Sales		Production (1)	Sales		Sales (2)
	Bopd	Bopd	$/Bbl	Bopd	Bopd	$/Bbl	Bopd	$/Bbl
United States (3)	42,332	42,332	$53.22	45,798	45,798	$50.68	25,941	$46.67
West Africa (4)	15,523	15,070	71.27	17,326	17,860	62.51	17,786	42.51
North Sea	12,813	12,505	76.47	3,988	3,717	67.43	5,380	52.68
Other International (5)	6,806	6,674	53.69	7,491	7,540	52.05	7,851	42.37
Total Consolidated Operations	77,474	76,581	60.61	74,603	74,915	54.47	56,958	45.35
Equity Investees (6)	8,014	7,684	55.09	7,531	8,032	45.83	3,240	43.43
Total	85,488	84,265	$60.10	82,134	82,947	$53.64	60,198	$45.25

(1)	The variance between production and sales volumes is attributable to the timing of liquid hydrocarbon tanker liftings.
(2)	Sales volumes equal production volumes in 2005.
(3)	Reflects reductions of $13.68 per Bbl in 2007, $11.41 per Bbl in 2006 and $8.03 per Bbl in 2005 from hedging activities.
(4)	Reflects reductions of $2.19 per Bbl in 2007 and $9.93 per Bbl in 2005 from hedging activities. We did not hedge West Africa crude oil sales in 2006.
(5)	Other international includes China and Argentina.
(6)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea. LPG sales volumes totaled 5,848 Bopd in 2007, 6,294 Bopd in 2006 and 2,328 Bopd in 2005.

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

Commodity Derivative Instruments and Hedging Activities

We use various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations. Such instruments include variable to fixed price swaps, costless collars and basis swaps. Although these derivative instruments expose us to credit risk, we monitor the creditworthiness of counterparties and believe that losses from nonperformance are unlikely to occur. Hedging gains and losses related to crude oil and natural gas production are recorded in oil and gas sales. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk and Item 8. Financial Statements and Supplementary Data—Note 12—Derivative Instruments and Hedging Activities.

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

	Year Ended December 31,
	2007	2006	2005
Net income (in thousands):
AMPCO and affiliates	$82,877	$38,024	$56,896
Alba Plant	128,051	101,338	33,916
Distributions/dividends (in thousands):
AMPCO and affiliates	96,483	37,350	59,625
Alba Plant	132,251	155,158	-
Sales volumes (1):
Methanol (Kgal)	160,540	109,942	162,446
Condensate (Bopd)	1,836	1,738	912
LPG (Bpd)	5,848	6,294	2,328
Production volumes (1):
Condensate (Bopd)	1,860	1,730	912
LPG (Bpd)	6,154	5,801	2,328
Average realized prices:
Methanol (per gallon)	$1.09	$0.90	$0.77
Condensate (per Bbl)	74.87	66.60	55.76
LPG (per Bbl)	48.87	40.10	38.63

(1)	The variance between production and sales volumes is attributable to the timing of liquid hydrocarbon tanker liftings.

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

Oil and Gas Exploration Expense—Exploration expense was as follows:

		United	West	North		Other Int'l/
	Total	States	Africa	Sea	Israel	Corporate (1)
	(in thousands)
Year Ended December 31, 2007
Dry hole expense	$90,210	49,473	$40,399	$5	$-	$333
Unproved lease amortization	16,013	15,176	-	103	-	734
Seismic	64,856	55,258	939	8,184	691	(216)
Staff expense	45,030	11,900	2,106	8,318	645	22,061
Other	2,973	2,423	100	340	82	28
Total exploration expense	$219,082	$134,230	$43,544	$16,950	$1,418	$22,940
Year Ended December 31, 2006
Dry hole expense	$70,325	$66,150	$46	$4,129	$-	$-
Unproved lease amortization	18,836	18,823	-	13	-	-
Seismic	37,676	29,320	4,204	685	3	3,464
Staff expense	38,861	12,710	2,887	4,816	250	18,198
Other	2,226	1,083	192	879	33	39
Total exploration expense	$167,924	$128,086	$7,329	$10,522	$286	$21,701
Year Ended December 31, 2005
Dry hole expense	$98,015	$95,678	$1,403	$932	$2	$-
Unproved lease amortization	17,855	17,855	-	-	-	-
Seismic	21,761	11,631	316	1,544	-	8,270
Staff expense	34,945	16,255	3,760	2,690	189	12,051
Other	5,850	4,974	(16)	819	32	41
Total exploration expense	$178,426	$146,393	$5,463	$5,985	$223	$20,362

(1)	Other international includes Ecuador, China, Argentina and Suriname.

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

NOBLE ENERGY, INC.
(Registrant)
Date: May 19, 2008	By: /s/ Chris Tong
Chris Tong,
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

The Index to Exhibits on pages 106 through 108 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is amended by the addition of the following exhibits:

Exhibit Number		Exhibit

12.1	—	Calculation of ratio of earnings to fixed charges, filed herewith.

23.5	—	Consent of Netherland, Sewell & Associates, Inc., filed herewith.

31.3	—	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.4	—	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.3	—	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.4	—	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).