Form 10-Q
period 2008-09-30
NOBLE ENERGY INC
filed 2008-10-29
CIK 72207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [  ]    No [X]

Number of shares of common stock outstanding as of October 15, 2008: 172,745,476.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Noble Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Oil, gas and NGL sales	$1,040	$746	$3,115	$2,140
Income from equity method investees	40	46	158	140
Other revenues	18	22	55	70
Total	1,098	814	3,328	2,350
Costs and Expenses
Lease operating expense	98	82	268	243
Production and ad valorem taxes	47	27	141	81
Transportation expense	14	13	43	40
Exploration expense	39	46	181	145
Depreciation, depletion and amortization	194	197	593	547
General and administrative	63	49	184	142
Other operating expense, net	97	24	136	106
Total	552	438	1,546	1,304
Operating Income	546	376	1,782	1,046
Other (Income) Expense
(Gain) loss on commodity derivative instruments	(875)	2	190	(1)
Interest, net of amount capitalized	18	29	52	87
Other (income) expense, net	(51)	2	(33)	20
Total	(908)	33	209	106
Income Before Income Taxes	1,454	343	1,573	940
Income Tax Provision	480	120	528	296
Net Income	$974	$223	$1,045	$644

Earnings Per Share
Basic	$5.64	$1.30	$6.06	$3.76
Diluted	$5.37	$1.28	$5.86	$3.72

Weighted average number of shares outstanding
Basic	173	171	172	171
Diluted	176	173	176	173

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$992	$660
Accounts receivable - trade, net	641	594
Other current assets	236	315
Total current assets	1,869	1,569
Property, plant and equipment
Oil and gas properties (successful efforts method of accounting)	11,769	10,217
Other property, plant and equipment	158	112
Total property, plant and equipment	11,927	10,329
Accumulated depreciation, depletion and amortization	(2,946)	(2,384)
Total property, plant and equipment, net	8,981	7,945
Goodwill	759	761
Other noncurrent assets	507	556
Total Assets	$12,116	$10,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$646	$781
Commodity derivative instruments	189	540
Other current liabilities	541	315
Total current liabilities	1,376	1,636
Deferred income taxes	2,169	1,984
Asset retirement obligations	147	131
Commodity derivative instruments	69	83
Other noncurrent liabilities	299	337
Long-term debt	2,051	1,851
Total Liabilities	6,111	6,022

Commitments and Contingencies

Shareholders’ Equity
Preferred stock - par value $1.00; 4 million shares authorized, none issued	-	-
Common stock - par value $3.33 1/3; 250 million shares authorized; 192 million and 191 million shares issued, respectively	641	636
Capital in excess of par value	2,182	2,106
Accumulated other comprehensive loss	(129)	(284)
Treasury stock, at cost; 19 million shares	(614)	(613)
Retained earnings	3,925	2,964
Total Shareholders’ Equity	6,005	4,809
Total Liabilities and Shareholders’ Equity	$12,116	$10,831

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$1,045	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	593	547
Dry hole expense	78	48
Deferred income taxes	173	192
Income from equity method investees	(158)	(140)
Dividends received from equity method investees	192	153
Unrealized (gain) on commodity derivative instruments	(9)	(1)
Settlement of previously recognized hedge losses	(144)	(133)
Loss on involuntary conversion	9	51
Impairment of operating assets	38	4
Allowance for doubtful accounts	47	11
Other	12	69
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	(94)	21
(Increase) decrease in other current assets	(19)	92
(Decrease) in accounts payable	(135)	(12)
Increase (decrease) in other current liabilities	239	(225)
Net Cash Provided by Operating Activities	1,867	1,321

Cash Flows From Investing Activities
Additions to property, plant and equipment	(1,852)	(1,017)
Proceeds from property sales	131	-
Distributions from equity method investees	-	2
Net Cash Used in Investing Activities	(1,721)	(1,015)

Cash Flows From Financing Activities
Exercise of stock options	26	19
Excess tax benefits from stock-based awards	23	14
Cash dividends paid	(84)	(54)
Purchases of treasury stock	(2)	(102)
Proceeds from credit facility	650	280
Repayment of credit facility	(425)	(165)
Repayment of installment notes	(25)	-
Proceeds from short term borrowings	23	-
Net Cash Provided by (Used in) Financing Activities	186	(8)
Increase in Cash and Cash Equivalents	332	298
Cash and Cash Equivalents at Beginning of Period	660	153
Cash and Cash Equivalents at End of Period	$992	$451

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in millions)
(unaudited)

					Accumulated
	Shares of Stock			Capital in	Other	Treasury		Total
	Common	Treasury	Common	Excess of	Comprehensive	Stock	Retained	Shareholders'
	Stock	Stock	Stock	Par Value	Loss	at Cost	Earnings	Equity
December 31, 2007	191	19	$636	$2,106	$(284)	$(613)	$2,964	$4,809
Net income	-	-	-	-	-	-	1,045	1,045
Stock-based compensation expense	-	-	-	30	-	-	-	30
Exercise of stock options	1	-	4	22	-	-	-	26
Tax benefits related to exercise of stock options	-	-	-	23	-	-	-	23
Restricted stock awards, net	-	-	1	(1)	-	-	-	-
Dividends ($0.48 per share)	-	-	-	-	-	-	(84)	(84)
Changes in treasury stock, net	-	-	-	2	-	(1)	-	1
Oil and gas cash flow hedges:
Realized amounts reclassified into earnings	-	-	-	-	155	-	-	155
Interest rate cash flow hedges:
Unrealized change in fair value	-	-	-	-	1	-	-	1
Net change in other	-	-	-	-	(1)	-	-	(1)
September 30, 2008	192	19	$641	$2,182	$(129)	$(614)	$3,925	$6,005

December 31, 2006	188	17	$629	$2,041	$(140)	$(511)	$2,095	$4,114
Net income	-	-	-	-	-	-	644	644
Stock-based compensation expense	-	-	-	20	-	-	-	20
Exercise of stock options	1	-	4	15	-	-	-	19
Tax benefits related to exercise of stock options	-	-	-	14	-	-	-	14
Restricted stock awards, net	1	-	2	(2)	-	-	-	-
Dividends ($0.315 per share)	-	-	-	-	-	-	(54)	(54)
Purchases of treasury stock	-	2	-	-	-	(102)	-	(102)
Oil and gas cash flow hedges:
Realized amounts reclassified into earnings	-	-	-	-	5	-	-	5
Unrealized change in fair value	-	-	-	-	(44)	-	-	(44)
Net change in other	-	-	-	-	2	-	-	2
September 30, 2007	190	19	$635	$2,088	$(177)	$(613)	$2,685	$4,618

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

Note 2 – Basis of Presentation
Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US generally accepted accounting principles (GAAP) for complete financial statements. The accompanying consolidated financial statements at September 30, 2008 (unaudited) and December 31, 2007 and for the three months and nine months ended September 30, 2008 and 2007 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. Certain reclassifications of amounts previously reported have been made to conform to current year presentations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007, as amended.

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

Mid-continent Acquisition – In July 2008, we acquired producing properties in western Oklahoma for $292 million in cash. Properties acquired cover approximately 15,500 net acres and are currently producing 25 MMcfepd. The total purchase price has been preliminarily allocated to the proved and unproved properties acquired based on fair values at the acquisition date. Approximately $254 million was allocated to proved properties and $38 million to unproved properties.

Sale of Main Pass Assets – We expect to sell essentially all of our remaining non-core Gulf of Mexico shelf assets in the near future. These assets, located at Main Pass, suffered significant hurricane damage in 2004 and 2005 and have undergone cleanup activities that were completed in the third quarter of 2007. During third quarter 2008, in anticipation of the sale, we recorded an impairment loss of $38 million (based on anticipated sales proceeds less costs to sell) related to the Main Pass assets and reclassified their remaining net book value of $11 million to assets held for sale. We also recorded a loss on involuntary conversion of $9 million upon resolution of our insurance claims related to the hurricane damage sustained in 2005.

Statements of Operations Information – Other statements of operations information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Other Revenues
Electricity sales	$14	$17	$42	$54
Gathering, marketing and processing revenues	4	5	13	16
Total	$18	$22	$55	$70
Other Operating Expense, net
Electricity generation (1)	$13	$14	$41	$42
Gathering, marketing and processing	5	4	14	13
Loss on involuntary conversion	9	-	9	51
Impairment of operating assets (2)	38	4	38	4
Other operating (income) expense, net (3)	32	2	34	(4)
Total	$97	$24	$136	$106
Other Expense, net
Deferred compensation (4)	$(47)	$8	$(25)	$23
Interest income	(6)	(2)	(18)	(8)
Other (income) expense, net	2	(4)	10	5
Total	$(51)	$2	$(33)	$20

(1)	Includes increases in the allowance for doubtful accounts of $3 million each in third quarter 2008 and 2007 and $9 million and $11 million for the first nine months of 2008 and 2007, respectively.
(2)	Includes third quarter 2008 impairment loss on Gulf of Mexico Main Pass assets.
(3)	Includes $38 million write-down of SemCrude L.P. receivable in third quarter 2008. See Note 13 – Commitments and Contingencies.
(4)	Amount represents increases or (decreases) in the fair value of Noble Energy common stock held in a rabbi trust.

Balance Sheet Information – Other balance sheet information is as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Other Current Assets
Inventories	$91	$60
Commodity derivative instruments	40	15
Prepaid expenses and other current assets	28	25
Deferred income taxes	49	131
Assets held for sale	11	82
Probable insurance claims	17	2
Total	$236	$315
Other Noncurrent Assets
Equity method investments	$324	$357
Mutual fund investments	101	124
Probable insurance claims	8	37
Commodity derivative instruments	18	5
Other noncurrent assets	56	33
Total	$507	$556
Other Current Liabilities
Accrued and other current liabilities	$258	$207
Current income taxes payable	181	52
Short-term borrowings	48	25
Asset retirement obligations	13	13
Interest payable	17	18
Deferred gain on sale of assets	24	-
Total	$541	$315
Other Noncurrent Liabilities
Deferred compensation liability	$185	$225
Accrued benefit costs	53	51
Other noncurrent liabilities	61	61
Total	$299	$337

Adoption of SFAS 157 – We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2008 as related to our financial assets and liabilities. SFAS 157 establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy. As a result of adoption, we began incorporating a credit risk assumption into the measurement of certain assets and liabilities. Adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. See Note 3 – Fair Value Measurements. On January 1, 2009, we will adopt SFAS 157 as it relates to nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and initial recognition of asset retirement obligations. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for our existing nonfinancial assets and liabilities.

Adoption of FSP FIN 39-1 – We adopted FASB Staff Position FIN 39-1, “An Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), as of January 1, 2008. FSP FIN 39-1 addresses certain modifications to FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 allows companies to offset fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The cash collateral (commonly referred to as a “margin”) must arise from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. Upon adoption, we elected to offset the right to reclaim cash collateral or the obligation to return cash collateral against our net derivative positions for which master netting agreements exist. As of September 30, 2008 and December 31, 2007, we had no significant cash collateral obligations.

Note 3 – Fair Value Measurements
Measurement information for financial assets and liabilities reported at fair value at September 30, 2008, includes the following:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment (1)	Fair Value Measurement
	(in millions)
Financial assets:
Mutual fund investments	$101	$-	$-	$-	$101
Commodity derivative instruments	-	149	-	(91)	58
Financial liabilities:
Commodity derivative instruments	-	(349)	-	91	(258)

(1)	Amount represents the impact of master netting agreements that allow us to settle asset and liability positions with the same counterparty.

SFAS 157, which we adopted as of January 1, 2008, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. We use Level 1 inputs when available as Level 1 inputs generally provide the most reliable evidence of fair value. We use the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above:

Mutual Fund Investments – Our mutual fund investments, which primarily include assets held in a rabbi trust, consist of various publicly-traded mutual funds that include investments ranging from equities to money market instruments. The fair values are based on quoted market prices.

Commodity Derivative Instruments – Our commodity derivative instruments consist of variable to fixed price commodity swaps, costless collars and basis swaps. We estimate the fair values of these instruments based on published forward commodity price curves for the underlying commodities as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values also include a measure of counterparty credit risk or our own nonperformance risk based on the current published credit default swap rates. In addition, for costless collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters. See Note 4 – Derivative Instruments and Hedging Activities.

Note 4 – Derivative Instruments and Hedging Activities
Commodity Derivative Instruments – We use various derivative instruments in connection with forecasted crude oil and natural gas sales to minimize the impact of commodity price fluctuations on cash flows. Such instruments include variable to fixed price commodity swaps, costless collars and basis swaps. Although these derivative instruments expose us to credit risk, we monitor the creditworthiness of our counterparties, and we are not currently aware of any inability on the part of our counterparties to perform under the contracts. However, we are not able to predict sudden changes in the creditworthiness of our counterparties.

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and all derivative instruments are reflected at fair value on our consolidated balance sheets. We elected to designate certain of our commodity derivative instruments as cash flow hedges through December 31, 2007. However, effective January 1, 2008, we voluntarily discontinued cash flow hedge accounting on all existing commodity derivative instruments. We made this change to provide greater flexibility in our use of derivative instruments. From January 1, 2008 forward, we recognize all gains and losses on such instruments in earnings during the period in which they occur. Net derivative losses that were deferred in accumulated other comprehensive income (loss) (AOCL) as of December 31, 2007, as a result of previous cash flow hedge accounting, will be reclassified to earnings in future periods as the original hedged transactions occur. Our discontinuation of cash flow hedge accounting for commodity derivative instruments did not affect our net assets or cash flows at December 31, 2007 and does not require adjustments to our previously reported financial statements.

The components of (gain) loss on commodity derivative instruments included in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Unrealized (gain) on commodity derivative instruments	$(943)	$-	$(9)	$-
Realized loss on commodity derivative instruments	68	-	199	-
Ineffectiveness loss (gain)	-	2	-	(1)
(Gain) loss on commodity derivative instruments	$(875)	$2	$190	$(1)

Crude oil and natural gas sales include amounts reclassified from AOCL as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
(Decrease) in crude oil sales	$(89)	$(60)	$(279)	$(128)
(Decrease) increase in natural gas sales	(4)	48	31	120
Total (decrease) in oil and gas sales	$(93)	$(12)	$(248)	$(8)

Approximately $80 million of deferred losses (net of tax) related to the fair values of the commodity derivative instruments previously designated as cash flow hedges and remaining in AOCL at September 30, 2008 will be reclassified to earnings during the next 12 months as the forecasted transactions occur, and will be recorded as a reduction in oil and gas sales. Of the $80 million deferred losses (net of tax) approximately $52 million is expected to be reclassified to earnings during the fourth quarter of 2008.

As of October 23, 2008, we had entered into the following crude oil derivative instruments:

	Variable to Fixed Price Swaps			Costless Collars
			Weighted			Weighted	Weighted
Production		Bbls	Average		Bbls	Average	Average
Period	Index	Per Day	Fixed Price	Index	Per Day	Floor Price	Ceiling Price
4th Qtr 2008	NYMEX WTI	16,500	$37.92	NYMEX WTI	3,100	$60.00	$72.40
4th Qtr 2008	Dated Brent	2,000	88.18	Dated Brent	3,587	45.00	65.90
4th Qtr 2008 Average		18,500	43.35		6,687	51.95	68.91

2009	NYMEX WTI	9,000	88.43	NYMEX WTI	6,700	79.70	90.60
2009	Dated Brent	2,000	87.98	Dated Brent	5,074	70.62	87.93
2009 Average		11,000	88.35		11,774	75.79	89.45

2010	-	-	-	NYMEX WTI	5,500	69.00	85.65

As of October 23, 2008, we had entered into the following natural gas derivative instruments:

	Variable to Fixed Price Swaps			Costless Collars
			Weighted			Weighted	Weighted
Production		MMBtu	Average		MMBtu	Average	Average
Period	Index	Per Day	Fixed Price	Index	Per Day	Floor Price	Ceiling Price
4th Qtr 2008	NYMEX HH	170,000	$5.63	IFERC CIG	14,000	$6.75	$8.70

2009	-	-	-	NYMEX HH	170,000	9.15	10.81
2009	-	-	-	IFERC CIG	15,000	6.00	9.90
2009 Average		-	-		185,000	8.90	10.73

2010	-	-	-	IFERC CIG	15,000	6.25	8.10

As of October 23, 2008, we had entered into the following natural gas basis swaps:

	Basis Swaps
				Weighted
Production		Index Less	MMBtu	Average
Period	Index	Differential	Per Day	Differential
4th Qtr 2008	IFERC CIG	NYMEX HH	100,000	$1.66
4th Qtr 2008	IFERC ANR-OK	NYMEX HH	40,000	1.01
4th Qtr 2008	IFERC PEPL	NYMEX HH	10,000	0.98
4th Qtr 2008 Average			150,000	1.44

2009	IFERC CIG	NYMEX HH	140,000	2.49

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

Note 5 – Capitalized Exploratory Well Costs
Changes in capitalized exploratory well costs during the period were as follows:

Nine Months Ended
September 30, 2008 (1)
(in millions)

Capitalized exploratory well costs at beginning of period	$249
Additions to capitalized exploratory well costs pending determination of proved reserves	267
Reclassified to proved oil and gas properties based on determination of proved reserves	-
Capitalized exploratory well costs charged to expense	(1)
Capitalized exploratory well costs at end of period	$515

(1)	Changes in capitalized exploratory well costs exclude amounts that were capitalized and subsequently expensed in the same period.

The following table provides an aging of capitalized exploratory well costs (suspended well costs) based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	September 30,	December 31,
	2008	2007
	(in millions, except number of projects)
Exploratory well costs capitalized for a period of one year or less	$364	$187
Exploratory well costs capitalized for a period greater than one year after completion of drilling	151	62
Balance at end of period	$515	$249
Number of projects with exploratory well costs that have been capitalized for a period greater than one year after completion of drilling	5	5

The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling as of September 30, 2008:
		Suspended Since
	Total	2007	2006	2005
		(in millions)
Project
Raton South (deepwater Gulf of Mexico)	$28	$5	$23	$-
Redrock (deepwater Gulf of Mexico)	17	-	17	-
Blocks O and I (West Africa)	88	68	1	19
Flyndre (North Sea)	15	12	3	-
Other	3	-	3	-
Total capitalized exploratory well costs that have been
capitalized for a period greater than one year since completion of drilling	$151	$85	$47	$19

Exploratory well costs capitalized for more than one year at September 30, 2008 include five projects, two of which include activity in the deepwater Gulf of Mexico.  One project relates to Raton South (Mississippi Canyon Block 292) and includes $28 million of suspended exploratory well costs. A successful sidetrack well was recently completed on this prospect and tie back to a host facility is anticipated in late 2009. The other project relates to Redrock (Mississippi Canyon Block 204) and includes $17 million of suspended exploratory well costs. Redrock is currently considered a co-development candidate to the completed sidetrack well at Raton South.

We also incurred exploratory well costs of $88 million for the Blocks O and I project in West Africa. Since drilling the initial well for the project, additional seismic work has been completed and exploration and appraisal wells have been drilled to further evaluate our discoveries. The West Africa development team is proceeding with a program to further define the resources in this area such that an optimal development program may be designed. In addition to the amount of exploratory well costs that have been capitalized for a period greater than one year for the Blocks O and I project, we have incurred $175 million in suspended costs related to additional drilling activity in West Africa through September 30, 2008.

Another project, Flyndre, is located in the UK sector of the North Sea and incurred exploratory well costs of $15 million.  We successfully completed an exploratory appraisal well in 2007 and are working with the operator to formulate a development plan.

The remaining project, which totals $3 million in suspended exploratory well costs, continues to be evaluated by various means including additional seismic work, drilling additional wells and evaluating the potential of the exploration well.

Note 6 – Asset Retirement Obligations
Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in asset retirement obligations were as follows:

Nine Months Ended
September 30, 2008
(in millions)
Asset retirement obligations at January 1, 2008	$144
Liabilities incurred in current period	15
Liabilities settled in current period	(16)
Revisions	10
Accretion expense	7
Asset retirement obligations at September 30, 2008	$160

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$3	$3	$9	$9
Interest cost	3	3	9	7
Expected return on plan assets	(3)	(3)	(9)	(8)
Other	1	-	2	2
Net periodic benefit cost	$4	$3	$11	$10

Cash contributions to the pension plan totaled $32 million and $10 million during the first nine months of 2008 and 2007, respectively.

Note 8 – Stock-Based Compensation
We recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Stock-based compensation expense	$10	$8	$30	$20
Tax benefit recognized	$(4)	$(3)	$(11)	$(8)

During the nine months ended September 30, 2008, we granted 1.1 million stock options with a weighted-average grant-date fair value of $20.42 per share and awarded 0.5 million shares of restricted stock subject to time vesting with a weighted-average grant-date fair value of $74.04 per share.

Note 9 – Basic and Diluted Earnings Per Share
Basic earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. The diluted earnings per share of common stock may include the effect of Noble Energy shares held in a rabbi trust, outstanding stock options or shares of restricted stock, except in periods in which there is a net loss. The following table summarizes the calculation of basic and diluted earnings per share:

		Weighted		Weighted
	Net	Average	Net	Average
	Income	Shares	Income	Shares
	2008		2007
	(in millions, except per share amounts)
Three Months Ended September 30:
Net income	$974	173	$223	171
Basic Earnings Per Share	$5.64		$1.30

Net income	$974	173	$223	171
Effect of dilutive stock options and restricted stock	-	2	-	2
Effect of shares of Noble Energy stock in rabbi trust (1)	(29)	1	-	-
Net income available to common shareholders	$945	176	$223	173
Diluted Earnings Per Share	$5.37		$1.28

Nine Months Ended September 30:
Net income	$1,045	172	$644	171
Basic Earnings Per Share	$6.06		$3.76

Net income	$1,045	172	$644	171
Effect of dilutive stock options and restricted stock	-	3	-	2
Effect of shares of Noble Energy stock in rabbi trust (1)	(16)	1	-	-
Net income available to common shareholders	$1,029	176	$644	173
Diluted Earnings Per Share	$5.86		$3.72

(1)
The diluted earnings per share calculation for the three and nine months ended September 30, 2008 includes decreases to net income of $29 million and $16 million (net of tax) respectively, related to a deferred compensation gain from Noble Energy shares held in a rabbi trust. When dilutive, the deferred compensation gain or loss (net of tax) is excluded from net income while the Noble Energy shares held in the rabbi trust are included in the diluted share count.

Approximately 1 million weighted average stock options and shares of restricted stock were antidilutive for each of the third quarter and the first nine months of 2008 and were excluded from the calculation of diluted earnings per share. Approximately 2 million weighted average shares of Noble Energy common stock held in a rabbi trust, stock options and shares of restricted stock were antidilutive for each of the third quarter and the first nine months of 2007 and were excluded from the calculation of diluted earnings per share.

Note 10 – Income Taxes
The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Current	$316	$32	$355	$104
Deferred	164	88	173	192
Total income tax provision	$480	$120	$528	$296

The deferred tax assets associated with the foreign loss carryforwards of certain controlled foreign corporations, primarily Suriname, have increased during 2008.  In addition, because management currently does not believe it is more likely than not that the deferred tax assets related to these foreign loss carryforwards will be realized, the valuation allowance has been increased. The Suriname valuation allowance is expected to increase by $36 million during 2008 to a balance of $51 million at year end.

In 2007, China’s legislature, the National People’s Congress, enacted the China Corporate Income Tax Law.  This new legislation decreased our tax rate in China from 33% to 25% starting in 2008.

Unrecognized Tax Positions – We do not have significant unrecognized tax benefits resulting from differences between positions taken in tax returns and amounts recognized in the financial statements as of September 30, 2008. Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. We did not accrue interest or penalties at September 30, 2008, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties.

In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2005, Equatorial Guinea – 2006, China – 2006, Israel – 2000, UK – 2006 and the Netherlands – 2005.

Note 11 – Comprehensive Income
Comprehensive income includes net income and certain items recorded directly to shareholders’ equity and classified as AOCL. Comprehensive income was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$974	$223	$1,045	$644
Other items of comprehensive income (loss)
Oil and gas cash flow hedges:
Realized amounts reclassified into earnings	93	12	248	8
Less tax provision	(35)	(5)	(93)	(3)
Unrealized change in fair value	-	12	-	(71)
Less tax provision	-	(4)	-	27
Interest rate cash flow hedges:
Unrealized change in fair value	12	-	1	-
Less tax provision	(5)	-	-	-
Net change in other	-	-	(1)	2
Other comprehensive income (loss)	65	15	155	(37)

Comprehensive income	$1,039	$238	$1,200	$607

Note 12 – Segment Information
We have operations throughout the world and manage our operations by country. The following information is grouped into five components that are all primarily in the business of natural gas and crude oil acquisition, exploration, development, production and marketing:  the US, West Africa, the North Sea, Israel, and Other International, Corporate and Marketing. Other International includes  primarily Argentina (through February 2008), China, Ecuador and Suriname.

The following data was prepared on the same basis as our consolidated financial statements and excludes the effects of income taxes.

						Other Int'l
		United	West	North		Corporate &
	Consolidated	States	Africa	Sea	Israel	Marketing
	(in millions)
Three Months Ended September 30, 2008
Revenues from third parties	$1,151	$646	$156	$136	$51	$162
Amount reclassified from AOCL (1)	(93)	(84)	(9)	-	-	-
Intersegment revenue	-	112	-	-	-	(112)
Income from equity method investees	40	-	40	-	-	-
Total Revenues	1,098	674	187	136	51	50

DD&A	194	158	8	12	7	9
Loss on involuntary conversion	9	9	-	-	-	-
Impairment of operating assets	38	38	-	-	-	-
(Gain) on commodity derivative instruments	(875)	(749)	(126)	-	-	-
Income (loss) before taxes	1,454	1,058	303	107	40	(54)

Three Months Ended September 30, 2007
Revenues from third parties	$780	$406	$101	$122	$35	$116
Amount reclassified from AOCL (1)	(12)	(9)	(3)	-	-	-
Intersegment revenue	-	60	-	-	-	(60)
Income from equity method investees	46	-	46	-	-	-
Total Revenues	814	457	144	122	35	56

DD&A	197	145	9	30	5	8
Impairment of operating assets	4	4	-	-	-	-
Loss on commodity derivative instruments	2	2	-	-	-	-
Income (loss) before taxes	343	181	112	78	28	(56)

Nine Months Ended September 30, 2008
Revenues from third parties	$3,418	$1,975	$460	$327	$121	$535
Amount reclassified from AOCL (1)	(248)	(216)	(32)	-	-	-
Intersegment revenue	-	372	-	-	-	(372)
Income from equity method investees	158	-	158	-	-	-
Total Revenues	3,328	2,131	586	327	121	163

DD&A	593	487	26	40	18	22
Loss on involuntary conversion	9	9	-	-	-	-
Impairment of operating assets	38	38	-	-	-	-
Loss on commodity derivative instruments	190	137	53	-	-	-
Income (loss) before taxes	1,573	990	491	234	94	(236)

Nine Months Ended September 30, 2007
Revenues from third parties	$2,218	$1,214	$286	$239	$85	$394
Amount reclassified from AOCL (1)	(8)	(5)	(3)	-	-	-
Intersegment revenue	-	227	-	-	-	(227)
Income from equity method investees	140	-	140	-	-	-
Total Revenues	2,350	1,436	423	239	85	167

DD&A	547	433	19	58	13	24
Loss on involuntary conversion	51	51	-	-	-	-
Impairment of operating assets	4	4	-	-	-	-
Gain on commodity derivative instruments	(1)	(1)	-	-	-	-
Income (loss) before taxes	940	559	338	137	65	(159)
Total assets at September 30, 2008 (2)	$12,116	8,937	1,650	759	285	485
Total assets at December 31, 2007 (2)	10,831	7,918	1,355	562	268	728

(1)
Revenues include decreases resulting from hedging activities. The decreases resulted from hedge gains and losses that were deferred in AOCL, as a result of previous cash flow hedge accounting, and subsequently reclassified to revenues.

(2)	The US reporting unit includes goodwill of $759 million at September 30, 2008 and $761 million at December 31, 2007.

Note 13 – Commitments and Contingencies
Purchaser Bankruptcy – We have an exposure from crude oil sales for the months of June and July 2008 to SemCrude, L.P. (SemCrude), a subsidiary of SemGroup, L.P. (SemGroup).  On July 22, 2008, SemGroup, including SemCrude, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code under Case Number 08-11525 (BLS) in the United States Bankruptcy Court for the District of Delaware.

As of September 30, 2008, we had a receivable of approximately $71 million from SemCrude. We have determined that it is probable that a portion of the receivable is uncollectible. Therefore, during third quarter 2008, we reduced the carrying value of the SemCrude receivable and recognized a pre-tax charge of $38 million for the probable loss. We are pursuing various legal remedies to protect our interests. We believe that ultimate disposition of this matter will not have a material adverse affect on our financial position, results of operations, or cash flows.

Legal Proceedings – We are among a group of 18 defendants named in a lawsuit filed August 23, 2002 by Dore Energy Corporation under Docket Number 10-16202 in the 38th Judicial District Court, Cameron Parish, Louisiana.  The lawsuit alleges damage to property owned by Dore resulting from oil and gas activities dating to the 1930’s.  Our predecessor, Samedan Oil Corporation, operated on a portion of the property from 1989 to 1999.  Dore has delivered documents alleging approximately $140 million in damages.  The September 29, 2008 trial setting was continued without the setting of a new date.  We intend to vigorously defend against these allegations and believe that our share of damages, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

Net income for the third quarter of 2008 included a $943 million pre-tax, unrealized, non-cash gain due to the change in the mark-to-market value of our commodity contracts (or “commodity derivative instruments”) related to production in future periods. Unrealized mark-to-market gains or losses recognized in the current period will be realized in the future when they are cash settled in the month that the related production occurs. The amount of realized gain or loss may be more or less than the amount of mark-to-market gain or loss previously recognized.

Financial results for third quarter 2008 also included the following:
•	net income of $974 million, as compared with $223 million for 2007;
•	diluted income per share of $5.37, as compared with $1.28 for 2007; and
•	cash flow from operating activities of $713 million, as compared with $548 million for third quarter 2007.

Operational results for third quarter 2008 included the following:
•	significant oil discovery at the Gunflint prospect in the deepwater Gulf of Mexico;
•	successful appraisal of the South Raton discovery in the deepwater Gulf of Mexico;
•	record quarterly natural gas production in Israel of 155 MMcfpd;
•	commencement of production from the phase two development of Dumbarton in the North Sea;
•	successful oil test offshore Equatorial Guinea at the Diega discovery; and
•	acquisition of producing properties in western Oklahoma.

Impact of Current Credit and Commodity Markets – The credit markets are undergoing significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to the current credit market crisis includes our revolving credit facility, cash investments and counterparty performance risks.

Our revolving credit facility is committed in the amount of $2.1 billion until December 2011, at which time it reduces to $1.8 billion. As of the end of the quarter, we had $695 million available credit under the facility. If not extended, the credit facility matures in December 2012. Should current credit market volatility be prolonged for several years, future extensions of our credit facility may contain terms that are less favorable than those of our current credit facility.  Bond markets have been negatively impacted, which has resulted in more restrictive access by issuers and with higher costs.  While we currently have no plans to access the bond market, should we decide to do so in the near term the terms, size and cost of a new debt issue would be less favorable.

Current market conditions also elevate the concern over our cash investments, which total nearly $1 billion, and counterparty risks related to our commodity derivative contracts and trade credit.  With regard to our cash investments, we invest in highly liquid investment grade securities, US Treasuries and short term deposits with major financial institutions.  We have all of our commodity derivatives with major financial institutions.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices.  We sell our crude oil, natural gas and natural gas liquids to a variety of purchasers.  Some of these parties are not as creditworthy as we are and may experience liquidity problems.  Credit enhancements have been obtained from some parties in the way of parental guarantees or letters of credit; however, we do not have all of our trade credit enhanced through guarantees or credit support.  Non performance by a trade creditor could result in losses.

Crude oil and natural gas prices are also volatile and have declined significantly since the end of the quarter. This will reduce our cash flows from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into crude oil and natural gas commodity contracts for 2009 and, to a lesser extent, 2010  (see Note 4 – Derivative Instruments and Hedging Activities).  In the event of a global recession commodity prices may stay depressed or reduce further thereby causing a prolonged downturn, which would further reduce our cash flow from operations.  This could cause us to alter our business plans including reducing our exploration and development programs.

Impact of Hurricanes Gustav and Ike – In September, Hurricanes Gustav and Ike moved through the Gulf of Mexico. Inspection of our facilities and equipment indicated there was no major damage from the hurricanes, although damage to third party processing and pipeline facilities has slowed reinstatement of production from our Gulf of Mexico assets. Temporary shut-ins of production reduced volumes on average 7,500 Boepd during third quarter 2008.  We expect our Gulf of Mexico production to come back online depending on the restarting of pipeline and other non-operated facilities.

Mid-continent Acquisition – In July 2008, we acquired producing properties in western Oklahoma for $292 million in cash. Properties acquired cover approximately 15,500 net acres and are currently producing 25 MMcfepd with approximately 70% natural gas and 30% liquids. We operate the assets with an average working interest of 83%.

Main Pass Assets – We expect to sell essentially all of our remaining non-core Gulf of Mexico shelf assets in the near future. These assets, located at Main Pass, suffered significant hurricane damage in 2004 and 2005 and have undergone cleanup activities that were completed in the third quarter of 2007. During third quarter 2008, in anticipation of the sale, we recorded an impairment loss of $38 million (based on anticipated proceeds less costs to sell) related to the Main Pass assets. We also recorded a loss on involuntary conversion of $9 million upon resolution of our insurance claims related to the hurricane damage sustained in 2005.

OUTLOOK

We expect crude oil, condensate, natural gas and NGL production to increase in 2008 compared to 2007. The expected year-over-year increase in production is impacted by several factors including:
•	higher sales of natural gas from the Alba field in Equatorial Guinea;
•	growth in demand for natural gas in Israel;
•	growing production from our Rocky Mountain assets, where we are continuing active drilling programs;
offset by
•	natural field decline in the Gulf Coast and Mid-continent areas of our US operations.

Factors impacting our expected production profile for 2008 include:
•	hurricane-related volume curtailments in the Gulf of Mexico and Gulf Coast areas of our US operations as occurred with Hurricanes Gustav and Ike;
•	potential winter storm-related volume curtailments in the Northern region of our US operations;
•	potential pipeline and processing facility capacity constraints in the Rocky Mountain area of our US operations;
•	infrastructure development and deliverability of Egyptian gas in Israel, which could lower our sales volumes;
•	potential downtime at the methanol, LPG and/or LNG facilities in Equatorial Guinea;
•	timing of workovers and turbine repairs and seasonal variations in rainfall in Ecuador that affect our natural gas-to-power project;
•	timing and success of capital expenditures, as discussed below, which are expected to result in near-term production; and
•	timing of significant project completion and initial production.

2008 Capital Expenditures – We have forecasted capital expenditures of approximately $2.4 billion for 2008.  Approximately 33% of the 2008 capital forecast has been allocated to exploration opportunities, including additions for the deepwater lease sale and other leasehold acquisitions.  Approximately 67% of the 2008 capital forecast has been allocated to acquisition, production, development and other projects. US expenditures are forecast at approximately $1.9 billion, international expenditures are forecast at $413 million and corporate expenditures are forecast at $43 million. We expect that our 2008 capital forecast will be funded primarily from cash flows from operations and, if necessary borrowings under our revolving credit facility.

Recently Issued Pronouncements – See Item 1. Financial Statements – Note 14 – Recently Issued Pronouncements.

RESULTS OF OPERATIONS

Oil, Gas and NGL Sales

Revenues from sales of commodities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Crude oil and condensate sales	$629	$450	$1,830	$1,205
Natural gas sales	361	296	1,132	935
NGL sales (1)	50	-	153	-
Total	$1,040	$746	$3,115	$2,140

(1)	For 2007, US NGL sales volumes were included with natural gas volumes. Effective in 2008, we began reporting US NGLs, which has lowered the comparative natural gas sales revenues from 2007 to 2008.

Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes			Average Realized Sales Prices
	Crude Oil &	Natural		Crude Oil &	Natural
	Condensate	Gas (1)	NGLs (1)	Condensate	Gas (1)	NGLs (1)
	(MBopd)	(MMcfpd)	(MBpd)	(Per Bbl)	(Per Mcf)	(Per Bbl)
Three Months Ended September 30, 2008
United States (2)	38	384	10	$93.47	$8.48	$57.06
West Africa (3)	14	194	-	109.90	0.27	-
North Sea	12	6	-	117.44	11.54	-
Israel	-	155	-	-	3.57	-
Ecuador (4)	-	21	-	-	-	-
Other International	3	-	-	106.03	-	-
Total Consolidated Operations	67	760	10	101.82	5.31	57.06
Equity Investees (5)	2	-	5	116.04	-	67.56
Total	69	760	15	$102.25	$5.31	$60.80
Three Months Ended September 30, 2007
United States (2)	40	404	-	$55.85	$6.77	$-
West Africa (3)	14	208	-	73.25	0.27	-
North Sea	17	5	-	77.13	7.26	-
Israel	-	131	-	-	2.95	-
Ecuador (4)	-	25	-	-	-	-
Other International	6	-	-	55.55	-	-
Total Consolidated Operations	77	773	-	63.53	4.30	-
Equity Investees (5)	2	-	5	77.91	-	49.98
Total	79	773	5	$62.98	$4.30	$49.98

Nine Months Ended September 30, 2008
United States (2)	41	393	10	$87.84	$9.10	$57.39
West Africa (3)	15	212	-	103.31	0.27	-
North Sea	10	6	-	114.42	10.62	-
Israel	-	140	-	-	3.15	-
Ecuador (4)	-	22	-	-	-	-
Other International	4	-	-	73.37	-	-
Total Consolidated Operations	70	773	10	78.89	5.50	57.39
Equity Investees (5)	2	-	6	110.43	-	66.08
Total	72	773	16	$95.47	$5.50	$60.80
Nine Months Ended September 30, 2007
United States (2)	43	410	-	$51.04	$7.42	$-
West Africa (3)	15	127	-	66.97	0.29	-
North Sea	12	6	-	70.41	6.05	-
Israel	-	111	-	-	2.81	-
Ecuador (4)	-	25	-	-		-
Other International	7	-	-	50.30	-	-
Total Consolidated Operations	77	679	-	57.03	5.24	-
Equity Investees (5)	2	-	6	69.63	-	44.75
Total	79	679	6	$56.47	$5.24	$44.75

(1)	In 2007, US NGL sales volumes were included with natural gas volumes. Effective in 2008, we began reporting US NGLs, which has lowered the comparative natural gas sales volumes from 2007 to 2008.

(2)
Average realized crude oil and condensate prices reflect reductions of $22.95 per Bbl and $15.64 per Bbl for third quarter 2008 and 2007, respectively, and reductions of $21.69 per Bbl and $10.57 per Bbl for the first nine months of 2008 and 2007, respectively, from hedging activities. Average realized natural gas prices reflect a reduction of $0.12 per Mcf and an increase of $1.29 per Mcf for third quarter 2008 and 2007, respectively, and increases of $0.29 per Mcf and $1.07 per Mcf for the first nine months of 2008 and 2007, respectively, from hedging activities.  The price increases and reductions resulted from hedge gains and losses that had been previously deferred in AOCL.

(3)
Average realized crude oil and condensate prices reflect reductions of $7.42 per Bbl and $2.18 per Bbl for third quarter 2008 and 2007, respectively, and reductions of $8.10 per Bbl and $0.68 per Bbl for the first nine months of 2008 and 2007, respectively, from hedging activities.  The price reductions resulted from hedge losses that had been previously deferred in AOCL.  Natural gas from the Alba field in Equatorial Guinea is under contract for $0.25 per MMBtu to a methanol plant, an LPG plant and an LNG facility. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method of accounting.  Natural gas volumes sold to the LNG facility totaled 160 MMcfpd and 155 MMcfpd during third quarter 2008 and 2007, respectively, and 169 MMcfpd and 72 MMcfpd during the first nine months of 2008 and 2007, respectively. The natural gas sold to the LNG facility and methanol plant has a lower Btu content than the natural gas sold to the LPG plant. As a result of the increase in natural gas volumes sold to the LNG plant in 2008, the average price received on an Mcf basis is lower.

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

Crude oil and condensate sales volumes in the table above differ from actual production volumes due to the timing of liquid hydrocarbon tanker liftings. Crude oil and condensate production volumes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(MBopd)
United States	38	40	41	43
West Africa	15	15	15	16
North Sea	9	16	10	12
Other International	3	7	4	7
Total Consolidated Operations	65	78	70	78
Equity Investees	2	2	2	2
Total	67	80	72	80

If the realized gains and losses on commodity derivative instruments had been included in oil and gas revenues, average realized prices would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Crude Oil &	Natural	Crude Oil &	Natural
	Condensate	Gas	Condensate	Gas
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Mcf)
United States	$88.77	$8.41	$78.11	$8.55
West Africa	106.61	0.27	95.83	0.27
Total Consolidated Operations	98.47	5.28	71.59	5.22
Total	99.00	5.28	88.37	5.22

Crude Oil and Condensate Sales – During third quarter 2008, crude oil and condensate sales increased a net $179 million, or 40%, as compared with third quarter 2007. US sales increased by $119 million, or 58%, and international sales increased $60 million, or 24%.

During the first nine months of 2008, crude oil and condensate sales increased a net $625 million, or 52%, as compared with the first nine months of 2007. US sales increased by $392 million, or 65%, from the first nine months of 2007, and international sales increased $233 million, or 39%.

Factors contributing to the changes in crude oil and condensate sales included:

•	higher worldwide commodity prices; and
•	growth in the Rocky Mountain area of our US operations;
offset by:
•	hurricane-related production shut-ins in the Gulf of Mexico from Hurricanes Gustav and Ike;
•	declining production in the Gulf Coast onshore and Mid-continent areas of our US operations; and
•	natural field decline in the North Sea.

Revenues include amounts reclassified from AOCL related to commodity derivative instruments which were accounted for as cash flow hedges through December 31, 2007.  Amounts included decreases of $89 million and $60 million for third quarter 2008 and 2007, respectively, and decreases of $279 million and $128 million for the first nine months of 2008 and 2007, respectively.

Natural Gas Sales – During third quarter 2008, natural gas sales increased a net $65 million, or 22%, as compared with third quarter 2007. US sales increased $48 million, or 19%, and international sales increased $17 million, or 38%.

During the first nine months of 2008, natural gas sales increased a net $197 million, or 21%, as compared with the first nine months of 2007. US sales increased $149 million, or 18%, and international sales increased $48 million, or 46%.

Factors contributing to the changes in natural gas sales included:

•	higher commodity prices;
•	successful drilling program in the Piceance basin along with less severe winter weather in the Rocky Mountain area of our US operations;
•	increased natural gas sales volumes in Israel; and
•	increased sales from the Alba field in Equatorial Guinea to an LNG plant;
offset by:
•	hurricane-related production shut-ins in the Gulf of Mexico from Hurricanes Gustav and Ike;
•	a reduction for shrink gas associated with the natural gas liquids now being reported separately;
•	declining production in the Gulf Coast onshore and Mid-continent areas of our US operations; and
•	lower average realized prices in West Africa.

Revenues include amounts reclassified from AOCL related to commodity derivative instruments which were accounted for as cash flow hedges through December 31, 2007.  Amounts included a decrease of $4 million and an increase of $48 million for third quarter 2008 and 2007, respectively, and increases of $31 million and $120 million for the first nine months of 2008 and 2007, respectively.

Equity Method Investees –- Our share of operations of equity method investees, Atlantic Methanol Production Company, LLC (AMPCO) and Alba Plant LLC (Alba Plant), was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	(in millions, except where noted)
AMPCO and affiliates	$5	$15	$51	$50
Alba Plant	$35	$31	$107	$90
Distributions/Dividends
AMPCO	$16	$17	$54	$60
Alba Plant	$55	$41	$138	$95
Sales volumes
Methanol (Mgal)	23	44	93	117
Condensate (MBopd)	2	2	2	2
LPG (MBpd)	5	5	6	6
Production volumes
Methanol (Mgal)	21	41	83	122
Condensate (MBopd)	2	2	2	2
LPG (MBpd)	6	6	6	6
Average realized prices
Methanol (per gallon)	$1.16	$0.80	$1.33	$0.96
Condensate (per Bbl)	$116.04	$77.91	$110.43	$69.63
LPG (per Bbl)	$67.56	$49.98	$66.08	$44.75

Net income from AMPCO decreased $10 million, or 67%, during third quarter 2008 as compared with third quarter 2007 primarily due to decreases in methanol sales volumes that resulted from down time for compressor and other equipment maintenance. Net income from AMPCO increased $1 million, or 2%, during the first nine months of 2008 as compared with the first nine months of 2007 primarily due to higher average realized methanol prices, offset by decreases in methanol sales volumes that resulted from down time for compressor and other equipment maintenance.

Net income from Alba Plant increased $4 million, or 13%, during third quarter 2008 as compared with third quarter 2007 and increased $17 million, or 19%, during the first nine months of 2008 as compared with the first nine months of 2007 primarily due to higher average realized condensate and LPG prices, offset by the expiration of the Alba Plant tax holiday. See Income Tax Provision (Benefit) below.

Costs and Expenses
Production Costs – Production costs were as follows:

		United	West	North		Other Int'l /
	Consolidated	States	Africa	Sea	Israel	Corp(1)
	(in millions)
Three Months Ended September 30, 2008
Oil and gas operating costs (2)	$88	$55	$10	$17	$3	$3
Workover and repair expense	10	9	-	1	-	-
Lease operating expense	98	64	10	18	3	3
Production and ad valorem taxes	47	38	-	-	-	9
Transportation expense	14	12	-	2	-	-
Total production costs	$159	$114	$10	$20	$3	$12

Three Months Ended September 30, 2007
Oil and gas operating costs (2)	$77	$50	$7	$11	$3	$6
Workover and repair expense	5	5	-	-	-	-
Lease operating expense	82	55	7	11	3	6
Production and ad valorem taxes	27	21	-	-	-	6
Transportation expense	13	10	-	3	-	-
Total production costs	$122	$86	$7	$14	$3	$12

Nine Months Ended September 30, 2008
Oil and gas operating costs (2)	$244	$160	$29	$37	$7	$11
Workover and repair expense	24	23	-	1	-	-
Lease operating expense	268	183	29	38	7	11
Production and ad valorem taxes	141	112	-	-	-	29
Transportation expense	43	36	-	6	-	1
Total production costs	$452	$331	$29	$44	$7	$41

Nine Months Ended September 30, 2007
Oil and gas operating costs (2)	$229	$156	$25	$24	$7	$17
Workover and repair expense	14	14	-	-	-	-
Lease operating expense	243	170	25	24	7	17
Production and ad valorem taxes	81	66	-	-	-	15
Transportation expense	40	32	-	7	-	1
Total production costs	$364	$268	$25	$31	$7	$33

(1)	Other international includes Ecuador, China, and Argentina (through February 2008).
(2)	Oil and gas operating costs include labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs.

Total production costs increased $37 million, or 30%, during third quarter 2008 as compared with third quarter 2007 and increased $88 million, or 24%, during the first nine months of 2008 as compared with the first nine months of 2007. US lease operating expense increased from 2007 primarily due to higher costs related to the continuing active drilling program in the Northern region and expenses relating to increased workover activity. The year-to-year increase was partially offset by a decrease in insurance costs for our Gulf of Mexico deepwater operations related to a change in insurance coverage made third quarter 2007. North Sea oil and gas operating costs for the third quarter and first nine months of 2008 increased as compared with 2007 due to expanded operations and higher costs. The increase in production and ad valorem taxes was driven primarily by higher commodity prices and also by an increase in volumes subject to such taxes.

Selected expenses on a per BOE basis were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil and gas operating costs	$4.71	$4.08	$4.27	$4.40
Workover and repair expense	0.51	0.24	0.42	0.28
Lease operating expense	5.22	4.32	4.69	4.68
Production and ad valorem taxes	2.50	1.41	2.47	1.55
Transportation expense	0.76	0.70	0.75	0.78
Total production costs (1) (2) (3)	$8.48	$6.43	$7.91	$7.01

(1)	Consolidated unit rates exclude sales volumes and costs attributable to equity method investees.
(2)
Sales volumes include natural gas sales to an LNG facility in Equatorial Guinea that began late first quarter 2007. Inclusion of these volumes reduced the unit rate by $1.28 per BOE and $0.92 per BOE for third quarter 2008 and 2007, respectively, and $1.23 per BOE and $0.47 per BOE for the first nine months of 2008 and 2007, respectively.

(3)	Natural gas volumes are converted to oil equivalent volumes on the basis of six thousand cubic feet of gas per barrel of oil.

Oil and Gas Exploration Expense – Oil and gas exploration expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Oil and gas exploration expense (1)	$39	$46	$181	$145

(1)	Oil and gas exploration expense includes dry hole expense, unproved lease amortization, seismic expense, staff expense, lease rentals and other miscellaneous exploration expense.

Oil and gas exploration expense decreased $7 million during third quarter 2008 as compared with third quarter 2007 and increased $36 million during the first nine months of 2008 as compared with the first nine months of 2007. The increase for the first nine months of 2008 was primarily the result of increased dry hole expense. A significant portion of 2008 dry hole expense relates to the West Tapir exploration well on Block 30 offshore Suriname and the Stones River exploration well (Mississippi Canyon Block 285) in the deepwater Gulf of Mexico.

Depreciation, Depletion and Amortization – Depreciation, depletion and amortization (DD&A) expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except unit rate)
DD&A expense - property, plant and equipment	$191	$195	$586	$541
Accretion of discount on asset retirement obligations	3	2	7	6
Total DD&A expense	$194	$197	$593	$547
Unit rate per BOE (1) (2)	$10.38	$10.41	$10.37	$10.47

(1)	Consolidated unit rates exclude sales volumes and costs attributable to equity method investees.
(2)
Sales volumes include natural gas sales to an LNG facility in Equatorial Guinea that began late first quarter 2007. Inclusion of these volumes reduced the unit rate by $1.25 per BOE and $1.20 per BOE for third quarter 2008 and 2007, respectively, and $1.31 per BOE and $0.57 per BOE for the first nine months of 2008 and 2007, respectively.

Total DD&A expense for the first nine months of 2008 increased as compared with 2007 primarily due to the increase in sales volumes. The decrease in the unit rate is due to a change in the mix of production.  Increased production of lower-cost natural gas volumes from the Alba field in Equatorial Guinea and Israel were partially offset by production from areas with higher acquisition and/or development costs (the Wattenberg field and deepwater Gulf of Mexico in the US).

General and Administrative Expense – General and administrative expense (G&A) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
G&A expense (in millions)	$63	$49	$184	$142
Unit rate per BOE (1) (2)	$3.37	$2.61	$3.22	$2.74

(1)	Consolidated unit rates exclude sales volumes and costs attributable to equity method investees.
(2)
Sales volumes include natural gas sales to an LNG facility in Equatorial Guinea that began late first quarter 2007. Inclusion of these volumes reduced the unit rate by $0.51 per BOE and $0.38 per BOE for third quarter 2008 and 2007, respectively, and $0.50 per BOE and $0.18 per BOE for the first nine months of 2008 and 2007, respectively.

G&A expense increased during the third quarter and first nine months of 2008 as compared with 2007.  Our increased activities require additional personnel, which has resulted in higher payroll costs. In addition, we have increased our incentive compensation accruals to align with current expectations of achievement, and stock-based compensation increased $2 million and $10 million during the third quarter and first nine months of 2008, respectively, as compared with 2007.

Other Operating Expense, Net – See Item I. Financial Statements – Note 2 – Basis of Presentation and Note 13 - Commitments and Contingencies - Purchaser Bankruptcy for a discussion of the SemCrude matter.

Loss (Gain) on Commodity Derivative Instruments – Effective January 1, 2008, we discontinued cash flow hedge accounting on all existing crude oil and natural gas commodity contracts (or “commodity derivative instruments”). We voluntarily made this change to provide greater flexibility in our use of commodity contracts. From January 1, 2008 forward, we recognize all mark-to-market gains and losses on such instruments in earnings in the period in which they occur, rather than deferring them in shareholders’ equity until the related future production occurs. Our discontinuation of cash flow hedge accounting has no impact on our net assets or cash flows and previously reported amounts have not been adjusted. However, the use of mark-to-market accounting adds volatility to our reported earnings. See Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities.

Interest Expense and Capitalized Interest – Interest expense and capitalized interest were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Interest expense	$26	$33	$75	$97
Capitalized interest	(8)	(4)	(23)	(10)
Interest expense, net	$18	$29	$52	$87

Interest expense decreased during the third quarter and first nine months of 2008, as compared with 2007 due to declining interest rates applicable to our credit facility from 5.77% at September 30, 2007 to 4.064% at September 30, 2008 and a slightly lower average outstanding debt balance.

The amount of interest capitalized increased due to long lead-time projects in West Africa and the Gulf of Mexico.

Other Expense, Net – See Item 1. Financial Statements – Note 2 – Basis of Presentation.

Income Tax Provision – The income tax provision was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income tax provision (in millions)	$480	$120	$528	$296
Effective rate	33.0%	35.1%	33.6%	31.5%

Our effective tax rate increased during the first nine months of 2008 as compared with 2007. The rate increase is caused by several factors, one of which is that the foreign pretax income in higher taxing jurisdictions, such as the United Kingdom and the Netherlands, increased in 2008.  Another increase that affected the rate was the recognition of losses from certain controlled foreign corporations, primarily Suriname, for which no foreign tax benefit was recognized. The overall rate increase was partially offset by the impact of an increase in earnings from our equity method investees. Earnings from equity method investees represent a favorable permanent difference in calculating income tax expense.

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

The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions. We have reviewed the creditworthiness of the banks and financial institutions with which we maintain our investments as well as the securities underlying our investments. Thus far, our liquidity and financial position have not been materially impacted. However, further deterioration in the credit markets could adversely affect our results of operations and cash flows.  See Executive Overview - Impact of Current Credit and Commodity Markets.

Cash and Cash Equivalents – We had $992 million in cash and cash equivalents at September 30, 2008, compared with $660 million at December 31, 2007. Our cash is denominated in US dollars and is invested in highly liquid, investment-grade securities with original maturities of three months or less at the time of purchase. Substantially all of this cash is attributable to our foreign subsidiaries and most would be subject to US income taxes if repatriated.  We currently intend to use our international cash to fund international projects, including the development of West Africa.

Commodity Derivative Instruments – As of September 30, 2008, we had commodity derivative assets totaling $58 million and commodity derivative liabilities totaling $258 million (after consideration of netting agreements). Our hedging arrangements are currently with a diversified group of 13 financial institutions, substantially all of which are lenders under our credit facility arrangement. See Part II. Item 1A. Risk Factors.

We estimated the fair values of our commodity derivative instruments in accordance with SFAS 157, which we adopted as of January 1, 2008. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves for the underlying commodities as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on current published credit default swap rates. In addition, for costless collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.  We compare our estimates of fair value with those provided by our counterparties. There have been no significant differences.

Beginning January 1, 2008, we use mark-to-market accounting for our commodity derivative instruments and recognize all changes in fair value in earnings in the period they occur. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Our liquidity is impacted by current period settlements since we are either paying cash to, or receiving cash from, our counterparties. If actual commodity prices are higher than the fixed or ceiling prices in our derivative instruments, our cash flows provided by operating activities will be lower than if we had no derivative instruments. As of September 30, 2008, the current portion of our commodity derivative liability totaled $189 million. Except for certain minor derivative contracts that are entered into from time to time by our marketing subsidiary, none of our counterparty agreements contain margin requirements. We expect that future settlements of these liabilities would be funded from cash flows from operations, and would be substantially offset by related increases in crude oil and natural gas revenues.  See additional information included in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Certain of our commodity contracts were executed in connection with our merger with Patina Oil & Gas Corporation, prior to the global crude oil and natural gas price escalations which began in early 2005.  The settlements of these contracts have reduced our cash flows. However, these contracts will expire in December 2008.  Our remaining commodity contracts were executed in more favorable price environments.  Although we cannot predict market prices, our remaining commodity contract positions should result in more favorable cash flows as compared to our commodity contract positions in prior periods.  See Note 4 – Derivative Instruments and Hedging Activities for our current hedge positions.

Contractual Obligations – During the first nine months of 2008, we entered into drilling and equipment contracts for our domestic operations totaling $484 million and for our international operations totaling $278 million.  Had these contracts been included in our contractual obligations table in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007, as amended, our domestic drilling and equipment obligations would have been $181 million in 2008, $105 million in 2009, $315 million in 2010, $301 million in 2011 and $45 million in 2012 for a total of $947 million and our international drilling and equipment obligations would have been $115 million in 2008, $75 million in 2009, $90 million in 2010 and $66 million in 2011 for a total of $346 million.

Cash Flows
Cash flow information is as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
Total cash provided by (used in):
Operating activities	$1,867	$1,321
Investing activities	(1,721)	(1,015)
Financing activities	186	(8)
Increase in cash and cash equivalents	$332	$298

Operating Activities – Net cash provided by operating activities was $1.9 billion for the first nine months of 2008, as compared with $1.3 billion for the first nine months of 2007.  The increase was primarily due to higher commodity prices.

Investing Activities – Net cash used in investing activities was $1.7 billion for the first nine months of 2008, as compared with $1.0 billion for the first nine months of 2007.  Investing activities in 2008 consisted of $1.9 billion in capital expenditures offset by $131 million in proceeds from asset sales. Investing activities in 2007 consisted primarily of capital expenditures. See Acquisition, Capital and Other Exploration Expenditures below.

Financing Activities – Net cash provided by financing activities was $186 million for the first nine months of 2008, as compared with $8 million used in financing activities for the first nine months of 2007.  During 2008 and 2007, financing cash flows were provided by the exercise of stock options and related excess tax benefits. Financing cash flows were used to pay dividends on common stock. In addition, there were net proceeds from borrowings of $223 million in 2008 and $115 million in 2007. In 2008, $2 million was used to repurchase common stock as compared with $102 million used in 2007.

Investing Activities
Acquisition, Capital and Other Exploration Expenditures – Expenditure information (on an accrual basis) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Acquisition, Capital and Other Exploration Expenditures
Unproved property acquisition (1)	$36	$2	$299	$93
Proved property acquisition (2)	255	-	255	6
Exploration expenditures	142	97	385	250
Development expenditures	334	345	840	842
Corporate and other expenditures	19	5	53	24
Total capital expenditures	$786	$449	$1,832	$1,215

(1)
Unproved property acquisition cost for the first nine months of 2008 includes deepwater lease blocks acquired in the March 2008 Gulf of Mexico lease sale and the Mid-continent acquisition completed in July 2008.

(2)	Proved property acquisition cost for the first nine months of 2008 includes the Mid-continent acquisition.

Financing Activities
Long-Term Debt – Our long-term debt totaled $2.1 billion (net of unamortized discount) at September 30, 2008. Maturities range from 2011 to 2097. Our ratio of debt-to-book capital was 26% at September 30, 2008 as compared with 28% at December 31, 2007. We define our ratio of debt-to-book capital as total debt (which includes both long-term debt, excluding unamortized discount, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Our principal source of liquidity is an unsecured revolving credit facility due December 9, 2012.  The commitment is $2.1 billion until December 9, 2011 at which time the commitment reduces to $1.8 billion. The credit facility (i) provides for credit facility fee rates that range from 5 basis points to 15 basis points per year depending upon our credit rating, (ii) makes available short-term loans up to an aggregate amount of $300 million and (iii) provides for interest rates that are based upon the Eurodollar rate plus a margin that ranges from 20 basis points to 70 basis points depending upon our credit rating and utilization of the credit facility.  At September 30, 2008, $1.405 billion in borrowings were outstanding under the credit facility, leaving  $695 million available for use.  The weighted average interest rate applicable to borrowings under the credit facility at September 30, 2008 was 4.064%. October borrowing requests have been funded.

Our bank group is comprised of 24 commercial lending institutions, each holding between 1.0% and 7.0% of the total facility.  Due to recent consolidation in the banking sector resulting from heightened stress in the credit markets, the number of lenders and their effective commitment levels within our credit facility may be reallocated over time.

Short-term Borrowings – We owe $25 million in the form of an installment payment to the seller of properties we purchased in 2007. The amount is due May 11, 2009 and is included in short-term borrowings in the consolidated balance sheets. Interest on the unpaid amount is due quarterly and accrues at a LIBOR rate plus ..30%.  The interest rate was 3.1% at September 30, 2008.

Our committed credit facility has been supplemented by short-term borrowings under various uncommitted credit lines used for working capital purposes. Uncommitted credit lines may be offered by certain banks from time to time at rates negotiated at the time of borrowing.  Amounts outstanding under uncommitted credit lines totaled $23 million with a weighted average interest rate of 4.92% at September 30, 2008. These amounts are included in short-term borrowings in the consolidated balance sheets. Depending upon future credit market conditions, these sources may or may not be available. However, we are not dependent on them to fund our day-to-day operations.

Dividends – We paid cash dividends of 48 cents per share of common stock during the first nine months of 2008 and 31.5 cents per share of common stock during the first nine months of 2007. On October 21, 2008, our Board of Directors declared a quarterly cash dividend of 18 cents per common share, payable November 17, 2008 to shareholders of record on November 3, 2008. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Exercise of Stock Options – We received $26 million from the exercise of stock options during the first nine months of 2008 as compared to $19 million during the first nine months of 2007.

Common Stock Repurchases – During the first nine months of 2008, we received from employees 33,000 shares of common stock with a total value of $2 million for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans.  During the first nine months of 2007, we repurchased 2 million shares of our common stock at an aggregate cost of $102 million, pursuant to a common stock repurchase program. The repurchase program was completed in 2007.

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

At September 30, 2008, we had entered into variable to fixed price commodity swaps, costless collars and basis swaps related to crude oil and natural gas sales.  Our open commodity derivative instruments were in a net liability position with a fair value of $200 million. Based on the September 30, 2008 published forward commodity price curves for the underlying commodities, a price increase of $1.00 per Bbl for crude oil would increase the fair value of our net commodity derivative liability by approximately $12 million. A price increase of $0.10 per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $7 million.  Based on the October 24, 2008 published forward commodity price curves for the underlying commodities, our open commodity derivative instruments had changed to a net asset position of $245 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net settled at the time of election. See Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities.

Interest Rate Risk
We are exposed to interest rate risk related to our variable and fixed interest rate debt. At September 30, 2008, we had $2.1 billion (excluding unamortized discount) of long-term debt outstanding, of which $650 million was fixed-rate debt with a weighted average interest rate of 6.92%. We believe that anticipated near term changes in interest rates would not have a material effect on the fair value of our fixed-rate debt and would not expose us to the risk of material earnings or cash flow loss.

The remainder of our long-term debt, $1.405 billion at September 30, 2008, was variable-rate debt. We also had $48 million in short-term debt at September 30, 2008. Variable rate debt exposes us to the risk of earnings or cash flow loss due to changes in market interest rates. We estimate that a hypothetical 25 basis point change in the floating interest rates applicable to our September 30, 2008 balance of variable-rate debt would result in a change in annual interest expense of approximately $4 million.

We occasionally enter into forward contracts or swap agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate swaps or interest rate “locks” used as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. At September 30, 2008, AOCL included $3 million (net of tax) related to interest rate locks. This amount is currently being reclassified into earnings as adjustments to interest expense over the term of our 5¼% Senior Notes due April 2014.

We are also exposed to interest rate risk related to our short-term investments. As of September 30, 2008, substantially all of our cash was invested in highly liquid, short-term investment grade securities with original maturities of three months or less at the time of purchase. A hypothetical 25 basis point change in the floating interest rates applicable to the September 30, 2008 balance would result in a change in annual interest income of approximately $2 million.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. These forward-looking statements include, among others, the following:
•	our growth strategies;
•	our ability to successfully and economically explore for and develop crude oil and natural gas resources;
•	anticipated trends in our business;
•	our future results of operations;
•	effect of current volatility in the credit markets;
•	our liquidity and ability to finance our exploration and development activities;
•	market conditions in the oil and gas industry;
•	our ability to make and integrate acquisitions; and
•	the impact of governmental regulation.

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

We are in the process of implementing a new Enterprise Resource Planning (ERP) software system to replace our various legacy systems.  During the third quarter of 2008 we implemented another phase of the system. As appropriate, we modified the design and documentation of internal control processes and procedures relating to the implementation of the newest phase.  We believe that the new ERP system has strengthened and will continue to enhance our internal controls over financial reporting as additional phases are put to use; however, there are inherent risks in implementing any new system that could impact our financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

See Item I. Financial Statements – Note 13 – Commitments and Contingencies.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007, as amended, other than the following:

Hedging transactions expose us to counterparty credit risk.

Our hedging transactions also expose us to risk of financial loss if a counterparty fails to perform under a contract.  To mitigate counterparty credit risk we conduct our hedging activities with a diverse group of major financial institutions.  We use master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. We also  monitor the creditworthiness of our counterparties on an ongoing basis. However, the current disruptions occurring in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the hedging contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform.

In addition, during periods of falling commodity prices, such as has occurred recently, our hedge receivable positions increase, which increases our exposure. If commodity prices continue to decline and our receivable positions continue to increase, a loss from counterparty nonperformance could be significant.

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

NOBLE ENERGY, INC.
(Registrant)

Date: October 29, 2008	/s/ CHRIS TONG
CHRIS TONG
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                      Exhibit

10.1	Amendment to the 2005 Stock Plan for Non-Employee Directors of Noble Energy, Inc. (effective September 1, 2008), filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).