Form 10-Q
period 2009-06-30
NOBLE ENERGY INC
filed 2009-07-30
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-07964

NOBLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-0785597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
100 Glenborough Drive, Suite 100
Houston, Texas	77067
(Address of principal executive offices)	(Zip Code)
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
Yes [X ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

As of July 13, 2009, there were 173,394,620 shares of the registrant’s common stock, par value $3.33 1/3 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOBLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Oil, Gas and NGL Sales	$460	$1,130	$866	$2,074
Income from Equity Method Investees	16	56	27	118
Other Revenues	15	19	39	38
Total Revenues	491	1,205	932	2,230
Costs and Expenses
Lease Operating Expense	93	88	193	170
Production and Ad Valorem Taxes	23	51	42	94
Transportation Expense	13	16	25	29
Exploration Expense	33	103	75	143
Depreciation, Depletion and Amortization	196	196	396	399
General and Administrative	60	61	119	121
Asset Impairments	-	-	437	-
Other Operating (Income) Expense, Net	(3)	20	(11)	46
Total Operating Expenses	415	535	1,276	1,002
Operating Income (Loss)	76	670	(344)	1,228
Other (Income) Expense
Loss on Commodity Derivative Instruments	139	828	66	1,065
Interest, Net of Amount Capitalized	23	17	41	34
Other Non-Operating (Income) Expense, Net	4	23	12	10
Total Non-Operating (Income) Expense	166	868	119	1,109
Income (Loss) Before Income Taxes	(90)	(198)	(463)	119
Income Tax Provision (Benefit)	(33)	(54)	(218)	48
Net Income (Loss)	$(57)	$(144)	$(245)	$71

Earnings (Loss) Per Share, Basic	$(0.33)	$(0.84)	$(1.42)	$0.41
Earnings (Loss) Per Share, Diluted	(0.33)	(0.84)	(1.42)	0.41

Weighted Average Number of Shares Outstanding, Basic	173	172	173	172
Weighted Average Number of Shares Outstanding, Diluted	173	172	173	175

The accompanying notes are an integral part of these financial statements.

NOBLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	(unaudited) June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$956	$1,140
Accounts Receivable, Net	450	423
Commodity Derivative Assets, Current	203	437
Other Current Assets	128	158
Total Assets, Current	1,737	2,158
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	12,161	11,963
Property, Plant and Equipment, Other	224	175
Total Property, Plant and Equipment, Gross	12,385	12,138
Accumulated Depreciation, Depletion and Amortization	(3,504)	(3,134)
Total Property, Plant and Equipment, Net	8,881	9,004
Goodwill	758	759
Other Noncurrent Assets	475	463
Total Assets	$11,851	$12,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$493	$579
Income Taxes Payable	69	130
Deferred Income Taxes, Net, Current	25	142
Other Current Liabilities	303	323
Total Liabilities, Current	890	1,174
Long-Term Debt	2,416	2,241
Deferred Income Taxes, Noncurrent	1,947	2,174
Other Noncurrent Liabilities	539	486
Total Liabilities	5,792	6,075

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock - Par Value $1.00; 4 million Shares Authorized, None Issued	-	-
Common Stock - Par Value $3.33 1/3; 250 Million Shares Authorized; 193 Million and 192 Million Shares Issued, Respectively	645	641
Additional Paid in Capital	2,229	2,193
Accumulated Other Comprehensive Loss	(91)	(110)
Treasury Stock, at Cost; 19 Million Shares	(615)	(614)
Retained Earnings	3,891	4,199
Total Shareholders’ Equity	6,059	6,309
Total Liabilities and Shareholders’ Equity	$11,851	$12,384

The accompanying notes are an integral part of these financial statements.

NOBLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(245)	$71
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	396	399
Asset Impairments	437	-
Deferred Income Taxes	(359)	10
Income from Equity Method Investees	(27)	(118)
Dividends from Equity Method Investees	5	121
Unrealized Loss on Commodity Derivative Instruments	358	934
Settlement of Previously Recognized Hedge Losses	-	(101)
Allowance for Doubtful Accounts	(38)	6
Gain on Asset Sale	(24)	-
Other Adjustments for Noncash Items Included in Income	46	122
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	7	(276)
(Increase) Decrease in Other Current Assets	17	(28)
Increase in Accounts Payable	10	64
(Decrease) in Other Current Liabilities	(47)	(41)
Other Assets and Liabilities, Net	(38)	(9)
Net Cash Provided by Operating Activities	498	1,154

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(777)	(932)
Proceeds from Sale of Property, Plant and Equipment	-	109
Net Cash Used in Investing Activities	(777)	(823)

Cash Flows From Financing Activities
Exercise of Stock Options	13	24
Excess Tax Benefits from Stock-Based Awards	3	23
Dividends Paid, Common Stock	(63)	(53)
Purchase of Treasury Stock	(1)	(2)
Proceeds from Credit Facilities	340	450
Repayment of Credit Facilities	(1,161)	(425)
Net Proceeds from Issuance of 8 ¼% Senior Notes	989	-
Repayment of Installment Note	(25)	(25)
Net Cash Provided by (Used in) Financing Activities	95	(8)
Increase (Decrease) in Cash and Cash Equivalents	(184)	323
Cash and Cash Equivalents at Beginning of Period	1,140	660
Cash and Cash Equivalents at End of Period	$956	$983

The accompanying notes are an integral part of these financial statements.

NOBLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Six Months Ended June 30,
	2009	2008

Common Stock
Balance, Beginning of Period	$641	$636
Exercise of Stock Options	2	4
Restricted Stock Awards, Net	2	1
Balance, End of Period	645	641
Capital in Excess of Par Value
Balance, Beginning of Period	2,193	2,106
Stock-Based Compensation Expense	24	20
Exercise of Stock Options	11	20
Tax Benefits Related to Exercise of Stock Options	3	23
Restricted Stock Awards, Net	(2)	(1)
Rabbi Trust Shares Sold	-	2
Balance, End of Period	2,229	2,170
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(110)	(284)
Oil and Gas Cash Flow Hedges:
Realized Amounts Reclassified Into Earnings	20	97
Interest Rate Cash Flow Hedges:
Unrealized Change in Fair Value	-	(7)
Net Change in Other	(1)	(1)
Balance, End of Period	(91)	(195)
Treasury Stock at Cost
Balance, Beginning of Period	(614)	(613)
Purchases of Treasury Stock	(1)	(2)
Rabbi Trust Shares Sold	-	2
Balance, End of Period	(615)	(613)
Retained Earnings
Balance, Beginning of Period	4,199	2,964
Net Income (Loss)	(245)	71
Cash Dividends ($0.36 Per Share and $0.30 Per Share, Respectively)	(63)	(53)
Balance, End of Period	3,891	2,982

Total Shareholders' Equity	$6,059	$4,985

The accompanying notes are an integral part of these financial statements.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 1 – Organization and Nature of Operations
Noble Energy, Inc. (Noble Energy, we or us) is an independent energy company engaged in worldwide crude oil, natural gas and natural gas liquids (NGL) acquisition, exploration and production. We operate primarily in the Rocky Mountains, Mid-continent, and deepwater Gulf of Mexico areas in the US, with significant international operations offshore Israel, UK and West Africa.

Note 2 – Basis of Presentation
Presentation – Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US generally accepted accounting principles (GAAP) for complete financial statements. The accompanying consolidated financial statements at June 30, 2009 and December 31, 2008 and for the three months and six months ended June 30, 2009 and 2008 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Certain reclassifications of amounts previously reported have been made to conform to current year presentations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Statements of Operations Information – Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Other Revenues
Electricity Sales (1)	$11	$14	$32	$29
Gathering, Marketing and Processing Revenues	4	5	7	9
Total	$15	$19	$39	$38
Other Operating (Income) Expense, Net
Gain on Asset Sale (2)	$(24)	$-	$(24)	$-
Electricity Generation Expense (1)	11	13	(19)	28
Gathering, Marketing and Processing Expense	5	4	10	8
Settlement of Legal Proceedings (3)	4	-	9	-
Gain on Involuntary Conversion (4)	(3)	-	(3)	-
Other Operating (Income) Expense, Net	4	3	16	10
Total	$(3)	$20	$(11)	$46
Other Non-Operating (Income) Expense, Net
Deferred Compensation Expense	$5	$29	$10	$22
Interest Income	(1)	(6)	(1)	(12)
Other (Income) Expense, Net	-	-	3	-
Total	$4	$23	$12	$10

(1)
Includes amounts related to our 100%-owned Ecuador integrated power project. The project includes the Amistad natural gas field, offshore Ecuador, which supplies natural gas to fuel the Machala power plant located in Machala, Ecuador. Electricity generation expense includes all operating and non-operating expenses associated with the plant, including depreciation, depletion and amortization expense (DD&A) and changes in the allowance for doubtful accounts. We recognized a net increase of $2 million in the allowance during second quarter 2009 and a net decrease of $40 million in the allowance during the first six months of 2009. We recognized net increases of $3 million and $6 million in the allowance during the second quarter and first six months of 2008, respectively. See Allowance for Doubtful Accounts below.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

(2)
In February 2008, effective July 1, 2007, we sold our interest in Argentina for a sales price of $117.5 million. The gain on sale was deferred until second quarter 2009 when the Argentine government approved the sale.

(3)
Second quarter 2009 includes a $19 million charge on legal settlement (See Note 14 – Commitments and Contingencies), offset by a $15 million gain on legal settlement related to reimbursement of bonuses paid for federal leases offshore California.

(4)	Amount represents receipt of insurance claims related to Hurricane Katrina damage.

Balance Sheet Information – Other balance sheet information is as follows:

	June 30,	December 31,
	2009	2008
	(in millions)
Other Current Assets
Inventories, Current	$107	$105
Prepaid Expenses and Other Assets, Current	21	27
Asset Held for Sale (1)	-	26
Total	$128	$158
Other Noncurrent Assets
Equity Method Investments	$335	$311
Mutual Fund Investments	90	84
Commodity Derivative Assets, Noncurrent	7	33
Other Assets, Noncurrent	43	35
Total	$475	$463
Other Current Liabilities
Accrued and Other Liabilities, Current	$182	$215
Commodity Derivative Liabilities, Current	39	23
Asset Retirement Obligations, Current	44	27
Interest Payable	38	9
Short-Term Borrowings	-	25
Deferred Gain on Asset Sale, Current (2)	-	24
Total	$303	$323
Other Noncurrent Liabilities
Deferred Compensation Liabilities, Noncurrent	$182	$159
Asset Retirement Obligations, Noncurrent	187	184
Accrued Benefit Costs, Noncurrent	83	81
Commodity Derivative Liabilities, Noncurrent	53	2
Other Liabilities, Noncurrent	34	60
Total	$539	$486

(1)
The Main Pass asset was reclassified as held-and-used and impaired during first quarter 2009. Estimated proved reserves attributed to this property were less than 1% of our total estimated proved reserves. See Note 5 – Fair Value Measurements

(2)	See footnote (2) to Statements of Operations Information above.

Allowance for Doubtful Accounts – Through December 31, 2008, we had recorded an allowance for doubtful accounts of $57 million related to our Ecuador power operations. The allowance was necessary to cover potentially uncollectible balances, as certain entities purchasing electricity in Ecuador have been slow to pay amounts due us. As a result of pursuing various strategies to protect our interests, including international arbitration and litigation, we reached a settlement in fourth quarter 2008. In March and April 2009, we received total payments of $60 million in accordance with the terms of the settlement, against which a reserve of $46 million had previously been recorded.  Accordingly, we reduced the allowance for doubtful accounts by $46 million and included the amount as a reduction in electricity generation expense during first quarter 2009. We recorded additions to the allowance for doubtful accounts of $2 million and $8 million during the second quarter and first six months of 2009, respectively, related to current period commodity and electricity sales.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

Adoption of SFAS 157 – SFAS No. 157, “Fair Value Measurements” (SFAS 157) establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy. As of January 1, 2008, we adopted the provisions of SFAS 157 related to our financial assets and liabilities. As of January 1, 2009, we adopted the provisions of SFAS 157 related to our nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill impairment assessments; and initial recognition of asset retirement obligations. Adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. See Note 5 – Fair Value Measurements. See also Note 15 – Recently Issued Pronouncements.

Adoption of SFAS 161 – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 as of January 1, 2009. The statement provides only for enhanced disclosures. Therefore, adoption had no impact on our financial position or results of operations. See Note 4 – Derivative Instruments and Hedging Activities.

Adoption of SFAS 165 – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS 165 sets forth:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

SFAS 165 is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. We adopted SFAS 165 as of June 30, 2009. We have evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009 which is the date the financial statements were issued.

Adoption of SFAS 168 – In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Adoption of EITF Issue 08-06 – In November 2008, the FASB ratified the consensus reached in EITF Issue 08-06, “Equity Method Investment Accounting Considerations” (EITF 08-06). EITF 08-06 was issued to address questions that arose regarding the application of the equity method subsequent to the issuance of SFAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. We adopted EITF 08-06 as of January 1, 2009. Adoption had no impact on our financial position or results of operations.

Adoption of Recent Staff Positions – In April 2009, the FASB issued three related staff positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

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

We adopted the new staff positions for the quarter ended June 30, 2009. Adoption had no impact on our financial position or results of operations. See Note 5 – Fair Value Measurements for interim disclosures required by FSP SFAS 107-1 and APB 28-1.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 3 – Debt
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

On May 11, 2009, we made the final $25 million installment payment to the seller of properties we purchased in 2007. Interest on the unpaid amount was due quarterly and accrued at a LIBOR rate plus .30%. The interest rate was 1.51% at the date of payment.

Our debt consists of the following:

	June 30,		December 31,
	2009		2008
	Debt	Interest Rate	Debt	Interest Rate
	(in millions, except percentages)
Credit Facility	$785	0.62%	$1,606	0.80%
5 ¼% Senior Notes, due April 15, 2014	200	5.25%	200	5.25%
8 ¼% Senior Notes, due March 1, 2019	1,000	8.25%	-	-
7 ¼% Notes, due October 15, 2023	100	7.25%	100	7.25%
8% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
7 ¼% Senior Debentures, due August 1, 2097	89	7.25%	89	7.25%
Long-term Debt	2,424		2,245
Installment Payment, due May 11, 2009	-	-	25	4.18%
Total Debt	2,424		2,270
Unamortized Discount	(8)		(4)
Total Debt, Net of Discount	$2,416		$2,266

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

In accordance with US GAAP for derivative instruments and hedging activities, all of our derivative instruments are reflected as either assets or liabilities at fair value in our consolidated balance sheets. See Note 5 – Fair Value Measurements for a discussion of methods and assumptions used to estimate the fair values of our commodity derivative instruments and gross amounts of commodity derivative assets and liabilities.

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

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

As of June 30, 2009, we had entered into the following crude oil derivative instruments:

	Variable to Fixed Price Swaps			Collars
			Weighted			Weighted	Weighted
Production		Bbls	Average		Bbls	Average	Average
Period	Index	Per Day	Fixed Price	Index	Per Day	Floor Price	Ceiling Price
2009	NYMEX WTI	9,000	$88.43	NYMEX WTI	6,700	$79.70	$90.60
2009	Dated Brent	2,000	87.98	Dated Brent	4,924	71.40	88.36
2009 Average		11,000	88.35		11,624	76.19	89.65

2010				NYMEX WTI	14,500	61.48	75.63
2010				Dated Brent	6,000	63.83	73.79
2010 Average					20,500	62.17	75.10

From July 1, 2009 to July 27, 2009, we entered into an additional Dated Brent collar covering 1,000 Bbls per day for calendar year 2010 with floor and ceiling prices of $65.00 and $75.00, respectively.  We also entered into an additional NYMEX WTI collar covering 1,000 Bbls per day for calendar year 2011 with floor and ceiling prices of $70.00 and $82.40, respectively.

As of June 30, 2009, we had entered into the following natural gas derivative instruments:

	Collars
			Weighted	Weighted
Production		MMBtu	Average	Average
Period	Index	Per Day	Floor Price	Ceiling Price
2009	NYMEX HH	170,000	$9.15	$10.81
2009	IFERC CIG (1)	15,000	6.00	9.90
2009 Average		185,000	8.90	10.73

2010	NYMEX HH	160,000	5.88	6.84
2010	IFERC CIG	15,000	6.25	8.10
2010 Average		175,000	5.91	6.95

2011	NYMEX HH	90,000	5.92	7.04

(1)    Colorado Interstate Gas – Northern System

From July 1, 2009 to July 27, 2009, we entered into additional NYMEX HH collars covering 50,000 MMBtu per day for calendar years 2010 and 2011 with weighted average floor and ceiling prices of $6.00 and $6.40, respectively.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

As of June 30, 2009, we had entered into the following natural gas basis swaps:

	Basis Swaps
				Weighted
Production		Index Less	MMBtu	Average
Period	Index	Differential	Per Day	Differential
2009	IFERC CIG	NYMEX HH	140,000	$(2.49)
2010	IFERC CIG	NYMEX HH	90,000	(1.68)

From July 1, 2009 to July 27, 2009, we entered into additional IFERC CIG for NYMEX HH basis swaps covering 10,000 MMBtu per day for calendar year 2010, and 40,000 MMBtu per day for calendar year 2011, with weighted average differential prices of $(0.90) and $(0.88), respectively.

Interest Rate Derivative Instruments – Changes in fair value of interest rate swaps or interest rate “locks” designated as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related notes. During the first six months of 2008, we had two interest rate swaps, or interest rate “locks”, each in the notional amount of $500 million. The locks were based on five and ten year US Treasury rates of 3.55% and 4.15%, respectively, and were scheduled to expire in September 2008. The locks were designated as cash flow hedges. The net increase in fair value of $20 million (net of tax) for second quarter 2008 and the net decrease in fair value of $7 million (net of tax) for the first six months of 2008 were reported in AOCL. The locks were settled in July 2008 at a cost of $0.2 million.

Fair Value Amounts and Gains and Losses on Derivative Instruments – The fair values of derivative instruments in our consolidated balance sheets were as follows:

Derivative Instruments Not Designated as Hedging Instruments Under SFAS 133
	Asset Derivative Instruments				Liability Derivative Instruments
	June 30,		December 31,		June 30,		December 31,
	2009		2008		2009		2008
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments
	Current Assets	$203	Current Assets	$437	Current Liabilities	$39	Current Liabilities	$23
	Noncurrent Assets	7	Noncurrent Assets	33	Noncurrent Liabilities	53	Noncurrent Liabilities	2
Total		$210		$470		$92		$25

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The effect of derivative instruments on our consolidated statements of operations was as follows:

Derivative Instruments Not Designated as Hedging Instruments Under SFAS 133
	Amount of (Gain) Loss on Derivative Instruments Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Commodity Derivative Instruments
Realized Mark-to-Market (Gain) Loss (1)	$(138)	$112	$(292)	$131
Unrealized Mark-to-Market Loss (1)	277	716	358	934
Total (Gain) Loss on Commodity Derivative Instruments	$139	$828	$66	$1,065

(1)	Amounts are included in the line item “Loss on Commodity Derivative Instruments” in our consolidated statements of operations.

Derivative Instruments in Previously Designated SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss on Derivative Instruments Recognized in OCI		Amount of (Gain) Loss on Derivative Instruments Reclassified from AOCL
	2009	2008	2009	2008
	(in millions)		(in millions)
Three Months Ended June 30,
Commodity Derivative Instruments (1)
Crude Oil (2)	$-	$-	$15	$93
Natural Gas (2)	-	-	-	2

Treasury Rate Locks	-	(32)	-	-
Total	$-	$(32)	$15	$95

Six Months Ended June 30,
Commodity Derivative Instruments (1)
Crude Oil (2)	$-	$-	$32	$190
Natural Gas (2)	-	-	-	(35)

Treasury Rate Locks	-	11	-	-
Total	$-	$11	$32	$155

(1)
Includes effect of commodity derivative instruments previously accounted for as cash flow hedges. Net derivative gains and losses that were deferred in AOCL as of January 1, 2008, as a result of previous cash flow hedge accounting, are reclassified to earnings in future periods as the original hedged transactions occur.

(2)	The amount of (Gain) Loss reclassified from AOCL on Derivative Instrument is recognized in Oil, Gas and NGL Sales within our consolidated statement of operations.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

AOCL – As of June 30, 2009, the balance in AOCL included net deferred losses of $29 million related to the fair value of commodity derivative instruments previously accounted for as cash flow hedges. The net deferred losses are net of deferred income tax benefits of $17 million. Approximately $22 million of deferred losses (net of tax) related to the fair values of the commodity derivative instruments previously designated as cash flow hedges and remaining in AOCL at June 30, 2009 will be reclassified to earnings during the next 12 months as the forecasted transactions occur, and will be recorded as a reduction in oil and gas sales of approximately $36 million before tax. All forecasted transactions currently being hedged and for which amounts remain in AOCL at June 30, 2009, are expected to occur by December 2010.

Note 5 – Fair Value Measurements
US GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. We use Level 1 inputs when available as Level 1 inputs generally provide the most reliable evidence of fair value.

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

Mutual Fund Investments – Our mutual fund investments, which primarily include assets held in a rabbi trust, consist of various publicly-traded mutual funds that include investments ranging from equities to money market instruments. The fair values are based on quoted market prices for identical assets.

Commodity Derivative Instruments – Our commodity derivative instruments consist of variable to fixed price commodity swaps, collars and basis swaps. We estimate the fair values of these instruments based on published commodity futures price strips for the underlying commodities as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty credit risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published credit default swap rates. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms. See Note 4 – Derivative Instruments and Hedging Activities.

Patina Deferred Compensation Liability - The value is dependant upon the fair values of mutual fund investments and shares of Noble Energy common stock held in a rabbi trust. See Mutual Fund Investments above.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Adjustment (1)	Fair Value Measurement
	(in millions)
As of June 30, 2009
Financial Assets:
Mutual Fund Investments	$90	$-	$-	$-	$90
Commodity Derivative Instruments	-	245	-	(35)	210
Financial Liabilities:
Commodity Derivative Instruments	-	(127)	-	35	(92)
Patina Deferred Compensation Liability	(139)	-	-	-	(139)
As of December 31, 2008
Financial Assets:
Mutual Fund Investments	84	-	-	-	84
Commodity Derivative Instruments	-	492	-	(22)	470
Financial Liabilities:
Commodity Derivative Instruments	-	(47)	-	22	(25)
Patina Deferred Compensation Liability	(123)	-	-	-	(123)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Asset Impairments – In accordance with US GAAP for the impairment or disposal of long-lived assets, we review a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the future cash flows expected in connection with the property and compare such future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on published commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

As a result of a significant decline in the forward natural gas futures price strip at March 31, 2009, we reviewed our oil and gas properties that are sensitive to natural gas price decreases for impairment. We determined that the carrying amount of Granite Wash, an onshore US area where we have significantly reduced investments beginning in 2007, was not recoverable from future cash flows and, therefore, was impaired at March 31, 2009.  We reduced Granite Wash to its fair value, which was determined using the discounted cash flow method described above, as comparable market data was not available.  We also impaired the Main Pass asset which had been reclassified from held-for-sale to held-and-used. Total pre-tax (non-cash) impairments for first quarter 2009 were $437 million. The impaired assets, which had a total carrying amount of $753 million, were reduced to their estimated fair value of $316 million. The asset impairments were Level 3 fair value measurements.

Asset Retirement Obligations Incurred in Current Period – We estimate the fair values of asset retirement obligations (AROs) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 7 – Asset Retirement Obligations for a summary of changes in AROs. Asset retirement obligations incurred in the current period were Level 3 fair value measurements.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Debt –The fair value of fixed-rate debt is estimated based on the published market prices for the same or similar issues.  The fair value of floating-rate debt is estimated using the carrying amounts because the interest rates paid on such debt are set for periods of three months or less. See Note 3 – Debt.

Additional information regarding our debt is as follows:

	June 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total Debt, Net of Unamortized Discount	$2,416	$2,566	$2,266	$2,172

Note 6 – Capitalized Exploratory Well Costs
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

Six Months Ended June 30,
(in millions)
Capitalized Exploratory Well Costs, Beginning of Period	$501
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	96
Reclassified to Property, Plant and Equipment Based on Determination of Proved Reserves	(88)
Capitalized Exploratory Well Costs Charged to Expense	(9)
Capitalized Exploratory Well Costs, End of Period	$500

The following table provides an aging of capitalized exploratory well costs (suspended well costs) based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	June 30,	December 31,
	2009	2008
	(in millions)
Exploratory Well Costs Capitalized for a Period of One Year or Less	$225	$256
Exploratory Well Costs Capitalized for a Period Greater Than One Year After Completion of Drilling	275	245
Balance at End of Period	$500	$501
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year After Completion of Drilling	4	6

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling as of June 30, 2009:

		Suspended Since
	Total	2008	2007	2006 & Prior
	(in millions)
Project
West Africa	$221	$61	$140	$20
Redrock (deepwater Gulf of Mexico)	17	-	-	17
Flyndre (North Sea)	15	-	12	3
Selkirk (North Sea)	22	-	22	-
Total Exploratory Well Costs Capitalized for a Period Greater Than One Year After Completion of Drilling	$275	$61	$174	$40

West Africa – The West Africa project includes Blocks O and I offshore Equatorial Guinea and the YoYo concession and Tilapia production sharing contract offshore Cameroon. Since drilling the initial well for this project, additional seismic work has been completed and exploration and appraisal wells have been drilled to further evaluate our discoveries. The West Africa development team is proceeding with a program to further define the resources in this area such that an optimal development program may be designed. Accordingly, a development plan for the Aseng (formerly Benita) discovery on Block I was submitted to the Equatorial Guinean government in December 2008, and has been approved.  In addition to the exploratory well costs that have been capitalized for a period greater than one year for the West Africa project, we have incurred $43 million in suspended costs related to additional drilling activity in West Africa through June 30, 2009.

Redrock (Deepwater Gulf of Mexico) – Redrock (Mississippi Canyon Block 204) was a 2006 natural gas/condensate discovery and is currently considered a co-development candidate with Raton South (Mississippi Canyon Block 292). The anticipated development plan consists of tying Raton South back to the Matterhorn facility for processing and then connecting Redrock into this gathering system. Tie-back of Redrock is anticipated to occur following the development of Raton South planned in 2010.

Flyndre (North Sea) – The Flyndre project is located in the UK sector of the North Sea and we successfully completed an exploratory appraisal well in 2007.  We are currently working with the project operator and other partners to finalize the field development plan and relevant operating agreements.

Selkirk (North Sea) – The Selkirk project is also located in the UK sector of the North Sea. Capitalized costs to date primarily consist of the cost of drilling an appraisal well which was then sidetracked to the original discovery well location, to ensure presence of effective reservoir, and suspended as a future producer. We are currently working with our partners on an alternative host and to reduce costs.

Note 7 – Asset Retirement Obligations
Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. See Note 5 – Fair Value Measurements for a discussion of the methods and assumptions used to estimate the fair values of asset retirement obligations. Changes in asset retirement obligations were as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Asset Retirement Obligations, Beginning of Period	$211	$144
Liabilities Incurred in Current Period	4	14
Liabilities Settled in Current Period	(8)	(7)
Revisions	17	6
Accretion Expense	7	4
Asset Retirement Obligations, End of Period	$231	$161

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Liabilities settled and revisions in 2009 relate primarily to the Main Pass asset. Accretion expense is included in DD&A expense in the consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service Cost	$3	$3	$6	$6
Interest Cost	3	3	6	6
Expected Return on Plan Assets	(3)	(3)	(7)	(6)
Other	-	1	1	1
Net Periodic Benefit Cost	$3	$4	$6	$7

Note 9 – Stock-Based Compensation
We recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Stock-Based Compensation Expense	$12	$11	$24	$20
Tax Benefit Recognized	(4)	(4)	(8)	(8)

During the six months ended June 30, 2009, we granted 1.5 million stock options with a weighted-average grant-date fair value of $18.76 per share and awarded 0.6 million shares of restricted stock subject to service conditions with a weighted-average grant-date fair value of $50.33 per share. In 2009, we began making grants of restricted stock under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan that will time-vest 20% after year one, an additional 30% after year two and the remaining 50% after year three.

On April 28, 2009, our stockholders approved an amendment to the 1992 Stock Option and Restricted Stock Plan (the Plan) that increased the number of shares of our common stock authorized for issuance under the Plan from 22 million to 24 million.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss)	Weighted Average Shares
	2009		2008
	(in millions, except per share amounts)
Three Months Ended June 30:
Net Income (Loss)	$(57)	173	$(144)	172
Basic Earnings (Loss) Per Share	$(0.33)		$(0.84)
Net Income (Loss)	$(57)	173	$(144)	172
Plus Incremental Shares from Assumed Conversions:
Dilutive Options, Restricted Stock and Shares of Common Stock in Rabbi Trust	-	-	-	-
Net Income (Loss) Available to Common Shareholders	$(57)	173	$(144)	172
Diluted Earnings (Loss) Per Share	$(0.33)		$(0.84)

Six Months Ended June 30:
Net Income (Loss)	$(245)	173	$71	172
Basic Earnings (Loss) Per Share	$(1.42)		$0.41
Net Income (Loss)	$(245)	173	$71	172
Plus Incremental Shares from Assumed Conversions:
Dilutive Options, Restricted Stock and Shares of Common Stock in Rabbi Trust	-	-	-	3
Net Income (Loss) Available to Common Shareholders	$(245)	173	$71	175
Diluted Earnings (Loss) Per Share	$(1.42)		$0.41

The effect of stock options and unvested restricted stock outstanding has not been included in the calculation of weighted average shares outstanding for diluted earnings per share for the second quarter 2009, the first six months of 2009 and the second quarter 2008 as their effect would have been antidilutive. Had we recognized net income for these periods, incremental shares attributable to the assumed exercise of outstanding options and restricted stock would have increased diluted weighted average shares outstanding by 1.9 million shares for the three months ended June 30, 2009, 1.8 million shares for the six months ended June 30, 2009 and 2.5 million shares for the three months ended June 30, 2008.

A total of 4.2 million and 4.4 million weighted average stock options, restricted shares and common shares held in a rabbi trust were antidilutive for the second quarter and first six months of 2009, respectively, and were excluded from the calculation of diluted earnings per share.  A total of 1.1 million weighted average stock options, restricted shares and common shares  held in a rabbi trust were antidilutive for the second quarter and first six months of 2008 and were excluded from the calculation of diluted earnings per share.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 11 – Income Taxes
The income tax provision (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Current	$25	$(28)	$141	$38
Deferred	(58)	(26)	(359)	10
Total Income Tax Provision (Benefit)	$(33)	$(54)	$(218)	$48

The deferred tax benefit for the six months ended June 30, 2009 was the result of the reversal of a deferred tax liability recorded in 2008 with respect to unrealized mark-to-market gains which were realized in 2009.  In addition, we recorded a deferred tax asset with respect to impairment losses on our US oil and gas properties.

Our effective tax rate increased to 47% for the first six months of 2009 as compared with 40% for the first six months of 2008 and is the result of a tax benefit divided by a pre-tax loss.  In the case of a loss, our favorable permanent differences, such as income from equity method investees, have the effect of increasing the tax benefit which, in turn, increases the effective rate.

During first quarter 2009, we repatriated $180 million of accumulated earnings of foreign subsidiaries and used the proceeds for debt repayment and general corporate purposes. The repatriation increased US tax expense by $9 million, which was recorded in 2008. Repatriation of additional earnings in the future could result in a decrease in our net income and cash flows.

Unrecognized Tax Positions – We do not have significant unrecognized tax benefits as of June 30, 2009. Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. We did not accrue interest or penalties at June 30, 2009, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax, and we believe that we are below the minimum statutory threshold for imposition of penalties.

In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2005, Equatorial Guinea – 2007, China – 2006, Israel – 2000, UK – 2007 and the Netherlands – 2005.

Note 12 – Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items recorded directly to shareholders’ equity and classified as AOCL. Comprehensive income (loss) was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net Income (Loss)	$(57)	$(144)	$(245)	$71
Other Items of Comprehensive Income (Loss)
Oil and Gas Cash Flow Hedges
Realized Losses Reclassified Into Earnings	15	95	32	155
Less Tax Provision	(6)	(36)	(12)	(58)
Interest Rate Cash Flow Hedges
Unrealized Change in Fair Value (Gain / (Loss))	-	32	-	(11)
Less Tax Provision	-	(12)	-	4
Net Change in Other	-	-	(1)	(1)
Other Comprehensive Income	9	79	19	89
Comprehensive Income (Loss)	$(48)	$(65)	$(226)	$160

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 13 – Segment Information
We have operations throughout the world and manage our operations by country. The following information is grouped into five components that are all primarily in the business of crude oil and natural gas acquisition, exploration and production:  the United States; West Africa (Equatorial Guinea and Cameroon); the North Sea (UK and the Netherlands); Eastern Mediterranean (Israel and Cyprus); and Other International, Corporate and Marketing. Other International includes primarily Argentina (through February 2008), China, Ecuador and Suriname. The following data was prepared on the same basis as our consolidated financial statements and excludes the effects of income taxes.

	Consolidated	United States	West Africa	North Sea	Eastern Mediter-ranean	Other Int'l, Corporate, Marketing
	(in millions)
Three Months Ended June 30, 2009
Revenues from Third Parties	$490	$275	$85	$35	$24	$71
Reclassification from AOCL (1)	(15)	(8)	(7)	-	-	-
Intersegment Revenue	-	36	-	-	-	(36)
Income from Equity Method Investees	16	-	16	-	-	-
Total Revenues	491	303	94	35	24	35

DD&A	196	164	9	9	5	9
Loss on Commodity Derivative Instruments	139	109	30	-	-	-
Income (Loss) Before Income Taxes	(90)	(72)	40	13	14	(85)

Three Months Ended June 30, 2008
Revenues from Third Parties	$1,244	$752	$163	$99	$30	$200
Reclassification from AOCL (1)	(95)	(84)	(11)	-	-	-
Intersegment Revenue	-	144	-	-	-	(144)
Income from Equity Method Investees	56	-	56	-	-	-
Total Revenues	1,205	812	208	99	30	56

DD&A	196	165	9	12	5	5
Loss on Commodity Derivative Instruments	828	677	151	-	-	-
Income (Loss) Before Income Taxes	(198)	(214)	38	72	23	(117)

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

	Consolidated	United States	West Africa	North Sea	Eastern Mediter-ranean	Other Int'l, Corporate, Marketing
	(in millions)
Six Months Ended June 30, 2009
Revenues from Third Parties	$937	$511	$144	$69	$52	$161
Reclassification from AOCL (1)	(32)	(16)	(16)	-	-	-
Intersegment Revenue	-	88	-	-	-	(88)
Income from Equity Method Investees	27	-	27	-	-	-
Total Revenues	932	583	155	69	52	73

DD&A	396	333	18	18	10	17
Asset Impairments	437	437	-	-	-	-
Loss on Commodity Derivative Instruments	66	42	24	-	-	-
Income (Loss) Before Income Taxes	(463)	(481)	82	24	35	(123)

Six Months Ended June 30, 2008
Revenues from Third Parties	$2,267	$1,329	$304	$191	$70	$373
Reclassification from AOCL (1)	(155)	(132)	(23)	-	-	-
Intersegment Revenue	-	260	-	-	-	(260)
Income from Equity Method Investees	118	-	118	-	-	-
Total Revenues	2,230	1,457	399	191	70	113

DD&A	399	329	18	28	11	13
Loss on Commodity Derivative Instruments	1,065	886	179	-	-	-
Income (Loss) Before Income Taxes	119	(68)	188	127	54	(182)
Total Assets at June 30, 2009 (2)	11,851	8,849	1,590	593	427	392
Total Assets at December 31, 2008 (2)	12,384	9,212	1,614	775	366	417

(1)
Revenues include decreases resulting from hedging activities. The decreases resulted from hedge gains and losses that were deferred in AOCL, as a result of previous cash flow hedge accounting, and subsequently reclassified to revenues.

(2)	The US reporting unit includes goodwill of $758 million at June 30, 2009 and $759 million at December 31, 2008.

NOBLE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 14 – Commitments and Contingencies
Purchaser Bankruptcy – We have an exposure from crude oil sales for the months of June and July 2008 to SemCrude, L.P. (SemCrude), a subsidiary of SemGroup, L.P. (SemGroup).  On July 22, 2008, SemGroup, including SemCrude, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code under Case Number 08-11525 (BLS) in the United States Bankruptcy Court for the District of Delaware. Bankrupcty proceedings are ongoing as of June 30, 2009.

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

Legal Proceedings – We were named in a lawsuit filed August 23, 2002 by Dore Energy Corporation under Docket Number 10-16202 in the 38th Judicial District Court, Cameron Parish, Louisiana. The lawsuit alleged damage to property owned by Dore resulting from oil and gas activities. Trial began on April 27, 2009; however, we reached a confidential settlement with Dore on May 7, 2009. The amount of the settlement did not have a material adverse effect on our financial position or cash flows.

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

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted.  We are currently evaluating the new rules and assessing the impact they will have on our reported oil and gas reserves.  The SEC is coordinating with the Financial Accounting Standards Board (FASB) to obtain the revisions necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. The FASB expects to issue both a Proposed Accounting Standards Update and a Final Accounting Standards Update for SEC Oil and Gas Disclosures during third quarter 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We are an independent energy company engaged in worldwide crude oil, natural gas and NGL exploration and production. We operate primarily in the Rocky Mountains, Mid-continent, and deepwater Gulf of Mexico areas in the US, with significant international operations offshore Israel, UK and West Africa.

Our accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be referred to in conjunction with the following discussion.

Our financial results for second quarter 2009 included:

•	net loss of $57 million, as compared with a net loss of $144 million for second quarter 2008;
•	loss on commodity derivative instruments of $139 million as compared with a loss of $828 million for second quarter 2008;
•	gain of $24 million on the completed Argentina asset sale;
•	diluted loss per share of $0.33, as compared with diluted loss per share of $0.84 for second quarter 2008;
•	ending cash and cash equivalents balance of $956 million; and
•	cash flow provided by operating activities of $313 million, as compared with $648 million for second quarter 2008.

Significant operational highlights for second quarter 2009 included:

•	successful Tamar appraisal well offshore Israel;
•	successful flow test at the Dalit natural gas discovery offshore Israel;
•	record Wattenberg field production of 282 MMcfepd, including liquid production of over 21 MBopd; and
•	award of 22 of the 24 high bid lease blocks from the Central Gulf of Mexico lease sale 208.

Sanction of Aseng Oil Project – On July 22, 2009, we announced that the Plan of Development for the Aseng oil project has been sanctioned by us, our partners, and the Ministry of Mines, Industry, and Energy of the Republic of Equatorial Guinea.  We serve as technical operator of the development with a 40% working interest.

Formerly known as Benita, Aseng was originally discovered in 2007 as a gas-condensate field in Block I offshore Equatorial Guinea. Subsequently, two appraisal wells were drilled in the structure, with the first identifying the oil resources and the second determining downdip reservoir limits.

Initial development of the field will include multiple subsea wells flowing to a floating production, storage, and offloading vessel (FPSO) where the production stream will be separated.  The oil will be stored on the vessel until sold, while the natural gas and water will be re-injected back into the reservoir to maintain pressure and maximize oil recoveries. The FPSO will be designed with capacity to handle 120,000 barrels of liquids per day, including 80,000 barrels of oil per day. In addition, the vessel will be capable of reinjecting 170 million cubic feet per day of natural gas. Storage on the vessel will be approximately 1.5 million barrels of oil and condensate.

Total development costs, excluding the costs related to the FPSO, are estimated at $1.3 billion ($530 million net) with the majority of this capital to be invested in 2010 and 2011. FPSO services are expected to be acquired through a leasing agreement and, depending on the terms of the agreement, will likely require capital lease accounting treatment. First production from the field is estimated to commence by mid-year 2012 at 50,000 barrels of oil per day gross (16,500 barrels per day net). The FPSO lease has not yet been awarded.

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

As noted in our 2008 Annual Report on Form 10-K (Item 1A. Risk Factors), significant decreases in crude oil and natural gas prices could result in a reduction of the carrying values of our oil and gas properties.  The commodity price decreases that began during the second half of 2008 required us to record asset impairment charges during fourth quarter 2008.  Further declines in natural gas prices during first quarter 2009 led us to review those properties that, at year-end 2008, were susceptible to impairment should commodity prices continue to decline appreciably.  As a result of this review, we determined that additional properties were impaired as of March 31, 2009. Total pre-tax (non-cash) impairments for first quarter 2009 were $437 million and were predominately related to Granite Wash, an onshore US area in which we have significantly reduced investments beginning in 2007. The decrease in the natural gas futures price strip that occurred during first quarter 2009 was the primary factor that required an impairment of Granite Wash.  There were no asset impairments during second quarter 2009. However, further declines in commodity prices could result in additional impairment of our oil and gas properties, other long-lived assets or goodwill. See Item 1. Financial Statements – Note 5 – Fair Value Measurements.

During second quarter 2009, our operations benefited from the strengthening crude oil market, but sustained lower commodity prices will continue to reduce our cash flows from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into crude oil and natural gas commodity contracts for 2009, 2010 and 2011. Depending on the length of the current recession, commodity prices may stay depressed or decline further, thereby causing a prolonged downturn, which would further reduce our cash flows from operations.  This could cause us to alter our business plans including reducing or delaying our exploration and development program spending and other cost reduction initiatives.  See 2009 Budget below.

We are closely monitoring costs and have implemented several cost savings initiatives, including continued reduction of well costs through drilling and completion efficiencies and comprehensive review of oil and gas operating costs.  We are also beginning to see reductions in third party drilling costs and operating supplies and services.

OUTLOOK

Our expected crude oil, natural gas and NGL production for the remainder of 2009 may be impacted by several factors including:

•	overall level and timing of capital expenditures, as discussed below, which, dependent upon our drilling success, are expected to maintain our near-term production volumes;
•	natural field decline in the deepwater Gulf of Mexico, Gulf Coast and Mid-continent areas of our US operations and the North Sea;
•	variations in sales volumes of natural gas from the Alba field in Equatorial Guinea;
•	potential hurricane-related volume curtailments in the Gulf of Mexico and Gulf Coast areas of our US operations as occurred with Hurricanes Gustav and Ike in 2008;
•	timing of the full restoration of pipeline and facilities necessary to increase our Gulf of Mexico production;
•	potential winter storm-related volume curtailments in the Northern region of our US operations;
•	potential pipeline and processing facility capacity constraints in the Rocky Mountains area of our US operations;
•	Israeli demand for electricity which affects demand for natural gas as fuel for power generation, market growth and competing deliveries of natural gas from Egypt;
•	potential downtime at the methanol, LPG and/or LNG plants in Equatorial Guinea;
•	seasonal variations in rainfall in Ecuador that affect our natural gas-to-power project; and
•	timing of significant project completion and initial production.

2009 Budget – Due to the uncertain economic and commodity price environment, we designed a flexible capital spending program that is responsive to conditions that develop during 2009.  Our revised capital program for 2009 accommodates an investment level of $1.6 billion, with the ability to adjust up or down by approximately 15%. Currently we are managing towards an investment level of approximately $1.4 billion, the lower end of this range.

Approximately 40% of the 2009 budget is committed to longer-term projects that will provide considerable production growth several years in the future. The remainder is allocated toward maintaining and strengthening the existing property base.  Development spending is focused on our international and deepwater Gulf of Mexico assets as well as certain higher return opportunities onshore in the US including the Wattenberg field.  The exploration budget is centered on significant resource potential in Israel, West Africa and the deepwater Gulf of Mexico.  International expenditures are estimated to represent 30% of the total capital program.

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

Recently Issued Pronouncements – See Item 1. Financial Statements – Note 15 – Recently Issued Pronouncements.

RESULTS OF OPERATIONS

Oil, Gas and NGL Sales
Revenues from sales of commodities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Crude Oil and Condensate Sales	$296	$674	$497	$1,200
Natural Gas Sales	143	399	326	771
NGL Sales	21	57	43	103
Total	$460	$1,130	$866	$2,074

Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes			Average Realized Sales Prices
	Crude Oil & Condensate (MBopd)	Natural Gas (MMcfpd)	NGLs (MBpd)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Three Months Ended June 30, 2009
United States (1) (2)	37	394	10	$51.85	$3.09	$23.94
West Africa (3) (4)	15	244	-	51.63	0.27	-
North Sea	6	5	-	56.57	5.20	-
Israel	-	95	-	-	2.76	-
Ecuador (5)	-	16	-	-	-	-
Other International	5	-	-	48.87	-	-
Total Consolidated Operations	63	754	10	52.05	2.13	23.94
Equity Investees (6)	2	-	6	56.12	-	30.12
Total	65	754	16	$52.19	$2.13	$26.24
Three Months Ended June 30, 2008
United States (1) (2)	44	402	10	$99.05	$9.82	$59.65
West Africa (3) (4)	14	222	-	112.32	0.27	-
North Sea	8	5	-	126.05	10.81	-
Israel	-	121	-	-	2.72	-
Ecuador (5)	-	22	-	-	-	-
Other International	4	-	-	109.17	-	-
Total Consolidated Operations	70	772	10	105.46	5.86	59.65
Equity Investees (6)	2	-	7	118.95	-	69.70
Total	72	772	17	$105.74	$5.86	$63.75
Six Months Ended June 30, 2009
United States (1) (2)	36	403	10	$43.92	$3.52	$24.33
West Africa (3) (4)	14	243	-	46.19	0.27	-
North Sea	7	5	-	50.81	6.72	-
Israel	-	103	-	-	2.78	-
Ecuador (5)	-	23	-	-	-	-
Other International	4	-	-	43.28	-	-
Total Consolidated Operations	61	777	10	45.17	2.39	24.33
Equity Investees (6)	2	-	6	50.38	-	28.38
Total	63	777	16	$45.32	$2.39	$25.92
Six Months Ended June 30, 2008
United States (1) (2)	43	397	10	$85.36	$9.40	$57.55
West Africa (3) (4)	15	221	-	100.16	0.27	-
North Sea	9	6	-	112.36	10.18	-
Israel	-	133	-	-	2.90	-
Ecuador (5)	-	23	-	-	-	-
Other International	5	-	-	87.47	-	-
Total Consolidated Operations	72	780	10	91.88	5.60	57.55
Equity Investees (6)	2	-	7	107.01	-	65.50
Total	74	780	17	$92.24	$5.60	$60.80

(1)
Average realized crude oil and condensate prices reflect reductions of $2.29 per Bbl and $20.46 per Bbl for second quarter 2009 and 2008, respectively, and reductions of $2.49 per Bbl and $21.13 per Bbl for the first six months of 2009 and 2008, respectively, from hedging activities. The price reductions resulted from hedge gains and losses that were previously deferred in AOCL.

(2)
Average realized natural gas prices reflect an increase of $0.01 per Mcf and a reduction of $0.06 per Mcf for second quarter 2009 and 2008, respectively, and an increase of $0.49 per Mcf for the first six months of 2008 from hedging activities.  The price increases and reduction resulted from hedge gains and losses that were previously deferred in AOCL. The average realized natural gas price for the first six months of 2009 was not impacted by hedging activities, as the net deferred gain reclassified from AOCL was de minimis.

(3)
Average realized crude oil and condensate prices reflect reductions of $5.33 per Bbl and $8.20 per Bbl for second quarter 2009 and 2008, respectively, and $6.11 per Bbl and $8.42 per Bbl for the first six months of 2009 and 2008, respectively, from hedging activities.  The price reductions resulted from hedge losses that were previously deferred in AOCL.

(4)
Natural gas from the Alba field in Equatorial Guinea is under contract for $0.25 per MMBtu to a methanol plant, an LPG plant and an LNG plant. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method of accounting.  Natural gas volumes sold to the LNG plant totaled 200 MMcfpd and 175 MMcfpd during second quarter 2009 and 2008, respectively, and 194 MMcfpd and 174 MMcfpd during the first six months of 2009 and 2008, respectively.

(5)
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

Crude oil and condensate sales volumes in the table above differ from actual production volumes due to the timing of liquid hydrocarbon tanker liftings. Crude oil and condensate production volumes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(MBopd)
United States	37	44	36	43
West Africa	14	15	14	15
North Sea	8	9	8	10
Other International	5	4	4	5
Total Consolidated Operations	64	72	62	73
Equity Investees	2	2	2	2
Total	66	74	64	75

If the realized gains and losses on commodity derivative instruments, which are included in (gain) loss on commodity derivative instruments, had been included in oil and gas revenues, the effect on average realized prices would have been as follows:

	Crude Oil & Condensate	Natural Gas	Crude Oil & Condensate	Natural Gas
	2009		2008
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Mcf)
	Commodity Price Increase (Decrease)
Three Months Ended June 30,
United States	$13.39	$2.00	$(13.84)	$(1.09)
West Africa	15.77	-	(12.42)	-
Total Consolidated Operations	11.68	1.07	(11.19)	(0.58)
Total	11.29	1.07	(10.96)	(0.58)

Six Months Ended June 30,
United States	$17.18	$1.79	$(7.65)	$(0.72)
West Africa	19.79	-	(6.72)	-
Total Consolidated Operations	14.65	0.95	(6.01)	(0.38)
Total	14.23	0.95	(5.87)	(0.38)

Crude Oil and Condensate Sales – Crude oil and condensate sales decreased during the second quarter and first six months of 2009 as compared with 2008 due to the significant decrease in average realized prices combined with lower sales volumes.  Decreases in US sales volumes were due to the ongoing impact of shut-ins related to Hurricane Ike in the deepwater Gulf of Mexico and natural field decline in the deepwater Gulf of Mexico and Gulf Coast area. These decreases were offset somewhat by increases in production in the Northern region.

Internationally, sales remained relatively flat, although North Sea volumes declined due to natural field decline and the timing of liftings.

Revenues included deferred losses of $15 million and $93 million for second quarter 2009 and 2008, respectively, and $32 million and $190 million for the first six months of 2009 and 2008, respectively, reclassified from AOCL and related to commodity derivative instruments previously accounted for as cash flow hedges.

Natural Gas Sales – Natural gas sales decreased during the second quarter and first six months of 2009 as compared with 2008 primarily due to the significant decrease in average realized prices. In the US, increases in natural gas production from the Wattenberg, Piceance and Tri-state areas were partially offset by the ongoing impact of shut-ins related to Hurricane Ike in the deepwater Gulf of Mexico and natural field decline in the deepwater Gulf of Mexico and Gulf Coast area.

International volumes also declined overall.  In Israel, power plant downtime, an overall decrease in demand and competing natural gas sales from Egypt led to decreased natural gas sales. West Africa sales volumes were higher primarily due to increased natural gas sales to the third-party LNG facility.

Revenues included a deferred loss of $2 million for second quarter 2008 and a deferred gain of $35 million for the first six months of 2008 reclassified from AOCL and related to commodity derivative instruments previously accounted for as cash flow hedges. Revenues for the second quarter and first six months of 2009 included a de minimis amount reclassified from AOCL and related to commodity derivative instruments previously accounted for as cash flow hedges.

NGL Sales – Most of our US NGL production is from the Wattenberg field and deepwater Gulf of Mexico. NGL sales decreased during the second quarter and first six months of 2009 as compared with 2008 due to the significant decrease in average realized NGL prices.

Equity Method Investees
Our share of operations of equity method investees, Atlantic Methanol Production Company, LLC (AMPCO) and Alba Plant LLC (Alba Plant), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (in millions):
AMPCO and Affiliates	$2	$17	$2	$45
Alba Plant	14	39	25	73
Distributions/Dividends (in millions):
AMPCO and Affiliates	-	5	-	39
Alba Plant	5	40	5	82
Sales Volumes:
Methanol (MMgal)	41	36	76	70
Condensate (MBopd)	2	2	2	2
LPG (MBpd)	6	7	6	7
Production Volumes:
Methanol (MMgal)	29	31	68	63
Condensate (MBopd)	2	2	2	2
LPG (MBpd)	6	6	6	6
Average Realized Prices:
Methanol (per gallon)	$0.49	$1.15	$0.47	$1.38
Condensate (per Bbl)	56.12	118.95	50.38	107.01
LPG (per Bbl)	30.12	69.70	28.38	65.50

The decrease in net income for each of the equity method investees for the second quarter and first six months of 2009 as compared with 2008 was due to significant decreases in average realized prices. In addition, during second quarter 2009 and 2008, AMPCO experienced downtime for refractory repairs and drew down inventory to meet customer demand. The decreases in Alba Plant distributions during the second quarter and first six months of 2009 were due to the decreases in net income and in anticipation of planned tax payments.

Other Revenues
Other revenues include electricity sales and GMP revenues. See Item 1. Financial Statements – Note 2 – Basis of Presentation.

Costs and Expenses
Production Costs – Components of production costs were as follows:

	Total	United States	West Africa	North Sea	Israel	Other Int'l, Corporate(1)
	(in millions)
Three Months Ended June 30, 2009
Oil and Gas Operating Costs (2)	$88	$60	$11	$9	$3	$5
Workover and Repair Expense	5	5	-	-	-	-
Lease Operating Expense	93	65	11	9	3	5
Production and Ad Valorem Taxes	23	20	-	-	-	3
Transportation Expense	13	11	-	1	-	1
Total Production Costs	129	96	11	10	3	9
Three Months Ended June 30, 2008
Oil and Gas Operating Costs (2)	80	56	10	9	2	3
Workover and Repair Expense	8	8	-	-	-	-
Lease Operating Expense	88	64	10	9	2	3
Production and Ad Valorem Taxes	51	41	-	-	-	10
Transportation Expense	16	14	-	2	-	-
Total Production Costs	155	119	10	11	2	13
Six Months Ended June 30, 2009
Oil and Gas Operating Costs (2)	180	131	20	17	4	8
Workover and Repair Expense	13	11	-	2	-	-
Lease Operating Expense	193	142	20	19	4	8
Production and Ad Valorem Taxes	42	38	-	-	-	4
Transportation Expense	25	21	-	2	-	2
Total Production Costs	260	201	20	21	4	14
Six Months Ended June 30, 2008
Oil and Gas Operating Costs (2)	156	105	19	20	4	8
Workover and Repair Expense	14	14	-	-	-	-
Lease Operating Expense	170	119	19	20	4	8
Production and Ad Valorem Taxes	94	74	-	-	-	20
Transportation Expense	29	25	-	4	-	-
Total Production Costs	$293	$218	$19	$24	$4	$28

(1)	Other international includes Ecuador, China, and Argentina (through February 2008).

(2)	Oil and gas operating costs include labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs.

Total production costs for the second quarter and first six months of 2009 decreased as compared with 2008. The largest decrease was in production and ad valorem taxes, which declined due to reduced proceeds from production attributable to lower commodity prices in the US and China and the cessation of production due to the sale of our interest in Argentina. US oil and gas operating costs increased due to an increase in well count, higher salt water disposal costs in the Northern region and higher insurance expense.  North Sea oil and gas operating costs decreased due to lower sales volumes (timing of liftings).

Selected expenses on a per BOE basis were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Oil and Gas Operating Costs	$4.88	$4.23	$4.99	$4.05
Workover and Repair Expense	0.29	0.42	0.35	0.38
Lease Operating Expense	5.17	4.65	5.34	4.43
Production and Ad Valorem Taxes	1.29	2.67	1.14	2.45
Transportation Expense	0.73	0.81	0.68	0.74
Total Production Costs (1) (2)	$7.19	$8.13	$7.16	$7.62

(1)
Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees. Sales volumes include natural gas sales to an LNG plant in Equatorial Guinea. The inclusion of these volumes reduced the unit rate by $1.45 per BOE and $1.32 per BOE for second quarter 2009 and 2008, respectively, and $1.38 per BOE and $1.21 per BOE for the first six months of 2009 and 2008, respectively.

(2)	Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

Oil and Gas Exploration Expense – Components of oil and gas exploration expense were as follows:

	Total	United States	West Africa	North Sea	Eastern Mediter-ranean	Other Int'l, Corporate (1)
	(in millions)
Three Months Ended June 30, 2009
Dry Hole Expense	$7	$7	$-	$-	$-	$-
Seismic	7	5	-	-	2	-
Staff Expense	17	3	3	-	-	11
Other	2	2	-	-	-	-
Total Exploration Expense	33	17	3	-	2	11
Three Months Ended June 30, 2008
Dry Hole Expense	$61	$28	$1	$-	$-	$32
Seismic	20	16	-	4	-	-
Staff Expense	16	1	4	3	-	8
Other	6	6	-	-	-	-
Total Exploration Expense	103	51	5	7	-	40
Six Months Ended June 30, 2009
Dry Hole Expense	$9	$6	$4	$-	$-	$(1)
Seismic	30	28	-	-	2	-
Staff Expense	32	6	6	1	-	19
Other	4	4	-	-	-	-
Total Exploration Expense	75	44	10	1	2	18
Six Months Ended June 30, 2008
Dry Hole Expense	$68	$27	$1	$8	$-	$32
Seismic	33	29	-	4	-	-
Staff Expense	32	6	4	4	-	18
Other	10	10	-	-	-	-
Total Exploration Expense	143	72	5	16	-	50

(1)	Other international includes amounts spent in support of various international new ventures.

Oil and gas exploration expense for the second quarter and first six months of 2009 decreased primarily due to lower dry hole expense.  Dry hole expense for the second quarter of 2009 related to an unsuccessful exploratory well drilled in the Northern region of our US operations. Dry hole expense for 2008 was due primarily to an exploration well offshore Suriname and in the deepwater Gulf of Mexico which did not encounter hydrocarbons in commercial quantities. US seismic expense for 2009 and 2008 represents seismic expense incurred in support of the annual central Gulf of Mexico lease sales.

Exploration expense also includes stock-based compensation expense of $2 million and $1 million for second quarter 2009 and 2008, respectively, and $5 million and $1 million for the first six months of 2009 and 2008, respectively.

Depreciation, Depletion and Amortization – DD&A expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except unit rate)
DD&A Expense	$192	$194	$389	$395
Accretion of Discount on Asset Retirement Obligations	4	2	7	4
Total DD&A Expense	$196	$196	$396	$399
Unit Rate per BOE (1)	$10.88	$10.30	$10.95	$10.36

(1)
Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees. Sales volumes include natural gas sales to an LNG plant in Equatorial Guinea. The inclusion of these volumes reduced the unit rate by $1.82 per BOE and $1.34 per BOE for second quarter 2009 and 2008, respectively, and $1.75 and $1.32 per BOE for the first six months of 2009 and 2008, respectively.

Total DD&A expense for the second quarter and first six months of 2009 was flat as compared with 2008.  DD&A expense for the Wattenberg, Rocky Mountain, and Mid-continent areas of our Northern region increased due to higher production in the Piceance basin, higher capital spending necessary to complete these projects, and negative reserve revisions  related to lower year-end 2008 commodity prices. These increases were offset by decreases in DD&A expense due to lower sales volumes in the deepwater Gulf of Mexico, North Sea and Israel. See Oil, Gas and NGL Sales above. DD&A expense included $4 million abandoned asset expense during the first six months of 2009 and higher accretion expense for the second quarter and first six months of 2009.

The unit rate per BOE increased for both the second quarter and first six months of 2009 as compared with 2008 due to the change in mix of production, including a reduction in Israel sales volumes (which have a lower DD&A rate), and higher capital spending and negative reserve revisions in the Northern region, as described above.

General and Administrative Expense – General and administrative expense (G&A) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

G&A Expense (in millions)	$60	$61	$119	$121
Unit Rate per BOE (1)	$3.35	$3.21	$3.29	$3.15

(1)
Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees. Sales volumes include natural gas sales to an LNG plant in Equatorial Guinea. The inclusion of these volumes reduced the unit rate by $0.68 per BOE and $0.52 per BOE for second quarter 2009 and 2008, respectively and $0.63 per BOE and $0.50 per BOE for the first six months of 2009 and 2008, respectively.

G&A expense during the second quarter and first six months of 2009 remained flat. It included stock-based compensation expense of $9 million and $10 million for the second quarter of 2009 and 2008, respectively, and $17 million and $19 million for the first six months of 2009 and 2008, respectively. The unit rate per BOE for the second quarter and first six months of 2009 increased as compared with 2008 due to lower sales volumes.

Asset Impairments – During first quarter 2009 we recorded total pre-tax (non-cash) impairment charges of $437 million on certain US oil and gas properties, primarily due to lower natural gas prices. In determining the fair values of the impaired properties, we applied the principles of fair value measurements as defined by US GAAP. These principles require that fair values be determined from the perspective of a market participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market and assumptions around the highest and best use of the assets.

Due to the absence of comparable market data for the impaired properties, we estimated the fair values using a discounted cash flow method. Estimated future cash flows were based on management’s expectations for the future and included management’s estimates of future oil and gas production, commodity prices based on published commodity futures price strips as of March 31, 2009, operating and development costs, as well as appropriate discount rates. Due to the use of significant unobservable inputs, the fair values of the impaired properties were classified as Level 3 measurements in the fair value hierarchy. A change in any of the assumptions used, such as a significant increase or decrease in estimated commodity prices or production, could have had a significant impact on the amount of the impairment loss recognized. There were no asset impairments during second quarter 2009. See Item 1. Financial Statements – Note 5 – Fair Value Measurements.

Other Operating Expense, Net – Other operating expense, net includes electricity generation expense and GMP expense. See Item 1. Financial Statements – Note 2 – Basis of Presentation.

Loss on Commodity Derivative Instruments – See Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities and Note 5 – Fair Value Measurements.

Interest Expense and Capitalized Interest – Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Interest Expense	$35	$23	$59	$49
Capitalized Interest	(12)	(6)	(18)	(15)
Interest Expense, net	$23	$17	$41	$34

Interest expense increased $12 million for second quarter 2009 and $10 million for the first six months of 2009, as compared with 2008. The increase in interest expense primarily relates to our $1 billion 8¼% senior unsecured notes due March 1, 2019, which we issued on February 27, 2009. This increase was partially offset by a significant decrease in credit facility interest expense due to a decline in both the average outstanding balance and the average interest rate. See also Liquidity and Capital Resources – Financing Activities below.

The increases in the amount of interest capitalized are due to higher development work in progress related to extended projects in West Africa and the Gulf of Mexico.

Other (Income) Expense, Net – See Item 1. Financial Statements – Note 2 – Basis of Presentation.

Income Tax Provision (Benefit) – The income tax provision (benefit) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Tax Provision (Benefit) (in millions)	$(33)	$(54)	$(218)	$48
Effective Rate	37%	27%	47%	40%

See Item 1. Financial Statements – Note 11 – Income Taxes for a discussion of the change in our effective tax rate during the first six months of 2009 as compared with 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Our primary cash needs are to fund operating expenses and capital expenditures related to the acquisition, exploration and development of crude oil and natural gas properties, to repay outstanding borrowings and associated interest payments and other contractual commitments and to pay dividends. Traditional sources of our liquidity are cash on hand, cash flows from operations and available borrowing capacity under credit facilities. Occasional sales of non-strategic crude oil and natural gas properties as well as our periodic access to capital markets may also generate cash.

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

Cash and Cash Equivalents – We had $956 million in cash and cash equivalents at June 30, 2009. Our cash is denominated in US dollars and is invested in US Treasury securities and short-term deposits with major financial institutions. In response to the credit market crisis, we shortened the duration of our investment maturities and increased our investments in US Treasury securities.

A majority of this cash is attributable to our foreign subsidiaries and most would be subject to US income taxes if repatriated. We currently intend to use our international cash to fund international projects, including the development of West Africa and Israel.

During fourth quarter 2008, we performed an analysis of projected short-term working capital needs as well as long-term capital requirements for our US and foreign operations. As a result, we repatriated $180 million of the accumulated earnings of foreign subsidiaries during first quarter 2009. We used the proceeds for debt repayment and general corporate purposes. See Item 1. Financial Statements – Note 11 – Income Taxes for a discussion of the related income tax effects.

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

Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs. As of June 30, 2009, the fair value of our commodity derivative assets was $210 million and the fair value of our commodity derivative liabilities was $92 million (after consideration of netting agreements). See Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities for a discussion of counterparty credit risk and Note 5 – Fair Value Measurements for a description of the methods we use to estimate the fair values of commodity derivative instruments.

Contractual Obligations
In February 2009, we completed an underwritten public offering of $1 billion of 8¼% senior unsecured notes due March 1, 2019. See Financing Activities below. As a result, our future debt principal payments as of June 30, 2009 consist of the following: $785 million for 2012; and $1.6 billion for 2014 and beyond for a total of $2.4 billion. Based on the total debt balance, scheduled maturities and interest rates in effect at June 30, 2009, our cash payments for interest would be $66 million for the remainder of 2009; $132 million in 2010; $132 million in 2011; $132 million in 2012; $127 million in 2013; and $1.3 billion for the remaining years for a total of $1.9 billion. See Item 1. Financial Statements – Note 3 – Debt.

Cash Flows
Cash flow information is as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Total Cash Provided By (Used in):
Operating Activities	$498	$1,154
Investing Activities	(777)	(823)
Financing Activities	95	(8)
Increase (Decrease) in Cash and Cash Equivalents	$(184)	$323

Operating Activities – Net cash provided by operating activities for the first six months of 2009 decreased as compared with the first six months of 2008 due primarily to decreases in commodity prices.

Investing Activities – Our investing activities include capital spending on a cash basis for oil and gas properties, which may be offset by proceeds from property sales. Net cash used in investing activities decreased by $46 million during the first six months of 2009 as compared with the first six months of 2008. Activity for the first six months of 2008 included capital spending of $932 million, which was partially offset by net proceeds of $109 million from asset sales. See Investing Activities – Acquisition, Capital and Exploration Expenditures below.

Financing Activities – Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first six months of 2009, we received $989 million net proceeds from the issuance of our 8¼% senior notes, and $16 million of funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options. We used $821 million cash for net repayments of amounts outstanding under our revolving credit facility and repaid $25 million of an installment note. We also paid $63 million in cash dividends on our common stock and used $1 million to repurchase shares of our common stock.

In comparison, during the first six months of 2008, $47 million of funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options, and we paid $53 million in cash dividends on our common stock and used $2 million to repurchase shares of our common stock. There were no net changes in outstanding debt.

Investing Activities
Acquisition, Capital and Exploration Expenditures – Information for investing activities, which consist of capital spending (including seismic expense) on an accrual basis, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition	$46	$87	$62	$263
Exploration	50	198	145	243
Development	198	261	429	506
Corporate and Other	29	15	73	34
Total	$323	$561	$709	$1,046

Unproved property acquisition costs for the first six months of 2009 and 2008 include primarily lease bonuses on deepwater lease blocks acquired in central Gulf of Mexico lease sales.

Property Sales – In February 2008, effective July 1, 2007, we sold our interest in Argentina for a sales price of $117.5 million. The gain on sale was deferred until second quarter 2009 when the Argentine government approved the sale.

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

As a result, at June 30, 2009, borrowings outstanding under the credit facility totaled $785 million, leaving in excess of $1.3 billion available for use. The weighted average interest rate applicable to borrowings under the credit facility at June 30, 2009 was 0.62%.

Our outstanding fixed-rate debt, including the new 8¼% senior unsecured notes discussed above, totaled $1.6 billion at June 30, 2009. The weighted average interest rate on fixed-rate debt was 7.73%, with maturities ranging from 2014 to 2097.

Our ratio of debt-to-book capital was 29% at June 30, 2009 as compared with 26% at December 31, 2008. We define our ratio of debt-to-book capital as total debt (which includes both long-term debt, excluding unamortized discount, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Short-Term Borrowings – In May 2009, we made the final $25 million installment payment to the seller of properties we purchased in 2007. Interest on the unpaid amount was due quarterly and accrued at a LIBOR rate plus .30%. The interest rate was 1.51% at the date of payment.

Our committed credit facility has been supplemented by short-term borrowings under various uncommitted credit lines used for working capital purposes. Uncommitted credit lines may be offered by certain banks from time to time at rates negotiated at the time of borrowing. There were no amounts outstanding under uncommitted credit lines at June 30, 2009 or December 31, 2008. Depending upon future credit market conditions, these sources may or may not be available. However, we are not dependent on them to fund our day-to-day operations.

Dividends – We paid total cash dividends of 36.0 cents per share of common stock during the first six months of 2009 and 30.0 cents per share of common stock during the first six months of 2008. On July 28, 2009, our Board of Directors declared a quarterly cash dividend of 18.0 cents per common share, payable August 24, 2009 to shareholders of record on August 10, 2009. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Exercise of Stock Options – We received cash proceeds of $13 million from the exercise of stock options during the first six months of 2009 as compared with $24 million during the first six months of 2008.

Common Stock Repurchases – We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 17,510 shares with a value of $1 million during the first six months of 2009 and 32,518 shares with a value of $2 million during the first six months of 2008.

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

At June 30, 2009, we had entered into variable to fixed price commodity swaps, collars and basis swaps related to crude oil and natural gas sales. Our open commodity derivative instruments were in a net receivable position with a fair value of $118 million. Based on the June 30, 2009 published commodity futures price strips for the underlying commodities, a price increase of $1.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative receivable by approximately $10 million. A price increase of $0.10 per MMBtu for natural gas would decrease the fair value of our net commodity derivative receivable by approximately $11 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 4 – Derivative Instruments and Hedging Activities.

Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our revolving credit facility and other variable-rate debt and the amount of interest we earn on our short-term investments.

At June 30, 2009, we had $2.4 billion (excluding unamortized discount) of long-term debt outstanding. Of this amount, $1.6 billion was fixed-rate debt with a weighted average interest rate of 7.73%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

The remainder of our long-term debt, $785 million at June 30, 2009, was variable-rate debt drawn under our credit facility.  Variable-rate debt exposes us to the risk of earnings or cash flow loss due to increases in market interest rates. We estimate that a hypothetical 25 basis point change in the floating interest rates applicable to the June 30, 2009 balance of our variable-rate debt would result in a change in annual interest expense of approximately $2 million.

We occasionally enter into forward contracts or swap agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate swaps or interest rate “locks” used as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. At June 30, 2009, AOCL included $2 million, net of tax, related to interest rate locks. This amount is currently being reclassified into earnings as adjustments to interest expense over the term of our 5¼% Senior Notes due April 2014. We currently have no treasury locks outstanding.

We are also exposed to interest rate risk related to our short-term investments. As of June 30, 2009, approximately 50% of our cash was invested in US Treasury securities. A hypothetical 25 basis point change in the floating interest rates applicable to the June 30, 2009 short-term investment balance would result in a change in annual interest income of approximately $1 million.

Foreign Currency Risk
The US dollar is considered the functional currency for each of our international operations. Substantially all of our international crude oil, natural gas and NGL production is sold pursuant to US dollar denominated contracts. Transactions, such as operating costs and administrative expenses that are paid in a foreign currency, are remeasured into US dollars and recorded in the financial statements at prevailing currency exchange rates. Certain monetary assets and liabilities, such as foreign deferred tax liabilities in certain foreign tax jurisdictions, are denominated in a foreign currency. An increase in exchange rates between the US dollar and the currency of the foreign tax jurisdiction in which these liabilities are located could result in the use of additional cash to settle these liabilities. Transaction gains or losses were not material in any of the periods presented and are included in other (income) expense, net in the consolidated statements of operations.

In the UK sector of our North Sea operations, significant future capital commitments and certain operating expenses are expected to be denominated in British pounds. Therefore, our cash flows could be impacted by future changes in the exchange rate between the US dollar and the British pound. We currently have no foreign currency derivative instruments outstanding. However, we may enter into foreign currency derivative instruments (such as forward contracts, costless collars or swap agreements) in the future if we determined that it is necessary to invest in such instruments in order to mitigate our foreign currency exchange risk.

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

Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included herein, if any, and included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2008, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2008 are available on our website at www.nobleenergyinc.com.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our acting principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective. There were no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item I. Financial Statements – Note 14 – Commitments and Contingencies.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 or our Annual Report on Form 10-K for the year ended December 31, 2008, other than the following:

Federal climate change regulation could increase our operating and capital costs.

The American Clean Energy and Security Act of 2009 (ACES), also known as the Waxman-Markey Bill, was approved by the House of Representatives on June 26, 2009. The ACES, if passed by the Senate, would establish a variant of a “cap-and-trade” plan for greenhouse gases (GHG) in order to address climate change. A “cap-and-trade” plan would require businesses that emit more greenhouse gases than permitted to acquire emission allowances from other businesses that emit greenhouse gases at levels lower than the limits specified and then surrender these allowances as a credit against such emissions. As a result of such a plan, we could be required to purchase and surrender emission allowances for GHG emissions resulting from our operations.

Although it is not possible at this time to predict the final outcome of the ACES, any new federal restrictions on GHG emissions, including a cap-and-trade-plan, that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on our business or demand for the crude oil and natural gas we produce.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual stockholders meeting was held at 9:30 a.m., Central Time, on Tuesday, April 28, 2009 in The Woodlands, Texas.

(b)
Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees as listed in the proxy statement and all such nominees were duly elected.

(c)
Out of a total of 173,328,806 shares of our common stock outstanding and entitled to vote, 158,577,955 shares were present in person or by proxy, representing 91.49% of the outstanding shares of common stock.

The stockholder voting results are as follows:

Proposal I.  Election of our Board of Directors to serve until the next annual stockholders meeting.

	Number of Shares Voting For Election As Director	Number of Shares Withholding Authority To Vote for Election As Director
Jeffrey L. Berenson	155,834,018	2,743,937
Michael A. Cawley	152,273,049	6,304,906
Edward F. Cox	155,358,078	3,219,877
Charles D. Davidson	155,278,394	3,299,561
Thomas J. Edelman	157,425,631	1,152,324
Eric P. Grubman	157,954,331	623,624
Kirby L. Hedrick	155,909,611	2,668,344
Scott D. Urban	157,595,343	982,612
William T. Van Kleef	157,671,218	906,737

Proposal II.  Ratification of appointment of KPMG LLP as our independent auditors.
(For 157,421,503; Against 1,082,482; Abstaining 73,970)

Proposal III.  Ratification of amendment of 1992 Stock Option and Restricted Stock Plan to increase the number of shares of common stock authorized for issuance under the plan from 22,000,000 to 24,000,000.

(For 93,068,057; Against 54,295,631; Abstaining 97,536; Broker Non-Vote 11,116,731)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date	July 30, 2009	/s/ Frederick B. Bruning
Frederick B. Bruning Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1
Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (as amended through April 28, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2009).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Acting Principal Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Company’s Acting Principal Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101
The following materials from the Noble Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.