Form 10-Q
period 2010-09-30
NOBLE ENERGY INC
filed 2010-10-28
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of October 15, 2010, there were 175,094,899 shares of the registrant’s common stock, par value $3.33 1/3 per share, outstanding.

Noble Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Oil, Gas and NGL Sales	$704	$573	$2,102	$1,440
Income from Equity Method Investees	34	25	85	52
Other Revenues	17	23	52	61
Total	755	621	2,239	1,553
Costs and Expenses
Production Expense	141	131	430	390
Exploration Expense	35	27	167	102
Depreciation, Depletion and Amortization	231	205	662	601
General and Administrative	65	53	194	173
Gain on Asset Sale	(114)	-	(114)	(24)
Asset Impairments	100	-	100	437
Other Operating (Income) Expense, Net	4	34	59	46
Total	462	450	1,498	1,725
Operating Income (Loss)	293	171	741	(172)
Other (Income) Expense
(Gain) Loss on Commodity Derivative Instruments	(38)	28	(280)	95
Interest, Net of Amount Capitalized	21	23	60	64
Other Non-Operating (Income) Expense, Net	12	5	(1)	18
Total	(5)	56	(221)	177
Income (Loss) Before Income Taxes	298	115	962	(349)
Income Tax Provision (Benefit)	66	8	289	(210)
Net Income (Loss)	$232	$107	$673	$(139)

Earnings (Loss) Per Share, Basic	$1.33	$0.62	$3.86	$(0.80)
Earnings (Loss) Per Share, Diluted	1.31	0.61	3.80	(0.80)

Weighted Average Number of Shares Outstanding, Basic	175	173	175	173
Weighted Average Number of Shares Outstanding, Diluted	177	175	178	173

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)

	(unaudited) September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$1,149	$1,014
Accounts Receivable, Net	532	465
Other Current Assets	322	199
Total Assets, Current	2,003	1,678
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	13,937	12,584
Property, Plant and Equipment, Other	260	240
Total Property, Plant and Equipment, Gross	14,197	12,824
Accumulated Depreciation, Depletion and Amortization	(4,286)	(3,908)
Total Property, Plant and Equipment, Net	9,911	8,916
Goodwill	696	758
Other Noncurrent Assets	479	455
Total Assets	$13,089	$11,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$924	$548
Other Current Liabilities	493	442
Total Liabilities, Current	1,417	990
Long-Term Debt	2,194	2,037
Deferred Income Taxes, Noncurrent	2,187	2,076
Other Noncurrent Liabilities	554	547
Total Liabilities	6,352	5,650

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	-	-
Common Stock - Par Value $3.33 1/3 per share; 250 Million Shares Authorized; 195 Million and 194 Million Shares Issued, Respectively	650	645
Additional Paid in Capital	2,349	2,260
Accumulated Other Comprehensive Loss	(155)	(75)
Treasury Stock, at Cost; 19 Million Shares	(627)	(615)
Retained Earnings	4,520	3,942
Total Shareholders’ Equity	6,737	6,157
Total Liabilities and Shareholders’ Equity	$13,089	$11,807

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$673	$(139)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	662	601
Dry Hole Cost	57	11
Gain on Asset Sales	(114)	(24)
Asset Impairments	100	437
Deferred Income Taxes	109	(443)
Dividends (Income) from Equity Method Investees, Net	6	(15)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(215)	508
Other Adjustments for Noncash Items Included in Income	40	39
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(63)	92
Decrease in Other Current Assets	18	25
Increase (Decrease) in Accounts Payable	214	(65)
Increase (Decrease) in Other Current Liabilities	(17)	10
Other Operating Assets and Liabilities, Net	(18)	(51)
Net Cash Provided by Operating Activities	1,452	986

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,326)	(1,012)
DJ Basin Asset Acquisition	(458)	-
Proceeds from Sale of Property, Plant and Equipment	552	-
Net Cash Used in Investing Activities	(1,232)	(1,012)

Cash Flows From Financing Activities
Exercise of Stock Options	35	15
Excess Tax Benefits from Stock-Based Awards	19	3
Dividends Paid, Common Stock	(95)	(94)
Purchase of Treasury Stock	(12)	(1)
Proceeds from Credit Facilities	760	340
Repayment of Credit Facilities	(792)	(1,411)
Proceeds from Issuance of Senior Long-Term Debt	-	989
Repayment of Installment Note	-	(25)
Repurchase of Senior Debentures	-	(4)
Net Cash Used in Financing Activities	(85)	(188)
Increase (Decrease) in Cash and Cash Equivalents	135	(214)
Cash and Cash Equivalents at Beginning of Period	1,014	1,140
Cash and Cash Equivalents at End of Period	$1,149	$926

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Common Stock	Additional Paid in Capital	Acumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Shareholders' Equity
December 31, 2009	$645	$2,260	$(75)	$(615)	$3,942	$6,157
Net Income	-	-	-	-	673	673
Stock-based Compensation	-	40	-	-	-	40
Exercise of Stock Options	3	32	-	-	-	35
Tax Benefits Related to Exercise of Stock Options	-	19	-	-	-	19
Restricted Stock Awards, Net	2	(2)	-	-	-	-
Dividends (54 cents per share)	-	-	-	-	(95)	(95)
Changes in Treasury Stock, Net	-	-	-	(12)	-	(12)
Oil and Gas Cash Flow Hedges
Realized Amounts Reclassified Into Earnings	-	-	10	-	-	10
Interest Rate Cash Flow Hedges
Unrealized Change in Fair Value	-	-	(92)	-	-	(92)
Net Change in Other	-	-	2	-	-	2
September 30, 2010	$650	$2,349	$(155)	$(627)	$4,520	$6,737

December 31, 2008	$641	$2,193	$(110)	$(614)	$4,199	$6,309
Net Loss	-	-	-	-	(139)	(139)
Stock-based Compensation	-	37	-	-	-	37
Exercise of Stock Options	2	13	-	-	-	15
Tax Benefits Related to Exercise of Stock Options	-	3	-	-	-	3
Restricted Stock Awards, Net	2	(2)	-	-	-	-
Dividends (54 cents per share)	-	-	-	-	(94)	(94)
Changes in Treasury Stock, Net	-	-	-	(1)	-	(1)
Oil and Gas Cash Flow Hedges
Realized Amounts Reclassified Into Earnings	-	-	28	-	-	28
September 30, 2009	$645	$2,244	$(82)	$(615)	$3,966	$6,158

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

Note 2.  Basis of Presentation
Presentation   Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US generally accepted accounting principles (GAAP) for complete financial statements. The accompanying consolidated financial statements at September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain reclassifications of amounts previously reported have been made to conform to current year presentations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Other Revenues
Electricity Sales (1)	$19	$20	$53	$51
Other	(2)	3	(1)	10
Total	$17	$23	$52	$61
Production Expense
Lease Operating Expense	$95	$88	$283	$281
Production and Ad Valorem Taxes	29	25	96	66
Transportation Expense	17	18	51	43
Total	$141	$131	$430	$390
Other Operating (Income) Expense, Net
Rig Contract Termination Expense (2)	$-	$-	$27	$-
Electricity Generation Expense (1)	9	19	26	-
Write-down of SemCrude L.P. Receivable	-	12	-	12
Miscellaneous Income	(13)	-	(13)	-
Other, Net	8	3	19	34
Total	$4	$34	$59	$46
Other Non-Operating (Income) Expense, Net
Deferred Compensation (3)	$15	$7	$4	$18
Interest Income	(1)	(1)	(4)	(2)
Other (Income) Expense, Net	(2)	(1)	(1)	2
Total	$12	$5	$(1)	$18

(1)
Includes amounts related to our wholly-owned Ecuador integrated power project. The project includes the Amistad natural gas field, offshore Ecuador, which supplies natural gas to fuel the Machala power plant located in Machala, Ecuador. Electricity generation expense includes all operating and non-operating expenses associated with the plant, including depreciation, depletion and amortization expense (DD&A) and changes in the allowance for doubtful accounts. Electricity generation expense for the first nine months of 2009 includes a reduction in the allowance for doubtful accounts of $36 million.

(2)	See Note 5. Impact of Federal Deepwater Moratorium.

(3)	Amount represents increases in the fair value of our common stock held in a rabbi trust.

Noble Energy, Inc.
Notes to Consolidated Financial Statements
 (unaudited)

Balance Sheet Information   Other balance sheet information is as follows:

	September 30,	December 31,
	2010	2009
(millions)
Accounts Receivable, Net
Commodity Sales	$266	$205
Joint Interest Billings	256	140
Refund of Deepwater Gulf of Mexico Royalties (1)	-	97
Other	37	54
Allowance for Doubtful Accounts	(27)	(31)
Total	$532	$465
Other Current Assets
Inventories, Current	$104	$89
Commodity Derivative Assets, Current	113	13
Deferred Income Taxes, Net, Current	76	32
Assets Held-for-Sale (2)	4	-
Prepaid Expenses and Other Assets, Current	25	65
Total	$322	$199
Other Noncurrent Assets
Equity Method Investments	$299	$303
Mutual Fund Investments	112	108
Commodity Derivative Assets, Noncurrent	23	1
Other Assets, Noncurrent	45	43
Total	$479	$455
Accounts Payable - Trade
Capital Costs	$605	$277
Royalties Payable	93	65
Lease Operating Expense	36	27
Rig Contract Termination Expense (3)	16	-
Other	174	179
Total	$924	$548
Other Current Liabilities
Production and Ad Valorem Taxes	$117	$103
Commodity Derivative Liabilities, Current	5	100
Interest Rate Derivative Liability, Current (4)	141	-
Income Taxes Payable	79	60
Asset Retirement Obligations, Current	33	51
Interest Payable	24	37
Other	94	91
Total	$493	$442
Other Noncurrent Liabilities
Deferred Compensation Liabilities, Noncurrent	$226	$213
Asset Retirement Obligations, Noncurrent	202	181
Accrued Benefit Costs, Noncurrent	68	76
Commodity Derivative Liabilities, Noncurrent	6	17
Other	52	60
Total	$554	$547

(1)
During 2010, we received a refund, including interest thereon, attributable to royalties that we previously paid on crude oil and natural gas produced in the deepwater Gulf of Mexico from January 1, 2003 through July 31, 2009.

(2)	We expect to close on a sale of non-core onshore US assets in fourth quarter 2010.

(3)	See Note 5. Impact of Federal Deepwater Moratorium.

(4)	See Note 7. Derivative Instruments and Hedging Activities and Note 8. Fair Value Measurement and Disclosures for further discussion.

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

The FASB also issued new guidance requiring additional disclosures about fair value measurements, adding a new requirement to disclose transfers in and out of Levels 1 (quoted prices in active markets) and 2 (significant other observable inputs) measurements and gross presentation of activity within a Level 3 (significant unobservable inputs) roll forward. The guidance also clarified existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. We adopted this guidance effective first quarter 2010. Adoption had no impact on our financial position or results of operations. See Note 8. Fair Value Measurements and Disclosures.

Note 3.  Acquisitions and Divestitures

Sale of Non-Core Onshore US Assets   On August 12, 2010, we closed the sale of certain non-core assets in the Mid-Continent and Illinois Basin areas.  Information regarding the sale is as follows:

Three Months Ended September 30,
2010
(millions)
Cash Proceeds	$552
Less
Net Book Value of Assets Sold	(394)
Goodwill Allocated to Assets Sold	(61)
Asset Retirement Obligations Associated with Assets Sold	10
Other Closing Adjustments	7
Gain on Asset Sale	$114

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

The total purchase price and allocation of the total purchase price are as follows:

September 30,
2010
(millions)
Total Purchase Price
Cash Paid	$458
Net Liabilities Assumed	40
Total	$498

Allocation of Total Purchase Price
Proved Oil and Gas Properties	$352
Unproved Oil and Gas Properties	146
Total	$498

The difference between the total purchase price and the fair values of the assets acquired was de minimis.

To estimate the fair values of the properties, we used an income approach as comparable market data was not available.
We utilized a discounted cash flow model which took into account the following inputs to arrive at estimates of future net cash flows:

•	estimated quantities of crude oil and natural gas prepared by our qualified petroleum engineers;
•	estimated future commodity prices based on NYMEX crude oil and natural gas futures prices as of the acquisition date and adjusted for estimated location and quality differentials;
•	estimated future production rates based on our experience with similar DJ Basin properties which we operate; and
•	estimated timing and amounts of future operating and development costs based on our experience with similar DJ Basin properties which we operate.

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

Related transaction costs were expensed. We have not presented pro forma information for the acquired business as the impact of the acquisition was not material to our consolidated balance sheet as of September 30, 2010, or our consolidated results of operations for the three and nine months ended September 30, 2010.

Sale of Argentina   In February 2008, we sold our interest in Argentina. The $24 million gain on sale was deferred until second quarter 2009 when the Argentine government approved the sale.

Note 4.  Asset Impairments
2010   Due to recent declines in natural gas prices and recent drilling results, we determined that the carrying amounts of our Iron Horse development and certain other Gulf of Mexico US properties were not recoverable from future cash flows and, therefore, were impaired at September 30, 2010. We also recorded an impairment related to non-core, New Albany Shale assets held-for-sale at September 30, 2010.

2009   We determined that the carrying amount of Granite Wash, an onshore US area where we have significantly reduced investments beginning in 2007, was not recoverable from future cash flows and, therefore, was impaired.  We also impaired our Gulf of Mexico Main Pass asset. The assets were reduced to their estimated fair values.

Impairments related to the following properties:

	Nine Months Ended September 30,
	2010	2009
(millions)
Iron Horse development (onshore US)	$71	$-
New Albany Shale held-for-sale (onshore US)	19	-
Granite Wash (onshore US)	-	389
Gulf of Mexico assets	10	48
Total	$100	$437

New Albany Shale assets held-for-sale were reduced to expected sales proceeds less costs to sell. We reduced the remaining properties to their fair values using a discounted cash flow method, as comparable market data was not available. The discounted cash flow models included management’s estimates of future oil and gas production, commodity prices based on forward commodity price curves as of the date of the estimate, operating and development costs, and discount rates. See Note 8. Fair Value Measurements and Disclosures.

Note 5.  Impact of Federal Deepwater Moratorium
During second quarter 2010, a six-month moratorium on drilling in the deepwater Gulf of Mexico (Federal Deepwater Moratorium or Moratorium) was enacted in response to a blowout and fire on a deepwater drilling rig, Deepwater Horizon, which was engaged in drilling operations for another operator (the Deepwater Horizon Incident or the Incident). The Incident resulted in the loss of life and a significant oil spill. As a result, all deepwater drilling activities in progress at the time the Moratorium was announced were suspended.

As a result of the Moratorium, we entered into an agreement to terminate our contract for the Noble Clyde Boudreaux drilling rig and recognized rig contract termination expense of $27 million during the first nine months of 2010, in accordance with GAAP for contract termination costs. The amount is included in other operating (income) expense, net in our consolidated statements of operations. The US reporting unit recorded a related liability for accrued rig contract termination expense as follows:

Nine Months Ended
September 30,
2010
(millions)
Balance, Beginning of Period	$-
Amount Incurred and Charged to Expense During Period	27
Amount Paid During Period	(11)
Balance, End of Period	$16

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 6.   Debt
Our debt consists of the following:

	September 30,		December 31,
	2010		2009
	Debt	Interest Rate	Debt	Interest Rate
(millions, except percentages)
Credit Facility	$350	0.57%	$382	0.54%
5¼% Senior Notes, due April 15, 2014	200	5.25%	200	5.25%
8¼% Senior Notes, due March 1, 2019	1,000	8.25%	1,000	8.25%
7¼% Notes, due October 15, 2023	100	7.25%	100	7.25%
8% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
7¼% Senior Debentures, due August 1, 2097	84	7.25%	84	7.25%
FPSO Lease Obligation (1)	217	-	29	-
Total	2,201		2,045
Unamortized Discount	(7)		(8)
Total Debt, Net of Discount	$2,194		$2,037

(1)
Amount reported is based on percentage of floating production, storage and offloading vessel (FPSO) construction activities completed as of September 30, 2010, and therefore does not reflect future minimum lease obligations. The increase in the FPSO lease obligation is a non-cash financing activity.

Note 7.  Derivative Instruments and Hedging Activities
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

We have also begun to use three-way collars in addition to our two-way collars.  A three-way collar consists of a two-way collar contract combined with a put option contract sold by us with a price below the floor price of the two-way collar.  We receive price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option floor price. If commodity prices fall below the sold put option floor price, we receive the cash market price plus the delta between the two put option floor prices. This type of instrument allows us to capture more value in a rising commodity price environment, but limits our benefits in a downward commodity price environment.

While these instruments mitigate the cash flow risk of future reductions in commodity prices, they may also curtail benefits from future increases in commodity prices.

We also use derivative instruments to manage interest rate risk by entering into forward contracts or swap agreements to minimize the impact of interest rate fluctuations associated with fixed or floating rate borrowings. We have historically designated these as cash flow hedges.

All derivative instruments are reflected as either assets or liabilities at fair value in our consolidated balance sheets. See Note 8. Fair Value Measurements and Disclosures for a discussion of methods and assumptions used to estimate the fair values of derivative instruments and gross amounts of derivative assets and liabilities.

Counterparty Credit Risk   Derivative instruments expose us to counterparty credit risk. Our commodity derivative instruments are currently with a diversified group of counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election.

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices as well as incur a loss.  We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments in an asset position.

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Unsettled Derivative Instruments   As of September 30, 2010, we had entered into the following crude oil derivative instruments:

	Variable to Fixed Price Swaps			Two Way Collars
Period	Index	Bbls Per Day	Weighted Average Fixed Price	Index	Bbls Per Day	Weighted Average Floor Price	Weighted Average Ceiling Price

4th Qtr 2010	NYMEX WTI	3,000	$83.36	NYMEX WTI	14,500	$61.48	$75.63
4th Qtr 2010	Dated Brent	1,000	80.05	Dated Brent	7,000	64.00	73.96
2010 Average		4,000	82.53		21,500	62.30	75.09

2011	NYMEX WTI	5,000	85.52	NYMEX WTI	13,000	80.15	94.63

2012	NYMEX WTI	5,000	91.84	-	-	-	-
2012	Dated Brent	5,000	83.09	-	-	-	-
2012 Average		10,000	87.47	-	-	-	-

	Three Way Collars
Period	Index	Bbls Per Day	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price

2011	NYMEX WTI	5,000	$56.00	$76.00	$101.46

2012	NYMEX WTI	12,000	60.00	81.25	101.06

Between October 1 and October 18, 2010, we entered into additional NYMEX WTI three way collars covering 6,000 Bbls per day for calendar year 2012 with a weighted average short put price, floor price and ceiling price of $60.00, $85.00 and $100.02, respectively.

As of September 30, 2010, we had entered into the following natural gas derivative instruments:

	Variable to Fixed Price Swaps			Two Way Collars
Period	Index	MMBtu Per Day	Weighted Average Fixed Price	Index	MMBtu Per Day	Weighted Average Floor Price	Weighted Average Ceiling Price

4th Qtr 2010	NYMEX HH	40,000	$6.10	NYMEX HH (1)	210,000	$5.90	$6.73
4th Qtr 2010	-	-	-	IFERC CIG (2)	15,000	6.25	8.10
2010 Average		40,000	6.10		225,000	5.93	6.82

2011	NYMEX HH	25,000	6.41	NYMEX HH	140,000	5.95	6.82

	Three Way Collars
Period	Index	MMBtu Per Day	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price

2011	NYMEX HH	50,000	$4.00	$5.00	$6.70

2012	NYMEX HH	50,000	4.75	5.50	7.92

(1)	Henry Hub
(2)	Colorado Interstate Gas - Northern System

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

As of September 30, 2010, we had entered into the following natural gas basis swaps:

	Basis Swaps
Period	Index	Index Less Differential	MMBtu Per Day	Weighted Average Differential
4th Qtr 2010	IFERC CIG	NYMEX HH	110,000	$(1.49)
2011	IFERC CIG	NYMEX HH	140,000	(0.70)
2012	IFERC CIG	NYMEX HH	150,000	(0.52)

Fair Value Amounts and Gains and Losses on Derivative Instruments   The fair values of derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments

	Asset Derivative Instruments				Liability Derivative Instruments
	September 30,		December 31,		September 30,		December 31,
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(millions)
Commodity Derivative Instruments (Not Designated as Hedging Instruments)	Current Assets	$113	Current Assets	$13	Current Liabilities	$5	Current Liabilities	$100
	Noncurrent Assets	23	Noncurrent Assets	1	Noncurrent Liabilities	6	Noncurrent Liabilities	17

Interest Rate Derivative Instruments (Designated as Hedging Instruments)	Current Assets	-	Current Assets	-	Current Liabilities	141	Current Liabilities	-
Total		$136		$14		$152		$117

The effect of derivative instruments on our consolidated statements of operations was as follows:

Commodity Derivative Instruments Not Designated as Hedging Instruments

Amount of (Gain) Loss on Derivative Instruments Recognized in Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Realized Mark-to-Market (Gain) Loss	$(33)	$(121)	$(65)	$(413)
Unrealized Mark-to-Market (Gain) Loss	(5)	149	(215)	508
Total (Gain) Loss on Commodity Derivative Instruments	$(38)	$28	$(280)	$95

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Derivative Instruments in Cash Flow Hedging Relationships

	Amount of Loss on Derivative Instruments Recognized in Other Comprehensive (Income) Loss		Amount of Loss on Derivative Instruments Reclassified from Accumulated Other Comprehensive Loss
	2010	2009	2010	2009
(millions)
Three Months Ended September 30,
Commodity Derivative Instruments in Previously Designated Cash Flow Hedging Relationships (1)
Crude Oil Derivative Instruments	$-	$-	$5	$14

Interest Rate Derivative Instruments in Cash Flow Hedging Relationships	47	-	-	-
Total	$47	$-	$5	$14
Nine Months Ended September 30,
Commodity Derivative Instruments in Previously Designated Cash Flow Hedging Relationships (1)
Crude Oil Derivative Instruments	$-	$-	$14	$45
Natural Gas Derivative Instruments	-	-	1	-

Interest Rate Derivative Instruments in Cash Flow Hedging Relationships	141	-	-	-
Total	$141	$-	$15	$45

(1)
Includes effect of commodity derivative instruments previously accounted for as cash flow hedges. Net derivative gains and losses that were deferred in AOCL as of January 1, 2008, as a result of previous cash flow hedge accounting, are reclassified to earnings in future periods as the original hedged transactions occur.

AOCL   As of September 30, 2010, the balance in AOCL included deferred losses of $3 million related to the fair value of commodity derivative instruments previously accounted for as cash flow hedges. The deferred losses are net of deferred income tax benefits of $2 million. All remaining deferred losses will be reclassified to earnings during the period October 1 through December 31, 2010, as the forecasted transactions occur, and will be recorded as a reduction in oil and gas sales of approximately $5 million before tax.

AOCL also included deferred losses of $93 million, net of tax, related to interest rate derivative instruments. Of this amount, $1 million, net of tax, is currently being reclassified into earnings as adjustments to interest expense over the term of our Senior Notes due April 2014. Approximately $92 million will remain in AOCL until fixed-rate debt is issued, at which time we will begin amortizing it to interest expense over the life of the related debt issuance.

Note 8.  Fair Value Measurements and Disclosures

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

Commodity Derivative Instruments   Our commodity derivative instruments consist of variable to fixed price commodity swaps, collars and basis swaps. We estimate the fair values of these instruments based on published forward commodity price curves for the underlying commodities as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty credit risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published credit default swap rates. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms. See Note 7. Derivative Instruments and Hedging Activities.

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
(millions)
September 30, 2010
Financial Assets
Mutual Fund Investments	$112	$-	$-	$-	$112
Commodity Derivative Instruments	-	187	-	(51)	136
Financial Liabilities
Commodity Derivative Instruments	-	(62)	-	51	(11)
Interest Rate Derivative Instrument	-	(141)	-	-	(141)
Portion of Deferred Compensation Liability Measured at Fair Value	(177)	-	-	-	(177)
December 31, 2009
Financial Assets
Mutual Fund Investments	$108	$-	$-	$-	$108
Commodity Derivative Instruments	-	42	-	(28)	14
Financial Liabilities
Commodity Derivative Instruments	-	(145)	-	28	(117)
Portion of Deferred Compensation Liability Measured at Fair Value	(168)	-	-	-	(168)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

DJ Basin Asset Acquisition   See Note 3. Acquisitions and Divestitures.

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Asset Impairments   Information about the impaired assets is as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Pre-tax (Non-cash) Impairment Loss
				Net Book Value
Description
(millions)
Nine Months Ended September 30, 2010
Impaired US Oil and Gas Properties	$-	$-	$48	$148	$100
Nine Months Ended September 30, 2009
Impaired US Oil and Gas Properties	-	-	316	753	437

Onshore US assets held-for-sale were written down to their expected sales proceeds less costs to sell. The fair values of the remaining properties were determined as of the date of the assessment using a discounted cash flow method, as comparable market data was not available. The discounted cash flows were based on management’s expectations for the future. Inputs included estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate. See Note 4. Asset Impairments.

Additional Fair Value Disclosures

Debt   The fair value of fixed-rate debt is estimated based on the published market prices for the same or similar issues.  The carrying amount of floating-rate debt approximates fair value because the interest rate paid on such debt is set for periods of three months or less. See Note 6. Debt.

Fair value information regarding our debt is as follows:

	September 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(millions)
Long-Term Debt, Net of Unamortized Discount (1)	$1,977	$2,385	$2,008	$2,279

(1)	Excludes obligation under FPSO lease.

Note 9.  Capitalized Exploratory Well Costs
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

Nine Months Ended September 30, 2010
(millions)
Capitalized Exploratory Well Costs, Beginning of Period	$432
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	78
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves	(84)
Capitalized Exploratory Well Costs Charged to Expense	(4)
Capitalized Exploratory Well Costs, End of Period	$422

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table provides an aging of capitalized exploratory well costs (suspended well costs) based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	September 30,	December 31,
	2010	2009
(millions)
Exploratory Well Costs Capitalized for a Period of One Year or Less	$108	$158
Exploratory Well Costs Capitalized for a Period Greater Than One Year After Completion of Drilling	314	274
Balance at End of Period	$422	$432
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year After Completion of Drilling	9	5

The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling as of September 30, 2010:

		Suspended Since
	Total	2009	2008	2007 & Prior
(millions)
Project
Blocks O and I (West Africa)	$189	$8	$71	$110
Dalit (Israel)	20	20	-	-
Gunflint (Deepwater Gulf of Mexico)	49	-	49	-
Redrock (Deepwater Gulf of Mexico)	17	-	-	17
Flyndre (North Sea)	13	-	-	13
Selkirk (North Sea)	20	-	-	20
Other	6	3	3	-
Total Exploratory Well Costs Capitalized for a Period Greater Than One Year After Completion of Drilling	$314	$31	$123	$160

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

Israel   The Israel project includes Dalit, a 2009 natural gas discovery located offshore Israel. We are currently working with our partners on a cost-effective development plan.

Gunflint (Deepwater Gulf of Mexico)   Gunflint (Mississippi Canyon Block 948) is our largest deepwater Gulf of Mexico discovery to date. We had planned to drill one or two appraisal wells in 2010. These plans were delayed by the Federal Deepwater Moratorium. We are currently reviewing host platform options, including subsea tieback to an existing third-party host, procurement and modification of an existing platform, or new construction. If we are able to connect to an existing third-party host, the project could have an accelerated completion schedule, thereby absorbing time lost to the drilling delay caused by the Moratorium.

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 10.  Asset Retirement Obligations
Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in asset retirement obligations were as follows:

	Nine Months Ended September 30,
	2010	2009
(millions)
Asset Retirement Obligations, Beginning Balance	$232	$211
Liabilities Incurred	14	6
Liabilities Settled	(35)	(23)
Revision of Estimate	11	23
Accretion Expense	13	11
Asset Retirement Obligations, Ending Balance	$235	$228

Liabilities incurred in 2010 were primarily due to the DJ Basin asset acquisition. Liabilities settled in 2010 related to US onshore assets sold and a Gulf of Mexico shelf asset. Liabilities settled in 2009 related primarily to our Gulf of Mexico Main Pass asset and a deepwater Gulf of Mexico asset. Accretion expense is included in DD&A expense in the consolidated statements of operations.

Note 11.   Employee Benefit Plans
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(millions)
Service Cost	$4	$3	$11	$9
Interest Cost	3	3	10	9
Expected Return on Plan Assets	(3)	(3)	(10)	(10)
Other	1	-	4	1
Net Periodic Benefit Cost	$5	$3	$15	$9

During the nine months ended September 30, 2010, we made cash contributions of $20 million to the pension plan.

Note 12.   Stock-Based Compensation
We recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Stock-Based Compensation Expense	$13	$13	$40	$37
Tax Benefit Recognized	(5)	(5)	(14)	(13)

During the nine months ended September 30, 2010, we granted stock options and awarded shares of restricted stock, subject to service conditions, as follows:

	Number Granted/Awarded	Weighted Average Fair Value
Stock Options	1,027,187	$25.06
Shares of Restricted Stock	420,858	75.08

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 13.  Basic and Diluted Earnings (Loss) Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions, except per share amounts)
Net Income (Loss)	$232	$107	$673	$(139)
Earnings Adjustment from Assumed Conversion of
Dilutive Shares of Common Stock in Rabbi Trust (1)	-	-	3	-
Net Income (Loss) Used for Diluted Earnings Per Share Calculation	$232	$107	$676	$(139)

Weighted Average Number of Shares Outstanding, Basic	175	173	175	173
Incremental Shares from Assumed Conversion of
Dilutive Options, Restricted Stock and Shares of Common Stock in Rabbi Trust	2	2	3	-
Weighted Average Number of Shares Outstanding, Diluted	177	175	178	173
Earnings (Loss) Per Share, Basic	$1.33	$0.62	$3.86	$(0.80)
Earnings (Loss) Per Share, Diluted	1.31	0.61	3.80	(0.80)

(1)
The diluted earnings per share calculation for the nine months ended September 30, 2010 includes an increase to net income related to a deferred compensation loss from Noble Energy shares held in a rabbi trust. When dilutive, the deferred compensation gain or loss (net of tax) is excluded from net income while the Noble Energy shares held in the rabbi trust are included in the diluted share count.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Antidilutive stock options, shares of restricted stock and common shares held in a rabbi trust excluded from calculation above	2	3	2	4

Incremental stock options and shares of restricted stock excluded from calculation of diluted earnings in loss period	-	-	-	2

Note 14.  Income Taxes
The income tax provision (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Current	$42	$92	$180	$233
Deferred	24	(84)	109	(443)
Total Income Tax Provision (Benefit)	$66	$8	$289	$(210)
Effective Tax Rate	22%	7%	30%	60%

Our effective tax rate decreased for the first nine months of 2010 as compared with the first nine months of 2009. For 2010, the effective rate is lower than the federal statutory rate because our income from equity method investees and other permanent differences have the impact of decreasing the effective rate when we have pre-tax income.  In 2009, we had a pre-tax loss resulting in a tax benefit.  In that case, the permanent differences increased the amount of the benefit and, therefore, increased the effective tax rate for the year.

As of December 31, 2009, we had provided a valuation allowance of $28 million against a deferred tax asset of the same amount for the future foreign tax credits associated with deferred tax liabilities recorded by foreign branch operations. In third quarter 2010, we reversed this valuation allowance and recorded a reduction in income tax expense. We now believe it is more likely than not that this deferred tax asset will be realized.

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The deferred tax benefit for the first nine months of 2009 resulted from the reversal of a deferred tax liability recorded in 2008 with respect to unrealized mark-to-market gains which were realized in 2009. In addition, we recorded a deferred tax asset with respect to impairment losses on our US oil and gas properties.

During first quarter 2009, we repatriated $180 million of accumulated earnings of foreign subsidiaries and used the proceeds for debt repayment and general corporate purposes. The repatriation increased US tax expense by $13 million of which $9 million was recorded in 2008.  Repatriation of additional earnings in the future could result in a decrease in our net income and cash flows.

Unrecognized Tax Positions   We do not have significant unrecognized tax benefits as of September 30, 2010. Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. We did not accrue interest or penalties at September 30, 2010, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax, and we believe that we are below the minimum statutory threshold for imposition of penalties.

In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2006, Equatorial Guinea – 2007, China – 2006, Israel – 2008, UK – 2007 and the Netherlands – 2005.

Note 15.  Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items recorded directly to shareholders’ equity and classified as AOCL. Comprehensive income (loss) was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Net Income (Loss)	$232	$107	$673	$(139)
Other Items of Comprehensive Income (Loss)
Oil and Gas Cash Flow Hedges
Realized Losses Reclassified Into Earnings	5	14	15	45
Less Tax Provision	(2)	(5)	(5)	(17)
Interest Rate Cash Flow Hedges
Unrealized Change in Fair Value	(47)	-	(141)	-
Less Tax Provision	16	-	49	-
Net Change in Other	1	-	2	-
Other Comprehensive Income (Loss)	(27)	9	(80)	28
Comprehensive Income (Loss)	$205	$116	$593	$(111)

Note 16.  Segment Information
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Consolidated	United States	West Africa	Eastern Mediterranean	North Sea	Other Int'l and Corporate
(millions)
Three Months Ended September 30, 2010
Revenues from Third Parties	$726	$458	$64	$63	$99	$42
Reclassification from AOCL (1)	(5)	(5)	-	-	-	-
Income from Equity Method Investees	34	-	34	-	-	-
Total Revenues	755	453	98	63	99	42
DD&A	231	184	10	7	20	10
Gain on Asset Sale	(114)	(114)	-	-	-	-
Asset Impairments	100	100	-	-	-	-
(Gain) Loss on Commodity Derivative Instruments	(38)	(49)	11	-	-	-
Income (Loss) Before Income Taxes	298	211	64	51	59	(87)
Three Months Ended September 30, 2009
Revenues from Third Parties	$610	$365	$95	$53	$51	$46
Reclassification from AOCL (1)	(14)	(7)	(7)	-	-	-
Income from Equity Method Investees	25	-	25	-	-	-
Total Revenues	621	358	113	53	51	46
DD&A	205	172	9	6	10	8
(Gain) Loss on Commodity Derivative Instruments	28	34	(6)	-	-	-
Income (Loss) Before Income Taxes	115	42	94	43	25	(89)
Nine Months Ended September 30, 2010
Revenues from Third Parties	$2,169	$1,425	$243	$144	$227	$130
Reclassification from AOCL (1)	(15)	(15)	-	-	-	-
Income from Equity Method Investees	85	-	85	-	-	-
Total Revenues	2,239	1,410	328	144	227	130
DD&A	662	543	28	18	45	28
Gain on Asset Sale	(114)	(114)	-	-	-	-
Asset Impairments	100	100	-	-	-	-
Gain on Commodity Derivative Instruments	(280)	(277)	(3)	-	-	-
Income (Loss) Before Income Taxes	962	681	258	110	132	(219)
Nine Months Ended September 30, 2009
Revenues from Third Parties	$1,546	$964	$238	$105	$120	$119
Reclassification from AOCL (1)	(45)	(23)	(22)	-	-	-
Income from Equity Method Investees	52	-	52	-	-	-
Total Revenues	1,553	941	268	105	120	119
DD&A	601	505	27	16	28	25
Gain on Asset Sale	(24)	-	-	-	-	(24)
Asset Impairments	437	437	-	-	-	-
Loss on Commodity Derivative Instruments	95	76	19	-	-	-
Income (Loss) Before Income Taxes	(349)	(439)	176	77	49	(212)
September 30, 2010
Goodwill	$696	$696	$-	$-	$-	$-
Total Assets	13,089	9,050	2,172	818	730	319
December 31, 2009
Goodwill	758	758	-	-	-	-
Total Assets	11,807	8,669	1,731	486	635	286

(1)
Revenues include decreases resulting from hedging activities. The decreases resulted from hedge gains and losses that were deferred in AOCL, as a result of previous cash flow hedge accounting, and subsequently reclassified to revenues.

Noble Energy, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 17.  Commitments and Contingencies
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

Our financial results for third quarter 2010 included:

•	net income of $232 million, as compared with net income of $107 million for third quarter 2009;
•	gain of $114 million on sale of certain non-core onshore US assets;
•	asset impairment charges of $100 million related to certain US assets;
•
gain on commodity derivative instruments of $38 million (including unrealized mark-to-market gain of $5 million) as compared with a loss on commodity derivative instruments of $28 million (including unrealized mark-to-market loss of $149 million) for third quarter 2009;

•	diluted earnings per share of $1.31, as compared with diluted earnings per share of $0.61 for third quarter 2009;
•	cash flow provided by operating activities of $608 million, as compared with $488 million for third quarter 2009;
•	capital spending (excluding $80 million impact of the FPSO accrual) of $608 million as compared with $224 million for third quarter 2009;
•	net decrease of $32 million principal amount of debt, excluding $188 million increase in FPSO lease accrual, from December 31, 2009;
•	ending cash and cash equivalents balance of $1.1 billion at September 30, 2010 as compared with $1 billion at December 31, 2009;
•	total liquidity of $2.9 billion at September 30, 2010, consisting of ending cash balance plus funds available under credit facility, as compared with $2.7 billion at December 31, 2009; and
•	ratio of debt-to-book capital of 25% (including FPSO lease accrual) at both September 30, 2010 and December 31, 2009.

Significant operational highlights for third quarter 2010 included:

•	record total sales volumes of 230 MBoepd;
•	record Israel natural gas sales of 178 MMcfpd;
•	sanctioned Tamar project, offshore Israel;
•	completed two new Mari-B wells, offshore Israel, maintaining field deliverability of 600 MMcfpd, gross;
•	produced Central DJ Basin liquid volumes of 30 MBpd, up over 35% from the third quarter 2009;
•	increased Central DJ Basin position to over 830,000 net acres;
•	closed on the previously-announced sale of certain Mid-Continent and Illinois Basin assets for $552 million;
•	commenced completion activities at Santa Cruz and Isabela in the deepwater Gulf of Mexico; and
•	concluded field drilling and initiated completions at Aseng, offshore Equatorial Guinea.

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium - Update

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In May 2010, in response to the Incident, the President of the United States announced a six-month moratorium on drilling in the deepwater Gulf of Mexico (Federal Deepwater Moratorium or the Moratorium). Under the Federal Deepwater Moratorium, no new drilling, including sidetracks and bypasses of wells, were allowed in water depths greater than 500 feet. As a result, all deepwater drilling activities in progress at the time the Moratorium was announced were suspended.

During third quarter 2010, the Outer Continental Shelf Safety Oversight Board, established by the Secretary of the Interior, issued its recommendations for the strengthening of permitting, inspections, enforcement and environmental stewardship. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) developed an implementation plan for the recommendations, many of which are already underway or planned.

On September 30, 2010, the Department of the Interior announced two new rules (The Drilling Safety Rule and the Workplace Safety Rule) that are intended to improve drilling safety by strengthening requirements for safety equipment, well control systems, and blowout prevention practices on offshore oil and gas operations, and improve workplace safety.

The Secretary of the Interior lifted the Moratorium on October 12, 2010.  In order for an operator like us to resume deepwater drilling, it is required to comply with existing and newly developed regulations.  The new regulations, among other things, require the chief executive officer of each operator seeking to perform deepwater drilling to certify to the BOEMRE their compliance with all safety regulations and demonstrate they possess the necessary equipment to contain a deepwater well blowout. In light of the newly developed regulations, delays in the permitting process, difficulty or delay in implementing legislative or regulatory changes, or unavailability of drilling rigs, support vessels and equipment, and other oilfield services could delay the resumption of activities in the Gulf of Mexico.

Despite the Federal Deepwater Moratorium, we have been able to move forward on two of our major deepwater projects.

•
Galapagos Project   –   The Galapagos project includes the previously-drilled Santa Cruz and Isabela wells. During the third quarter of 2010, we obtained permits to perform completion work and commenced completion operations.

•
Gunflint Project   –   We are currently reviewing host platform options including subsea tieback to existing third-party host, procurement and modification of existing platform, or new construction. If we are able to connect to an existing third-party host, the project could have an accelerated completion schedule, thereby absorbing time lost to a Moratorium-related delay of up to a year.

We believe an increase in development costs or the delay in drilling activities caused by the Moratorium will not have a significant impact on the total cash flows we expect to derive from the Galapagos and Gunflint projects, which are expected to commence in 2011 and 2015, respectively.

The Deepwater Horizon Incident is likely to have a significant and lasting effect on the US offshore energy industry, and will likely result in a number of fundamental changes, including heightened regulatory scrutiny, more stringent operating and safety standards, changes in equipment requirements and the availability and cost of insurance, as well as increased politicization of the industry. Other countries, including some in which we currently conduct business, are considering legislative or regulatory changes which could also have an impact on offshore drilling activities.  These changes may result in increases in our operating and development costs and extend project development timelines because of new regulatory requirements. There may be other impacts of which we are not aware at this time.

See also Risk and Insurance Program Update and Liquidity and Capital Resources – Capital Structure/Financing Strategy, below.

Onshore US, West Africa and Eastern Mediterranean Update

Sale of Onshore US Assets   On August 12, 2010, we closed the sale of certain non-core assets in the Mid-Continent and Illinois Basin areas for sales proceeds of $552 million and recorded a gain of $114 million on the sale. The properties represented approximately 5.7 MBoepd of production and 32 MMBoe of reserves.

DJ Basin Asset Acquisition   On March 1, 2010, we closed the acquisition of substantially all of the US Rockies upstream assets of Petro-Canada Resources (USA) Inc. and Suncor Energy (Natural Gas) America Inc. The transaction increased our presence in the Wattenberg field and further expanded our opportunity in the DJ Basin. The acquisition added approximately 10 MBoepd to our daily production base and approximately 46 MMBoe of proved reserves expanding our acreage and development opportunity in the area. A majority of the reserves are within the Wattenberg field, where our largest onshore US asset is located.

Exploration Program    Continued investment in significant exploration remains a key component to our strategy.  During third quarter 2010, our exploration teams remained very active with additional horizontal test activities in the Niobrara formation onshore US, and in October we spud a well on the Leviathan prospect, offshore Israel. We are in the process of integrating recently-acquired 3-D seismic information for our properties offshore Cameroon and reprocessing seismic information on Blocks O and I offshore Equatorial Guinea, in preparation for future drilling programs.  In addition, we have begun acquiring 3-D seismic in Nicaragua.

Major Development Projects   During third quarter 2010, we continued to advance our major development projects in the Central DJ Basin onshore US, at the Galapagos project in the deepwater Gulf of Mexico, the Aseng oil field offshore Equatorial Guinea, and the Tamar project offshore Israel.  At Galapagos, we received permits for completion work at the Santa Cruz and Isabela wells.   We completed drilling at Aseng, and conversion work is ongoing for the FPSO vessel that will be used in the Aseng development.  In addition, we are continuing FEED (front end engineering and design) work for the Alen project and recently submitted the Plan of Development to the government of Equatorial Guinea.  In Israel, we sanctioned the development plan for Tamar and are negotiating additional natural gas sales contracts.

Asset Impairments

During third quarter 2010, we recorded asset impairment charges of $100 million related to some of our US assets. The impairments were due to recent declines in natural gas prices, recent drilling results and the classification of non-core, onshore US assets as held-for-sale at September 30, 2010.

A decrease in forward natural gas prices during fourth quarter 2010 could result in significant additional impairment charges. Our Piceance Basin (western Colorado) and Shattuck (western Oklahoma) properties are significantly natural gas reserves and therefore are sensitive to declines in natural gas prices. These assets, which have a combined net book value of approximately $950 million at September 30, 2010, are at risk of impairment if future NYMEX Henry Hub natural gas prices experience further decline. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future oil and gas production and commodity prices, market outlook on forward commodity prices, operating and development costs, and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a substantial decrease in forward natural gas prices alone could result in a significant impairment for our properties that are sensitive to declines in natural gas prices. See Item 1. Financial Statements – Note 4. Asset Impairments.

Sales Volumes

On a BOE basis, total sales volumes were 6% higher third quarter 2010 as compared with third quarter 2009, and our mix of sales volumes was 38% global liquids, 33% international natural gas with long-term pricing contracts, and 29% US natural gas. Production was higher in the onshore US areas due to record production in the Wattenberg field primarily due to the recent acquisition of producing properties and continued field development. In Israel, there was an increase in demand for natural gas to produce electricity due to warmer weather, and a higher percentage of the demand was met by production from our properties. There was also an increase in crude oil volumes lifted in the North Sea. These increases were partially offset by a decrease in crude oil volumes lifted in Equatorial Guinea.

Commodity Price Changes and Hedging

The liquids (crude oil) market has been strengthening this year, showing benefit from the global economic recovery. As a result, third quarter 2010 average realized crude oil prices were significantly higher than those we experienced third quarter 2009.

However, the natural gas market remains weak. Although there has been some recovery in natural gas prices this year, prices are still low compared to 2008 levels.

We have hedged approximately 39% of our expected global crude oil production and 68% of our expected domestic natural gas production for the remainder of 2010.

Current Conditions in Ecuador   The economic and political environment in Ecuador has become increasingly unsettled. See Item 1A. Risk Factors – Our operations and investment in Ecuador may be adversely affected by the country’s new hydrocarbon reform bill.

OUTLOOK

Our expected crude oil, natural gas and NGL production for the remainder of 2010 may be impacted by several factors including:

•
overall level and timing of capital expenditures which, dependent upon our drilling success and notwithstanding the other factors listed below, are expected to maintain our near-term production volumes (See 2010 Budget discussion below);

•	natural field decline in the deepwater Gulf of Mexico, Gulf Coast and Mid-Continent areas of our US operations and in the North Sea;
•	impact of potential legislative and regulatory changes on deepwater Gulf of Mexico operating and safety standards for producing activities due to the Deepwater Horizon Incident;
•	variations in sales volumes of natural gas from the Alba field in Equatorial Guinea related to potential downtime at the methanol, LPG and/or LNG plants;
•	Israeli demand for electricity which affects demand for natural gas as fuel for power generation, market growth and competing deliveries of natural gas from Egypt;
•	variations in North Sea sales volumes due to potential FPSO downtime and timing of liftings;
•	seasonal variations in rainfall in Ecuador that affect our natural gas-to-power project;
•	potential hurricane-related volume curtailments in the deepwater Gulf of Mexico and Gulf Coast areas;
•	potential winter storm-related volume curtailments in the Northern region of our US operations;
•	potential pipeline and processing facility capacity constraints in the Rocky Mountains and deepwater Gulf of Mexico;
•	potential volume curtailments in Ecuador due to unsettled economic and political environment;
•	impact of asset purchases;

•	timing of significant project completion and initial production; and
•	impact of sales of non-core operating assets expected to close in the fourth quarter 2010.

2010 Budget   We have updated our business plan for the remainder of 2010 to take into account the impact of the Federal Deepwater Moratorium as well as the subsequent delay in the resumption of activities now that the Moratorium has been lifted. The delay in spending caused by the Moratorium will have a positive effect on our short-term net cash flows due to reductions in capital spending.

Our total capital investment program for 2010 is now estimated at $2.2 billion, $300 million less than the original budget, with approximately 37% going toward major project investments, 17% for exploration and appraisal activities, and the remaining 46% for ongoing maintenance and near-term development opportunities. We have planned to spend about $832 million on major project investments, with the majority of capital directed toward the development of Galapagos in the deepwater Gulf of Mexico, Aseng offshore Equatorial Guinea and Tamar offshore Israel.  We expect to spend approximately $380 million for exploration activities.  The remainder of our budget is focused on liquid-rich and emerging opportunities onshore US, as well as near-term development projects in Israel, the North Sea and China.

Excluded from the budget discussed above is the $498 million total purchase price for the DJ Basin asset acquisition on March 1, 2010, as well as $258 million of non-cash capital expected to be accrued for the Aseng FPSO capital lease.

We have a well-balanced and diverse domestic and international portfolio as well as ample liquidity which allow us to engage in activities that mitigate the impact of the Moratorium. Numerous opportunities are available to us, and it is possible that we may reallocate capital to onshore US or international locations.  We will continue to review our options as the legislative and regulatory response to the Deepwater Horizon Incident unfolds.

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

Risk and Insurance Program Update   In accordance with industry practices, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be economic. Consistent with that profile, our insurance program is structured to provide us financial protection from significant unfavorable losses resulting from damages to, or the loss of, physical assets or loss of human life, liability claims of third parties, and business interruption (loss of production) attributed to certain assets and including such occurrences as well blowouts and resulting oil spills, at a level that balances cost of insurance with our assessment of risk and our ability to achieve a reasonable rate of return on our investments. We maintain insurance at levels that we believe are appropriate and consistent with industry practice and we regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

We expect the future availability and cost of insurance to be impacted by the recent Deepwater Horizon Incident.  Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage, and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills.  We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection, at a level that we can afford considering the cost of insurance and our desired rates of return, against disruption to our operations and cash flows.

We currently carry insurance protection for our net share of any potential financial losses occurring as a result of events such as the Deepwater Horizon Incident. This protection consists of $250 million of well control, pollution cleanup and consequential damages coverage and $251 million of additional pollution cleanup and consequential damages coverage, which also covers third party personal injury and death.  Consequently if we were to experience an accident similar to the Deepwater Horizon Incident, our total coverage for cleanup and consequential damages would be $501 million for our net share, subject to reduction for claims related to well control and third party damages.

We are a member of Oil Insurance Limited (OIL), a mutual insurance company. Due to recent reductions in windstorm coverage by OIL, we now believe it is commercially more reasonable to self insure against this particular risk.  Therefore, we have elected to self insure our 2010 windstorm exposure. Recent abandonment activities on the Gulf of Mexico shelf have significantly reduced our windstorm exposure as our remaining Gulf of Mexico assets are primarily subsea operations. However, we are now responsible for substantially all windstorm-related damages to these assets.

RESULTS OF OPERATIONS

Revenues

Revenues were as follows:

			Increase (Decrease) from Prior Year
	2010	2009
(millions)
Three Months Ended September 30,
Oil, Gas and NGL Sales	$704	$573	23%
Income from Equity Method Investees	34	25	36%
Other Revenues	17	23	(26%)
Total	$755	$621	22%

Nine Months Ended September 30,
Oil, Gas and NGL Sales	$2,102	$1,440	46%
Income from Equity Method Investees	85	52	63%
Other Revenues	52	61	(15%)
Total	$2,239	$1,553	44%

Changes in revenues are discussed below.

Oil, Gas and NGL Sales Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate	Natural Gas	NGLs	Total	Crude Oil & Condensate	Natural Gas	NGLs
	(MBpd)	(MMcfpd)	(MBpd)	(MBoepd) (1)	(Per Bbl)	(Per Mcf)	(Per Bbl)
Three Months Ended September 30, 2010
United States (2)	41	399	13	120	$71.28	$3.87	$36.30
Equatorial Guinea (3) (4)	8	243	-	49	76.28	0.27	-
Israel	-	178	-	30	-	3.85	-
North Sea	13	6	-	14	78.89	5.82	-
Ecuador (5)	-	28	-	5	-	-	-
China	4	-	-	4	71.37	-	-
Total Consolidated Operations	66	854	13	222	73.41	2.82	36.30
Equity Investees (6)	2	-	6	8	77.03	-	50.83
Total Operations	68	854	19	230	$73.53	$2.82	$40.77
Three Months Ended September 30, 2009
United States (2)	39	397	10	115	$62.30	$3.05	$25.39
Equatorial Guinea (3) (4)	14	228	-	52	63.10	0.27	-
Israel	-	144	-	24	-	3.95	-
North Sea	8	5	-	9	69.56	4.63	-
Ecuador (5)	-	28	-	5	-	-	-
China	4	-	-	4	62.75	-	-
Total Consolidated Operations	65	802	10	209	63.36	2.41	25.39
Equity Investees (6)	2	-	6	8	66.33	-	38.26
Total Operations	67	802	16	217	$63.46	$2.41	$30.25
Nine Months Ended September 30, 2010
United States (2)	40	399	13	119	$73.31	$4.38	$40.17
Equatorial Guinea (3) (4)	11	221	-	48	75.44	0.27	-
Israel	-	129	-	22	-	4.08	-
North Sea	10	7	-	11	77.33	5.25	-
Ecuador (5)	-	28	-	4	-	-	-
China	4	-	-	4	73.27	-	-
Total Consolidated Operations	65	784	13	208	74.30	3.13	40.17
Equity Investees (6)	2	-	5	7	75.84	-	52.04
Total Operations	67	784	18	215	$74.35	$3.13	$43.58
Nine Months Ended September 30, 2009
United States (2)	37	401	10	113	$50.45	$3.36	$24.70
Equatorial Guinea (3) (4)	14	238	-	54	51.94	0.27	-
Israel	-	117	-	20	-	3.27	-
North Sea	7	5	-	8	57.61	5.94	-
Ecuador (5)	-	24	-	4	-	-	-
China	4	-	-	4	49.76	-	-
Total Consolidated Operations	62	785	10	203	51.55	2.40	24.70
Equity Investees (6)	2	-	6	8	56.42	-	31.65
Total Operations	64	785	16	211	$51.70	$2.40	$27.40

(1)
Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given recent commodity price differentials, the price for a barrel of oil equivalent for natural gas is significantly less than the price for a barrel of oil.

(2)
Average realized crude oil and condensate prices reflect reductions of $1.25 per Bbl and $1.89 per Bbl for third quarter 2010 and 2009, respectively, and $1.31 per Bbl and $2.28 per Bbl for the first nine months of 2010 and 2009, respectively, from hedging activities.

Average realized natural gas prices reflect a reduction of $0.01 per Mcf for the first nine months of 2010 and an increase of $0.01 per Mcf for third quarter 2009 from hedging activities.  The price increase/reduction resulted from hedge gains/losses that were previously deferred in AOCL. The average realized natural gas prices for the third quarter of 2010 and first nine months of 2009 were not impacted by hedging activities, as the net deferred gains reclassified from AOCL were de minimis.

(3)
Average realized crude oil and condensate prices reflect a reduction of $5.32 per Bbl for third quarter 2009 and $5.84 per Bbl for the first nine months of 2009 from hedging activities.  The price reduction resulted from hedge losses that were previously deferred in AOCL. All hedge gains or losses relating to Equatorial Guinea production had been reclassified to revenues by December 31, 2009.

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

If the realized gains and losses on commodity derivative instruments, which are included in (gain) loss on commodity derivative instruments in our consolidated statements of operations, had been included in oil and gas revenues, the effect on average realized prices would have been as follows:

	Commodity Price Increase (Decrease)
	2010		2009
	Crude Oil & Condensate	Natural Gas	Crude Oil & Condensate	Natural Gas
	(Per Bbl)	(Per Mcf)	(Per Bbl)	(Per Mcf)
Three Months Ended September 30,
United States	$0.86	$0.87	$9.29	$1.95
Equatorial Guinea	(2.09)	-	12.99	-
Total Consolidated Operations	0.27	0.41	8.41	1.00
Total Operations	0.26	0.41	8.14	1.00

Nine Months Ended September 30,
United States	$0.16	$0.63	$14.38	$1.84
Equatorial Guinea	(1.86)	-	17.48	-
Total Consolidated Operations	(0.22)	0.32	12.46	0.97
Total Operations	(0.21)	0.32	12.09	0.97

An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
	Crude Oil & Condensate	Natural Gas	NGLs	Total
(millions)
Three Months Ended September 30, 2009	$377	$172	$24	$573
Changes due to
Increase in Sales Volumes	8	11	7	26
Increase in Sales Prices Before Hedging	52	31	13	96
Change in Amounts Reclassified from AOCL	9	-	-	9
Three Months Ended September 30, 2010	$446	$214	$44	$704

Nine Months Ended September 30, 2009	$876	$498	$66	$1,440
Changes due to
Increase (Decrease) in Sales Volumes	35	(4)	22	53
Increase in Sales Prices Before Hedging	371	153	55	579
Change in Amounts Reclassified from AOCL	31	(1)	-	30
Nine Months Ended September 30, 2010	$1,313	$646	$143	$2,102

Crude oil and condensate sales – Revenues from crude oil and condensate sales increased during the third quarter and first nine months of 2010 as compared with 2009 due to the following:

•	an increase in total consolidated average realized prices due to increased demand resulting from the global economic recovery;
•	increased production from the Central DJ Basin in the northern region of our US operations due to ongoing development activity in the Wattenberg field and the horizontal Niobrara development;
•	additional production from the DJ Basin asset acquisition earlier in 2010;

•	crude oil production from a sidetrack to a Swordfish natural gas well that commenced production first quarter 2010;
•	renewed production from Ticonderoga in the deepwater Gulf of Mexico which was off-line first quarter 2009 as a result of hurricane damage to third-party processing and pipeline facilities; and
•	an increase in North Sea sales volumes primarily as a result of increased deliverability at the Dumbarton complex, which included the addition of two Lochranza wells in 2010;
partially offset by
•	a decrease in onshore US volumes due to the sale of mature oil assets;
•	a decrease in deepwater Gulf of Mexico volumes due to natural field decline and third party downstream facility constraints;
•	a decrease in onshore US volumes due to natural field decline in the Mid-Continent and Gulf Coast areas; and
•	a decrease in Equatorial Guinea sales volumes due to the timing of liftings.

Revenues from crude oil and condensate sales included deferred losses of $5 million and $14 million for third quarter 2010 and 2009, respectively, and $14 million and $45 million for the first nine months of 2010 and 2009, respectively, reclassified from AOCL and related to commodity derivative instruments previously accounted for as cash flow hedges.

Natural gas sales – Revenues from natural gas sales increased during the third quarter and first nine months of 2010 as compared with 2009 due to the following:

•	an increase in total consolidated and US average realized prices due to increased demand resulting from the economic recovery;
•	an increase in Israel average realized prices for the first nine months of 2010, which are tied to the global liquid markets;
•	increased production from the Central DJ Basin in the northern region of our US operations due to ongoing development activity in the Wattenberg field and the horizontal Niobrara development;
•	additional production from the DJ Basin asset acquisition earlier in 2010; and
•
an increase in Israel sales volumes due to an increase in demand for our natural gas driven by increased electricity production due to warmer weather and lower levels of competitor natural gas imports from Egypt;

partially offset by
•	a decrease in Equatorial Guinea sales volumes for the first nine months of 2010 due to the planned shut-down of the Alba field for facilities maintenance and repair;
•	lower natural gas production in the deepwater Gulf of Mexico at Raton and Swordfish; and
•	natural field decline in the deepwater Gulf of Mexico, Gulf Coast and Mid-Continent areas.

Revenues from natural gas sales included deferred losses of $1 million for the first nine months of 2010 reclassified from AOCL and related to commodity derivative instruments previously accounted for as cash flow hedges. Revenues for the third quarter of 2010 and the third quarter and first nine months of 2009 included de minimis amounts reclassified from AOCL.

NGL sales – Most of our US NGL production is from the Wattenberg field and deepwater Gulf of Mexico. NGL sales revenues increased during the third quarter and first nine months of 2010 as compared with 2009 due to an increase in sales volumes from the Wattenberg field and an increase in consolidated average realized prices which benefitted from increased demand resulting from the global economic recovery.

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

The increase in income from equity method investees for the third quarter and first nine months of 2010 as compared with 2009 was due to an increase in average realized condensate, LPG and methanol prices from increased demand due to the global economic recovery. Condensate and LPG sales volumes and average realized prices are included in the average daily sales volumes and average realized sales prices table above. Methanol sales volumes and prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Methanol Sales Volumes in MMgal	33	41	102	109
Methanol Sales Prices	$0.84	$0.64	$0.84	$0.52

The increase in dividends from equity method investees to $91 million for the first nine months of 2010 as compared with $37 million for the first nine months of 2009 was due to their increased profitability.

Other Revenues   Other revenues include electricity sales and other revenues from operating activities. See Item 1. Financial Statements – Note 2.  Basis of Presentation.

Operating Costs and Expenses

Operating costs and expenses were as follows:

			Increase (Decrease) from Prior Year
	2010	2009
(millions)
Three Months Ended September 30,
Production Expense	$141	$131	8%
Exploration Expense	35	27	30%
Depreciation, Depletion and Amortization	231	205	13%
General and Administrative	65	53	23%
Gain on Asset Sale	(114)	-	N/M
Asset Impairments	100	-	N/M
Other Operating (Income) Expense, Net	4	34	(88%)
Total	$462	$450	3%
Nine Months Ended September 30,
Production Expense	$430	$390	10%
Exploration Expense	167	102	64%
Depreciation, Depletion and Amortization	662	601	10%
General and Administrative	194	173	12%
Gain on Asset Sale	(114)	(24)	N/M
Asset Impairments	100	437	(77%)
Other Operating (Income) Expense, Net	59	46	28%
Total	$1,498	$1,725	(13%)

(N/M) The percentage is so large that it is not meaningful.

Changes in operating costs and expenses are discussed below.

Production Expense   Components of production expense were as follows:

	Total per BOE (1)	Total	United States	Equatorial Guinea	Israel	North Sea	Other Int'l, Corporate
(millions, except unit rate)
Three Months Ended September 30, 2010
Lease Operating Expense (2)	$4.65	$95	$60	$11	$2	$16	$6
Production and Ad Valorem Taxes	1.40	29	24	-	-	-	5
Transportation Expense	0.84	17	14	-	-	2	1
Total Production Expense	$6.89	$141	$98	$11	$2	$18	$12
Three Months Ended September 30, 2009
Lease Operating Expense (2)	$4.57	$88	$55	$13	$3	$13	$4
Production and Ad Valorem Taxes	1.28	25	21	-	-	-	4
Transportation Expense	0.93	18	16	-	-	1	1
Total Production Expense	$6.78	$131	$92	$13	$3	$14	$9
Nine Months Ended September, 2010
Lease Operating Expense (2)	$4.97	$283	$193	$31	$7	$38	$14
Production and Ad Valorem Taxes	1.69	96	80	-	-	-	16
Transportation Expense	0.90	51	44	-	-	5	2
Total Production Expense	$7.56	$430	$317	$31	$7	$43	$32
Nine Months Ended September, 2009
Lease Operating Expense (2)	$5.07	$281	$196	$33	$7	$32	$13
Production and Ad Valorem Taxes	1.19	66	58	-	-	-	8
Transportation Expense	0.77	43	37	-	-	3	3
Total Production Expense	$7.03	$390	$291	$33	$7	$35	$24

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.

For the third quarter and first nine months of 2010, total production expense increased as compared with 2009 due to the following:

•	an increase in lease operating expense in the US due to the acquisition of producing properties;
•	an increase in North Sea lease operating expense due to higher sales volumes;
•	an increase in production taxes in the US and China due to higher commodity prices; and
•
an increase in transportation expense in the Wattenberg field due to increased crude oil and condensate production and the use of a new interstate crude oil transportation pipeline system to market production.

Oil and Gas Exploration Expense   Components of oil and gas exploration expense were as follows:

	Total	United States	West Africa (1)	Eastern Mediterranean (2)	North Sea	Other Int'l, Corporate (3)
(millions)
Three Months Ended September 30, 2010
Dry Hole Cost	$2	$1	$-	$-	$-	$1
Seismic	17	4	-	4	-	9
Staff Expense	12	(4)	1	1	1	13
Other	4	4	-	-	-	-
Total Exploration Expense	$35	$5	$1	$5	$1	$23
Three Months Ended September 30, 2009
Dry Hole Cost	$3	$3	$-	$-	$-	$-
Seismic	7	5	-	2	-	-
Staff Expense	17	4	3	-	-	10
Other	-	-	-	-	-	-
Total Exploration Expense	$27	$12	$3	$2	$-	$10
Nine Months Ended September 30, 2010
Dry Hole Cost	$57	$53	$3	$-	$-	$1
Seismic	52	32	5	6	-	9
Staff Expense	46	4	4	2	2	34
Other	12	12	-	-	-	-
Total Exploration Expense	$167	$101	$12	$8	$2	$44
Nine Months Ended September 30, 2009
Dry Hole Cost	$11	$8	$4	$-	$-	$(1)
Seismic	37	33	-	4	-	-
Staff Expense	50	10	9	1	1	29
Other	4	4	-	-	-	-
Total Exploration Expense	$102	$55	$13	$5	$1	$28

(1)	West Africa includes Equatorial Guinea and Cameroon.

(2)	Eastern Mediterranean includes Israel and Cyprus.

(3)	Other International includes China, Ecuador and other amounts spent in support of various international new ventures.

Oil and gas exploration expense for the third quarter and first nine months of 2010 increased as compared with 2009. US dry hole expense was associated with the Double Mountain exploration well in the deepwater Gulf of Mexico, which found noncommercial quantities of hydrocarbons. US seismic expense was incurred in support of Central Gulf of Mexico lease sales and West Africa seismic expenditures represented the acquisition of 3-D seismic information for Cameroon.

Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions, except unit rate)
DD&A Expense	$227	$201	$649	$590
Accretion of Discount on Asset Retirement Obligations	4	4	13	11
Total DD&A Expense	$231	$205	$662	$601
Unit Rate per BOE (1)	$11.35	$10.68	$11.64	$10.86

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

Total DD&A expense for the third quarter and first nine months of 2010 increased as compared with 2009 due to the following:

•
higher production in the DJ Basin, Piceance and Western Oklahoma areas of our US operations, which have high DD&A rates relative to production from Equatorial Guinea and Israel which have lower DD&A rates;

•	ongoing capital spending in the Northern region of our US operations;
•	higher sales volumes in the North Sea; and
•	impact of lower year-end 2009 commodity prices on oil and gas reserves;
partially offset by
•	lower DD&A expense in the Mid-Continent area which has a reduced net book value resulting from an impairment recorded at the end of 2009; and
•	the cessation of DD&A associated with assets held-for-sale and/or sold during the nine months ended September 30, 2010.

The unit rate per BOE increased for the third quarter and first nine months of 2010 as compared with 2009 due to the change in mix of production, including decreases in lower-cost sales volumes from Equatorial Guinea and the impact of lower year-end 2009 commodity prices on oil and gas reserves, offset by a lower rate for the Mid-Continent area and the cessation of DD&A associated with assets held-for-sale.

General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
G&A Expense (millions)	$65	$53	$194	$173
Unit Rate per BOE (1)	$3.20	$2.78	$3.42	$3.11

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

G&A expense for the third quarter and first nine months of 2010 increased as compared with 2009 primarily due to additional expenses relating to personnel and office costs in support of our major projects.

Gain on Asset Sales   Gain on asset sales for the first nine months of 2010 and 2009 was related to the sale of non-core onshore US assets and the recognition of the gain on the sale of Argentina assets, respectively. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures.

Asset Impairments   See Item 1. Financial Statements – Note 4. Asset Impairments.

Other Operating (Income) Expense, Net    Other operating (income) expense, net includes rig contract termination expense related to the Federal Deepwater Moratorium, electricity generation expense and other items of operating income or expense. See Item 1. Financial Statements – Note 2.  Basis of Presentation and Note 5. Impact of Federal Deepwater Moratorium.

Other (Income) Expense

Other (income) expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
(Gain) Loss on Commodity Derivative Instruments	$(38)	$28	$(280)	$95
Interest, Net of Amount Capitalized	21	23	60	64
Other Non-Operating (Income) Expense, Net	12	5	(1)	18
Total	$(5)	$56	$(221)	$177

(Gain) Loss on Commodity Derivative Instruments     (Gain) loss on commodity derivative instruments is a result of mark-to-market accounting.   See Item 1. Financial Statements – Note 7.  Derivative Instruments and Hedging Activities and Note 8.  Fair Value Measurements and Disclosures.

Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions, except unit rate)
Interest Expense	$36	$35	$105	$94
Capitalized Interest	(15)	(12)	(45)	(30)
Interest Expense, Net	$21	$23	$60	$64
Unit Rate, per BOE (1)	$1.02	$1.21	$1.05	$1.16

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

Interest expense increased for the first nine months of 2010, as compared with 2009. The increase in interest expense primarily relates to our $1 billion 8¼% senior unsecured notes due March 1, 2019, which we issued on February 27, 2009. The higher rate on the senior unsecured notes replaced the substantially lower rate applicable to our revolving credit facility. See also Liquidity and Capital Resources – Financing Activities below.

The increases in the amount of interest capitalized are due to higher work in progress amounts related to major long-term projects in the deepwater Gulf of Mexico, West Africa, and Israel and the higher interest rate associated with our $1 billion 8¼% senior unsecured notes due March 1, 2019.

Other Non-operating (Income) Expense, Net   Other non-operating (income) expense, net includes deferred compensation (income) expense, interest income and other (income) expense. The decrease for the first nine months of 2010 was due to a reduction in deferred compensation expense and increases in interest and other income. See Item 1. Financial Statements – Note 2.  Basis of Presentation.

Income Tax Provision (Benefit)

See Item 1. Financial Statements – Note 14.  Income Taxes for a discussion of the change in our effective tax rate during the first nine months of 2010 as compared with 2009.

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

We have reduced our total capital investment program for 2010 to $2.2 billion from $2.5 billion. We expect funding to be provided by cash flows from operations, cash on hand and borrowings under our revolving credit facility and/or other financing. Cash may also be generated by occasional sales of non-strategic crude oil and natural gas properties.

Our capital structure approach allows us to maintain a strong liquidity position. At September 30, 2010, we had over $1 billion in cash and significant remaining capacity under our credit facility for a total liquidity of $2.9 billion. This strong financial capacity, coupled with our well-balanced and diverse portfolio, provides us with flexibility in our investment decisions.

Information regarding cash and debt balances was as follows:

	September 30,	December 31,
	2010	2009
(millions, except percentages)
Cash and Cash Equivalents	$1,149	$1,014
Amount Available to be Borrowed Under Credit Facility	1,750	1,718
Total Liquidity	$2,899	$2,732

Total Debt (Excluding Unamortized Discount)	$2,201	$2,045
Total Shareholders' Equity	6,737	6,157
Debt-to-Capital Ratio (1)	25%	25%

(1)
We define our ratio of debt-to-book capital as total debt (which includes both long-term debt, excluding unamortized discount, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Cash and Cash Equivalents   We had $1.1 billion in cash and cash equivalents at September 30, 2010, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. A majority of this cash is attributable to our foreign subsidiaries and most would be subject to US income taxes if repatriated. We currently intend to use our international cash to fund international projects, including the planned developments in Equatorial Guinea and Israel.

Credit Facility   We have an unsecured revolving credit facility that matures December 9, 2012. The commitment is $2.1 billion until December 9, 2011 at which time the commitment reduces to $1.8 billion. We ended third quarter 2010 with almost $1.75 billion remaining available for borrowing of the current $2.1 billion commitment.

Derivative Instruments   We use various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations and ensure cash flow for future capital needs. Such instruments include variable to fixed commodity price swaps, two and three-way collars and basis swaps. Current period settlements on commodity derivative instruments impact our liquidity, since we are either paying cash to, or receiving cash from, our counterparties. If actual commodity prices are higher than the fixed or ceiling prices in our derivative instruments, our cash flows will be lower than if we had no derivative instruments. Conversely, if actual commodity prices are lower than the fixed or floor prices in our derivative instruments, our cash flows will be higher than if we had no derivative instruments. Except for certain minor derivative contracts that we enter into from time to time in order to market third-party natural gas, none of our counterparty agreements contain margin requirements.  We also use derivative instruments to manage interest rate risk by entering into forward contracts or swap agreements to minimize the impact of interest rate fluctuations associated with fixed or floating rate borrowings.

Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs.  As of September 30, 2010 the fair value of our commodity derivative assets was $136 million and the fair value of our commodity derivative liabilities was $11 million (after consideration of netting agreements).  Interest rate derivative instruments, which are designated as cash flow hedges, are recorded at fair value in our consolidated balance sheets, and changes in fair value are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related notes.  As of September 30, 2010 the fair value of our interest rate derivative liability was $141 million.  See Item 1. Financial Statements – Note 7.  Derivative Instruments and Hedging Activities for a discussion of counterparty credit risk and Note 8.  Fair Value Measurements and Disclosures for a description of the methods we use to estimate the fair values of derivative instruments.

Cash Flows
Cash flow information is as follows:

	Nine Months Ended September 30,
	2010	2009
(millions)
Total Cash Provided By (Used in)
Operating Activities	$1,452	$986
Investing Activities	(1,232)	(1,012)
Financing Activities	(85)	(188)
Increase (Decrease) in Cash and Cash Equivalents	$135	$(214)

Operating Activities   Net cash provided by operating activities for the first nine months of 2010 increased as compared with the first nine months of 2009 due to increases in commodity prices, higher sales volumes, the refund of deepwater Gulf of Mexico royalties and an increase in dividends received from equity method investees.

Investing Activities   Our investing activities include capital spending on a cash basis for oil and gas properties, which may be offset by proceeds from property sales. Capital spending, on a cash basis, increased by $772 million during the first nine months of 2010 as compared with the first nine months of 2009, primarily due to the DJ Basin asset acquisition, and was offset by $552 million proceeds from the sale of non-core onshore US assets. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures. See also Investing Activities – Acquisition, Capital and Exploration Expenditures below.

Financing Activities   Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first nine months of 2010, $32 million of funds were used to repay borrowings under our revolving credit facility. Funds were also provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($54 million). We used cash to pay dividends on our common stock ($95 million) and to repurchase shares of our common stock ($12 million).

In comparison, during the first nine months of 2009, funds were provided by net proceeds from the issuance of our 8¼% senior notes ($989 million) and cash proceeds from, and tax benefits related to, the exercise of stock options ($18 million). We used cash to pay dividends on our common stock ($94 million), to repurchase shares of our common stock ($1 million), for net repayments of amounts outstanding under our revolving credit facility ($1.1 billion), for the repayment of an installment note ($25 million), and for the repurchase of senior debt ($4 million).

Investing Activities
Acquisition, Capital and Exploration Expenditures   Information for investing activities (on an accrual basis) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition	$86	$2	$294	$64
Proved Property Acquisition	(11)	-	352	-
Exploration	51	22	222	167
Development	459	186	1,096	615
Corporate and Other	23	14	81	87
Total	$608	$224	$2,045	$933

Increase in FPSO Lease Obligation	$80	$-	$188	$-

2010   Unproved property acquisition costs for the first nine months of 2010 include $38 million of lease bonuses paid on deepwater Gulf of Mexico lease blocks, $146 million related to the DJ Basin asset acquisition, and the remainder for other Northern region, primarily Wattenberg field area, US lease acquisitions. Proved property acquisition costs are the result of the DJ Basin asset acquisition. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures.

The obligation under FPSO lease represents the increase in estimated construction in progress to date on an FPSO to be used in the development of the Aseng field in Equatorial Guinea. See Item 1. Financial Statements – Note 6. Debt.

In August 2010, we received proceeds of $552 million from the sale of non-core onshore US assets.

2009   Unproved property acquisition costs include primarily lease bonuses on deepwater Gulf of Mexico lease blocks.

Financing Activities
Long-Term Debt   Our principal source of liquidity is an unsecured revolving credit facility that matures December 9, 2012. The commitment is $2.1 billion until December 9, 2011 at which time the commitment reduces to $1.8 billion. The credit facility (i) provides for credit facility fee rates that range from 5 basis points to 15 basis points per year depending upon our credit rating, (ii) makes available short-term loans up to an aggregate amount of $300 million within the current $2.1 billion commitment and (iii) provides for interest rates that are based upon the Eurodollar rate plus a margin that ranges from 20 basis points to 70 basis points depending upon our credit rating and utilization of the credit facility. The credit facility is with certain commercial lending institutions and is available for general corporate purposes.

At September 30, 2010, borrowings outstanding under the credit facility totaled $350 million, leaving almost $1.75 billion available for use. The weighted average interest rate applicable to borrowings under the credit facility at September 30, 2010 was 0.57%.  We periodically borrow amounts under provision (ii) above for working capital purposes.

Our outstanding fixed-rate debt totaled $1.6 billion at September 30, 2010. The weighted average interest rate on fixed-rate debt was 7.73%, with maturities ranging from 2014 to 2097.

Our ratio of debt-to-book capital was 25% at both September 30, 2010 and December 31, 2009. We define our ratio of debt-to-book capital as total debt (which includes both long-term debt, excluding unamortized discount, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Other Short-Term Borrowings   Our committed credit facility may be supplemented by short-term borrowings under various uncommitted credit lines used for working capital purposes. Uncommitted credit lines may be offered by certain banks from time to time at rates negotiated at the time of borrowing. There were no amounts outstanding under uncommitted credit lines at September 30, 2010 or December 31, 2009, nor did we borrow any funds under uncommitted credit lines during the first nine months of 2010. Depending upon future credit market conditions, these sources may or may not be available. However, we are not dependent on them to fund our day-to-day operations.

Dividends   We paid total cash dividends of 54 cents per share of our common stock during the first nine months of each of 2010 and 2009. On October 26, 2010, our Board of Directors declared a quarterly cash dividend of 18 cents per common share, payable November 22, 2010 to shareholders of record on November 8, 2010. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Exercise of Stock Options   We received cash proceeds of $35 million from the exercise of stock options during the first nine months of 2010 as compared with $15 million during the first nine months of 2009.

Common Stock Repurchases   We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 164,515 shares with a value of $12 million during the first nine months of 2010 and 20,464 shares with a value of $1 million during the first nine months of 2009.

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

At September 30, 2010, we had entered into variable to fixed price commodity swaps, collars and basis swaps related to crude oil and natural gas sales. Our open commodity derivative instruments were in a net receivable position with a fair value of $125 million. Based on the September 30, 2010 published commodity futures price strips for the underlying commodities, a hypothetical price increase of $1.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative receivable by approximately $13 million. A hypothetical price increase of $0.10 per MMBtu for natural gas would decrease the fair value of our net commodity derivative receivable by approximately $7 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 7. Derivative Instruments and Hedging Activities.

Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our revolving credit facility and the amount of interest we earn on our short-term investments.

At September 30, 2010, we had $2.0 billion (excluding the FPSO lease and unamortized discount) of long-term debt outstanding. Of this amount, $1.6 billion was fixed-rate debt with a weighted average interest rate of 7.73%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

The remainder of our long-term debt, $350 million at September 30, 2010, was variable-rate debt drawn under our credit facility.  Variable-rate debt exposes us to the risk of earnings or cash flow loss due to increases in market interest rates. We estimate that a hypothetical 25 basis point change in the floating interest rates applicable to the September 30, 2010 balance of our variable-rate debt would result in a change in annual interest expense of approximately $1 million.

We occasionally enter into interest rate derivative instruments such as forward contracts or swap agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate derivative instruments used as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. At September 30, 2010, AOCL included $93 million, net of tax, related to interest rate derivative instruments. Of this amount, $1 million, net of tax, is currently being reclassified into earnings as adjustments to interest expense over the term of our 5¼% Senior Notes due April 2014. The remainder ($92 million, net of tax) is related to the change in fair value of an interest rate forward starting swap. Based on the notional amount subject to the interest rate forward starting swap at September 30, 2010, a hypothetical 10% increase in the implied 30-year forward starting swap rate would decrease the fair value of the interest rate derivative liability by approximately $33 million.

See Item 8. Financial Statements and Supplementary Data – Note 7. Derivative Instruments and Hedging Activities.

We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of September 30, 2010, our cash and cash equivalents totaled $1.1 billion, approximately 71% of which was invested in money market funds and short-term investments with major financial institutions. A hypothetical 25 basis point change in the floating interest rates applicable to the amount invested as of September 30, 2010 would result in a change in annual interest income of approximately $2 million.

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

Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included herein, if any, and included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and our Annual Report on Form 10-K for the year ended December 31, 2009, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and our Annual Report on Form 10-K for the year ended December 31, 2009 are available on our website at www.nobleenergyinc.com.

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

Part II. Other Information

Item 1.  Legal Proceedings

See Item I. Financial Statements – Note 17. Commitments and Contingencies.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, or our annual report on Form 10-K for the year ended December 31, 2009, other than the following:

Our operations and investment in Ecuador may be adversely affected by the country's new hydrocarbon reform bill.

A newly enacted hydrocarbon reform bill in Ecuador aims to change current production-sharing arrangements under service contracts and provides that all contracts must be renegotiated by November 23, 2010. It also allows the Ecuadorian government to nationalize oil fields if a private operator does not comply with local laws. We are currently engaged in negotiations with the government. However, we are uncertain as to the potential outcome of this matter, resolution of which could ultimately lead to a reduction in the value of our investments in Ecuador which, as of September 30, 2010, had a net book value of approximately $59 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
07/01/10 - 07/31/10	188	$66.04	-	-
08/01/10 - 08/31/10	415	67.28	-	-
09/01/10 - 09/30/10	524	74.33	-	-
Total	1,127	$70.35	-	-

(1)	Stock repurchases during the period related to stock received by us from employees for the payment of withholding taxes due on shares issued under stock-based compensation plans.

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

NOBLE ENERGY, INC.
(Registrant)

Date	October 28, 2010	/s/ Kenneth M. Fisher
Kenneth M. Fisher Senior Vice President, Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit

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