Form 10-Q/A
period 2012-03-31
NOBLE ENERGY INC
filed 2012-08-06
CIK 72207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 6, 2012, there were 177,787,421 shares of the registrant’s common stock, par value $3.33 1/3 per share, outstanding.

EXPLANATORY NOTE

Noble Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on April 26, 2012 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibit 10.1 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit

3.1	Certificate of Incorporation, as amended through May 16, 2005, of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

3.2	By-Laws of Noble Energy, Inc. as amended through June 1, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Event: February 17, 2009) filed February 20, 2009 and incorporated herein by reference).

10.1	Gas Sale and Purchase Agreement dated March 14, 2012, by and between Noble Energy Mediterranean Ltd. and Isramco Negev 2 Limited Partnership, Delek Drilling Limited Partnership, Avner Oil Exploration Limited Partnership, and Dor Gas Exploration Limited Partnership (Sellers) and The Israel Electric Corporation Limited (Purchaser), filed herewith. (1)

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

101.SCH	XBRL Schema Document (filed as Exhibit 101.SCH to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

101.CAL	XBRL Calculation Linkbase Document (filed as Exhibit 101.CAL to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

101.LAB	XBRL Label Linkbase Document (filed as Exhibit 101.LAB to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

101.PRE	XBRL Presentation Linkbase Document (filed as Exhibit 101.PRE to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

101.DEF	XBRL Definition Linkbase Document (filed as Exhibit 101.DEF to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference).

(1)	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)
Date August 6, 2012	/s/ Kenneth M. Fisher
Kenneth M. Fisher Senior Vice President, Chief Financial Officer