Form 10-Q
period 2013-06-30
NOBLE ENERGY INC
filed 2013-07-25
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐    No ☒

As of July 8, 2013, there were 358,971,637 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Oil, Gas and NGL Sales	$1,112	$934	$2,196	$1,970
Income from Equity Method Investees	37	31	96	83
Total	1,149	965	2,292	2,053
Costs and Expenses
Production Expense	210	168	398	331
Exploration Expense	90	167	151	227
Depreciation, Depletion and Amortization	368	325	734	619
General and Administrative	104	96	216	193
Other Operating Expense, Net	16	71	8	83
Total	788	827	1,507	1,453
Operating Income	361	138	785	600
Other (Income) Expense
Gain on Commodity Derivative Instruments	(161)	(276)	(89)	(180)
Interest, Net of Amount Capitalized	33	27	58	59
Other Non-Operating (Income) Expense, Net	3	(3)	12	(3)
Total	(125)	(252)	(19)	(124)
Income from Continuing Operations Before Income Taxes	486	390	804	724
Income Tax Provision	128	115	214	200
Income from Continuing Operations	358	275	590	524
Discontinued Operations, Net of Tax	19	17	49	32
Net Income	$377	$292	$639	$556

Earnings Per Share, Basic
Income from Continuing Operations	$1.00	$0.77	$1.64	$1.47
Discontinued Operations, Net of Tax	0.05	0.05	0.14	0.09
Net Income	$1.05	$0.82	$1.78	$1.56
Earnings Per Share, Diluted
Income from Continuing Operations	$0.99	$0.74	$1.63	$1.44
Discontinued Operations, Net of Tax	0.05	0.05	0.13	0.09
Net Income	$1.04	$0.79	$1.76	$1.53

Weighted Average Number of Shares Outstanding
Basic	359	356	358	355
Diluted	363	361	362	360

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Comprehensive Income
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$377	$292	$639	$556
Other Items of Comprehensive Income
Net Change in Pension and Other	5	2	11	5
Less Tax Benefit	(2)	(1)	(4)	(2)
Other Comprehensive Income	3	1	7	3
Comprehensive Income	$380	$293	$646	$559

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$706	$1,387
Accounts Receivable, Net	847	964
Other Current Assets	358	420
Total Current Assets	1,911	2,771
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	21,023	19,496
Property, Plant and Equipment, Other	460	344
Total Property, Plant and Equipment, Gross	21,483	19,840
Accumulated Depreciation, Depletion and Amortization	(6,730)	(6,289)
Total Property, Plant and Equipment, Net	14,753	13,551
Goodwill	631	635
Other Noncurrent Assets	703	597
Total Assets	$17,998	$17,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$1,370	$1,508
Other Current Liabilities	1,123	1,024
Total Current Liabilities	2,493	2,532
Long-Term Debt	3,547	3,736
Deferred Income Taxes, Noncurrent	2,269	2,218
Other Noncurrent Liabilities	814	810
Total Liabilities	9,123	9,296
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	—	—
Common Stock - Par Value $0.01 per share; 500 Million Shares Authorized; 399 Million and 397 Million Shares Issued, respectively	4	4
Additional Paid in Capital	3,383	3,302
Accumulated Other Comprehensive Loss	(106)	(113)
Treasury Stock, at Cost; 38 Million Shares	(662)	(648)
Retained Earnings	6,256	5,713
Total Shareholders’ Equity	8,875	8,258
Total Liabilities and Shareholders’ Equity	$17,998	$17,554

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$639	$556
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	736	651
Asset Impairments	—	73
Dry Hole Cost	23	118
Deferred Income Taxes	108	92
Dividends (Income) from Equity Method Investees, Net	(18)	(7)
Unrealized Gain on Commodity Derivative Instruments	(80)	(204)
Gain on Divestitures	(67)	(9)
Stock Based Compensation	38	33
Other Adjustments for Noncash Items Included in Income	33	8
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(193)	(58)
Decrease (Increase) in Other Current Assets	4	(49)
Increase in Accounts Payable	131	84
Decrease in Current Income Taxes Payable	(81)	(13)
Increase (Decrease) in Other Current Liabilities	(37)	14
Decrease (Increase) in Other Operating Assets and Liabilities, Net	8	(42)
Net Cash Provided by Operating Activities	1,244	1,247
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,929)	(1,900)
Additions to Equity Method Investments	(23)	(35)
Proceeds from Divestitures	114	10
Other	3	—
Net Cash Used in Investing Activities	(1,835)	(1,925)
Cash Flows From Financing Activities
Exercise of Stock Options	31	26
Excess Tax Benefits from Stock-Based Awards	12	13
Dividends Paid, Common Stock	(96)	(79)
Purchase of Treasury Stock	(14)	(13)
Repayment of Capital Lease Obligation	(23)	(22)
Net Cash Used In Financing Activities	(90)	(75)
Decrease in Cash and Cash Equivalents	(681)	(753)
Cash and Cash Equivalents at Beginning of Period	1,387	1,455
Cash and Cash Equivalents at End of Period	$706	$702

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Common Stock (1)	Additional Paid in Capital (1)	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Shareholders' Equity
December 31, 2012	$4	$3,302	$(113)	$(648)	$5,713	$8,258
Net Income	—	—	—	—	639	639
Stock-based Compensation	—	38	—	—	—	38
Exercise of Stock Options	—	31	—	—	—	31
Tax Benefits Related to Exercise of Stock Options	—	12	—	—	—	12
Dividends (27 cents per share)	—	—	—	—	(96)	(96)
Changes in Treasury Stock, Net	—	—	—	(14)	—	(14)
Net Change in Pension and Other	—	—	7	—	—	7
June 30, 2013	$4	$3,383	$(106)	$(662)	$6,256	$8,875

December 31, 2011	$1,312	$1,841	$(100)	$(638)	$4,850	$7,265
Net Income	—	—	—	—	556	556
Stock-based Compensation	—	34	—	—	—	34
Exercise of Stock Options	—	26	—	—	—	26
Tax Benefits Related to Exercise of Stock Options	—	13	—	—	—	13
Dividends (22 cents per share)	—	—	—	—	(79)	(79)
Changes in Treasury Stock, Net	—	—	—	(13)		(13)
Change in Par Value	(1,308)	1,308	—	—	—	—
Net Change in Pension and Other	—	—	3	—	—	3
June 30, 2012	$4	$3,222	$(97)	$(651)	$5,327	$7,805

(1)	Amounts restated to reflect impact of stock split.

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

Note 2.  Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications of amounts previously reported have been made to reflect the operations of our North Sea geographical segment as discontinued, as well as to conform to current year presentations. See Note 3. Divestitures.
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
Common Stock Split   On April 22, 2013, Noble Energy’s Board of Directors approved a 2-for-1 split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on May 28, 2013 to shareholders of record as of May 14, 2013. Earnings per share and common shares outstanding are reported giving retrospective effect to the common stock split.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Production Expense
Lease Operating Expense	$140	$100	$257	$205
Production and Ad Valorem Taxes	43	44	86	81
Transportation and Gathering Expense	27	24	55	45
Total	$210	$168	$398	$331
Other Operating (Income) Expense, Net
Gain on Divestitures (1)	$—	$(9)	$(12)	$(9)
Asset Impairments (2)	—	73	—	73
Other, Net	16	7	20	19
Total	$16	$71	$8	$83
Other Non-Operating (Income) Expense, Net
Deferred Compensation (Income) Expense (3)	$3	$(11)	$14	$(8)
Other (Income) Expense, Net	—	8	(2)	5
Total	$3	$(3)	$12	$(3)

(1)	See Note 3. Divestitures

(2)
Amounts for 2012 related primarily to our South Raton development in the deepwater Gulf of Mexico and our Piceance development, onshore US. The assets were written down to their estimated fair values, which were determined using discounted cash flow models.

(3)	Amounts represent increases (decreases) in the fair value of shares of our common stock held in a rabbi trust.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Balance Sheet Information   Other balance sheet information is as follows:

	June 30, 2013	December 31, 2012
(millions)
Accounts Receivable, Net
Commodity Sales	$383	$349
Joint Interest Billings	406	486
Other	68	139
Allowance for Doubtful Accounts	(10)	(10)
Total	$847	$964
Other Current Assets
Inventories, Current	$109	$90
Commodity Derivative Assets	72	63
Deferred Income Taxes, Net	45	106
Probable Insurance Claims (1)	—	45
Assets Held for Sale (2)	37	45
Prepaid Expenses and Other Current Assets	95	71
Total	$358	$420
Other Noncurrent Assets
Equity Method Investments	$410	$367
Mutual Fund Investments	110	103
Commodity Derivative Assets	95	21
Other Assets	88	106
Total	$703	$597
Other Current Liabilities
Production and Ad Valorem Taxes	$100	$113
Commodity Derivative Liabilities	13	7
Income Taxes Payable	123	203
Asset Retirement Obligations	69	69
Interest Payable	57	55
Current Portion of Long Term Debt (3)	527	324
Current Portion of FPSO and Other Capital Lease Obligations	50	48
Liabilities Associated with Assets Held for Sale (2)	42	12
Other	142	193
Total	$1,123	$1,024
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$252	$229
Asset Retirement Obligations	346	333
Accrued Benefit Costs	119	116
Other	97	132
Total	$814	$810

(1)	Amounts represent the costs incurred to date of the Leviathan-2 appraisal well and expected well abandonment costs in excess of the insurance deductible less insurance proceeds received to date.

(2)
Assets held for sale consist primarily of North Sea oil and gas properties. Liabilities associated with assets held for sale consist primarily of asset retirement obligations related to these assets. See Note 3. Divestitures.

(3)	See Note 5. Debt.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 3. Divestitures
North Sea Properties During the first six months of 2013, we closed two sales of non-operated working interest properties located in the UK and Netherlands sectors of the North Sea. The sales resulted in a $55 million gain based on net sales proceeds of $54 million for the fields. We continue to market our remaining North Sea properties.
As of June 30, 2013, all the properties remaining in our North Sea geographical segment are included in assets held for sale in our consolidated balance sheet. Our consolidated statements of operations have been reclassified for all periods presented to reflect the operations of our North Sea geographical segment as discontinued. Upon reclassification as held for sale, depreciation, depletion, and amortization (DD&A) ceased. Our long-term debt is recorded at the consolidated level; therefore no interest expense has been allocated to discontinued operations.
Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Oil and Gas Sales	$12	$65	$21	$140
Income Before Income Taxes	5	39	4	79
Income Tax Expense	3	22	10	47
Operating Income (Loss), Net of Tax	2	17	(6)	32
Gain on Sale, Net of Tax	17	—	55	—
Discontinued Operations, Net of Tax	$19	$17	$49	$32
Onshore US Properties During the first six months of 2013, we closed the sales of certain crude oil and natural gas properties in Kansas, Oklahoma and the Gulf Coast areas. The information regarding the assets sold is as follows:

Six Months Ended June 30,
2013
(millions)
Sales Proceeds	$60
Less
Net Book Value of Assets Sold	(53)
Goodwill Allocated to Assets Sold	(4)
Asset Retirement Obligations Associated with Assets Sold	5
Other Closing Adjustments	4
Gain on Divestitures	$12

Note 4.  Derivative Instruments and Hedging Activities
Objective and Strategies for Using Derivative Instruments   We are exposed to fluctuations in crude oil and natural gas prices on the majority of our production. In order to mitigate the effect of commodity price volatility and enhance the predictability of cash flows relating to the marketing of our global crude oil and domestic natural gas, we enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. The derivative instruments we use include variable to fixed price commodity swaps, two-way and three-way collars and put options.
During the first quarter of 2013, we restructured our hedge portfolio to better align hedge benchmark prices with our realized crude oil sales prices. We terminated certain of our crude oil swaps and three way collars while entering into new hedging instruments including crude oil swaps and put options. As a result of this restructuring, we recognized a de minimis gain on hedge terminations.
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
Unsettled Derivative Instruments   As of June 30, 2013, we had entered into the following crude oil derivative instruments:

				Swaps	Options	Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Fixed Price	Put Option Premium	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2013
2013	Swaps	NYMEX WTI (1)	9,000	$90.16	$—	$—	$—	$—
2013	Swaps	Dated Brent	3,000	98.03	—	—	—	—
2013	Two-Way Collars	NYMEX WTI	5,000	—	—	—	95.00	115.00
2013	Three-Way Collars	NYMEX WTI	7,000	—	—	63.57	83.57	109.04
2013	Three-Way Collars	Dated Brent	13,000	—	—	81.15	100.75	124.68
2013	Put Options (2)	NYMEX WTI	11,000	—	5.97	—	97.60	—
2014	Swaps	NYMEX WTI	37,000	92.67	—	—	—	—
2014	Swaps	Dated Brent	10,000	103.33	—	—	—	—
2014	Three-Way Collars	NYMEX WTI	9,000	—	—	75.89	90.89	100.44
2014	Three-Way Collars	Dated Brent	8,000	—	—	84.38	98.25	121.56
2015	Swaps	NYMEX WTI	10,000	87.01	—	—	—	—
2015	Swaps	Dated Brent	5,000	99.04	—	—	—	—
2015	Three-Way Collars	NYMEX WTI	10,000	—	—	68.50	88.50	92.87
2015	Three-Way Collars	Dated Brent	5,000	—	—	75.00	95.00	112.53

(1)	West Texas Intermediate

(2)
For put options, we typically pay a premium to the counterparty in exchange for the sale of the instrument. If the index price is below the floor price of the put option, we receive the difference between the floor price and the index price multiplied by the contract volumes less the option premium. If the index price settles at or above the floor price of the put option, we pay only the put option premium.

As of June 30, 2013, we had entered into the following natural gas derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2013
2013	Swaps	NYMEX HH (1)	60,000	$4.58	$—	$—	$—
2013	Two-Way Collars	NYMEX HH	40,000	—	—	3.25	5.14
2013	Three-Way Collars	NYMEX HH	100,000	—	3.88	4.75	5.63
2014	Swaps	NYMEX HH	60,000	4.24	—	—	—
2014	Three-Way Collars	NYMEX HH	230,000	—	2.83	3.75	4.98
2015	Swaps	NYMEX HH	80,000	4.32	—	—	—
2015	Three-Way Collars	NYMEX HH	120,000	—	3.54	4.25	5.06

(1)	Henry Hub

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Fair Value Amounts and Gains and Losses on Derivative Instruments   The fair values of derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(millions)
Commodity Derivative Instruments	Current Assets	$72	Current Assets	$63	Current Liabilities (1)	$13	Current Liabilities	$7
	Noncurrent Assets	95	Noncurrent Assets	21	Noncurrent Liabilities	—	Noncurrent Liabilities	3
Total		$167		$84		$13		$10
 (1) Includes $12 million of deferred put option premium.
The effect of derivative instruments on our consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Realized Mark-to-Market (Gain) Loss
Crude Oil	$6	$17	$14	$51
Natural Gas	(8)	(16)	(23)	(27)
Total Realized Mark-to-Market (Gain) Loss	(2)	1	(9)	24
Unrealized Mark-to-Market (Gain) Loss
Crude Oil	(124)	(300)	(83)	(208)
Natural Gas	(35)	23	3	4
Total Unrealized Mark-to-Market Gain	(159)	(277)	(80)	(204)
Total Gain on Commodity Derivative Instruments	$(161)	$(276)	$(89)	$(180)
 Accumulated other comprehensive loss (AOCL) at June 30, 2013 included deferred losses of $25 million, net of tax, related to interest rate derivative instruments. This amount will be reclassified to earnings as an adjustment to interest expense over the terms of our senior notes due April 2014 and March 2041.  Approximately $2 million of deferred losses (net of tax) will be reclassified to earnings during the next 12 months and will be recorded as an increase in interest expense.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 5. Debt
Our debt consists of the following:

	June 30, 2013			December 31, 2012
	Debt	Interest Rate		Debt	Interest Rate
(millions, except percentages)
Credit Facility, due October 14, 2016 (1)	$—	—		$—	—
CONSOL Installment Payment, due September 30, 2013	328	1.79%	(2)	328	1.79%	(2)
FPSO and Other Capital Lease Obligations	324	—		311	—
5¼% Senior Notes, due April 15, 2014	200	5.25%		200	5.25%
8¼% Senior Notes, due March 1, 2019	1,000	8.25%		1,000	8.25%
4.15% Senior Notes, due December 15, 2021	1,000	4.15%		1,000	4.15%
7¼% Senior Notes, due October 15, 2023	100	7.25%		100	7.25%
8% Senior Notes, due April 1, 2027	250	8.00%		250	8.00%
6% Senior Notes, due March 1, 2041	850	6.00%		850	6.00%
7¼% Senior Debentures, due August 1, 2097	84	7.25%		84	7.25%
Total	4,136			4,123
Unamortized Discount	(12)			(15)
Total Debt, Net of Discount	4,124			4,108
Less Amounts Due Within One Year
Current portion of CONSOL Installment Payment, net of discount	(327)			(324)
5¼% Senior Notes, due April 15, 2014, net of discount	(200)			—
FPSO and Other Capital Lease Obligations	(50)			(48)
Long-Term Debt Due After One Year	$3,547			$3,736

(1)	Our Credit Agreement provides for a $4.0 billion unsecured revolving Credit Facility. The Credit Facility is available for general corporate purposes.

(2)	Imputed rate based on the prevailing market rates for similar debt instruments at the date of assessment.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

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
Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
(millions)
June 30, 2013
Financial Assets
Mutual Fund Investments	$110	$—	$—	$—	$110
Commodity Derivative Instruments	—	173	—	(6)	167
Financial Liabilities
Commodity Derivative Instruments	—	(19)	—	6	(13)
Portion of Deferred Compensation Liability Measured at Fair Value	(178)	—	—	—	(178)
December 31, 2012
Financial Assets
Mutual Fund Investments	$103	$—	$—	$—	$103
Commodity Derivative Instruments	—	113	—	(29)	84
Financial Liabilities
Commodity Derivative Instruments	—	(39)	—	29	(10)
Portion of Deferred Compensation Liability Measured at Fair Value	(160)	—	—	—	(160)

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Asset Impairments We determined that the carrying amounts of certain assets were not recoverable from future cash flows and, therefore, were impaired. The assets were reduced to their estimated fair values. Information about the impaired assets is as follows:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Book Value (1)	Total Pre-tax (Non-cash) Impairment Loss
millions
Three Months Ended June 30, 2013
Impaired Oil and Gas Properties	$—	$—	$—	$—	$—
Three Months Ended June 30, 2012
Impaired Oil and Gas Properties	—	—	172	245	73
Six Months Ended June 30, 2013
Impaired Oil and Gas Properties	—	—	—	—	—
Six Months Ended June 30, 2012
Impaired Oil and Gas Properties	—	—	172	245	73
(1) Amount represents net book value at the date of assessment.
Amounts for 2012 related primarily to our South Raton development in the deepwater Gulf of Mexico and our Piceance development, onshore US. The fair values of the properties were determined as of the date of the assessment using discounted cash flow models. The discounted cash flows were based on management’s expectations for the future. Inputs included estimates of future oil and gas production, commodity prices based on NYMEX commodity price curves as of the date of the estimate, estimated operating and development costs, and a risk-adjusted discount rate of 10%.
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

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(millions)
Total Debt, Net of Unamortized Discount (1)	$3,800	$4,330	$3,797	$4,570

(1)	Excludes FPSO and other capital lease obligations. No floating rate debt was outstanding at June 30, 2013 or December 31, 2012.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 7.  Capitalized Exploratory Well Costs
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole cost.
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

Six Months Ended June 30, 2013
(millions)
Capitalized Exploratory Well Costs, Beginning of Period	$900
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	313
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves	(18)
Capitalized Exploratory Well Costs Charged to Expense	(3)
Capitalized Exploratory Well Costs, End of Period	$1,192

The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced, and the number of projects that have been capitalized for a period greater than one year:

	June 30, 2013	December 31, 2012
(millions)
Exploratory Well Costs Capitalized for a Period of One Year or Less	$523	$355
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	669	545
Balance at End of Period	$1,192	$900
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	13	14

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the commencement of drilling as of June 30, 2013:

		Suspended Since
	Total	2012	2011	2010 & Prior
(millions)
Country/Project:
Offshore Equatorial Guinea
Carla	$12	$—	$12	$—
Diega	105	—	46	59
Felicita	36	1	2	33
Yolanda	18	—	1	17
Offshore Cameroon
YoYo	50	5	5	40
Offshore Israel
Leviathan	128	20	67	41
Leviathan-1 Deep	71	43	28	—
Tanin 1	34	2	32	—
Dolphin 1	22	—	22	—
Dalit	22	—	—	22
Offshore Cyprus
Cyprus A-1	65	8	57	—
Deepwater Gulf of Mexico
Gunflint	87	35	—	52
Other
Projects of $10 million or less each	19	10	—	9
Total	$669	$124	$272	$273

Carla/Diega   Carla is a 2011 crude oil discovery on Block O; Diega (formerly Carmen) is a 2008 condensate and crude oil discovery on Blocks O and I. We continue reviewing drilling results of the Carla O-7 and the Carla I-7 wells. In early July, we spud our Diega I-8 appraisal well. We are currently evaluating regional development scenarios for these two discoveries, which include possible sanctioning of a development project during 2013.
Felicita/Yolanda   Felicita is a 2008 condensate and natural gas discovery on Block O. Yolanda is a 2008 condensate and natural gas discovery on Block I. We are currently evaluating regional natural gas development options for these discoveries and working with the government of Equatorial Guinea to assess longer-term natural gas commercialization across the industry.
YoYo   YoYo is a 2007 natural gas and condensate discovery. During 2011 we acquired and processed additional 3D seismic information and are continuing evaluations for future drilling potential. We are also working with the government of Cameroon to assess future natural gas commercialization options.
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
Leviathan-1 Deep   In January 2012, we returned to the Leviathan-1 well and began drilling toward two deeper intervals in order to evaluate them for the existence of crude oil (Leviathan-1 Deep). We are continuing our evaluation of Leviathan-1 Deep and will integrate the data from the Leviathan-1 Deep well into our model to update our analysis and design a drilling plan specifically to test the deep oil concept. We have secured a drillship with the capabilities necessary to reach the target objective. The drillship is scheduled to arrive in the Eastern Mediterranean at the end of 2013, and we plan to begin drilling an exploratory well in 2014.
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
Cyprus The Cyprus A-1 is a successful natural gas exploratory well drilled on Block 12 in the fourth quarter of 2011. During the second quarter of 2013, we spud the Cyprus A-2 appraisal well as we continue our appraisal program on Block 12. We are working with the Cyprus government regarding domestic development plans along with possible LNG export options.
Gunflint   Gunflint (Mississippi Canyon Block 948) is a 2008 crude oil discovery. In July 2012, we drilled a successful Gunflint appraisal well. We completed drilling our second successful Gunflint appraisal well in April 2013. A deeper exploration target was also drilled; however, it did not find commercial quantities of hydrocarbons. We are proceeding towards sanctioning a development project in the second half of 2013. First production from Gunflint is targeted for late 2015 or early 2016 utilizing a subsea tieback to an existing host facility.
Note 8.  Asset Retirement Obligations
Asset retirement obligation (ARO) consists primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Six Months Ended June 30,
	2013	2012
(millions)
Asset Retirement Obligations, Beginning Balance	$402	$377
Liabilities Incurred	2	23
Liabilities Settled	(10)	(2)
Revision of Estimate	7	20
Accretion Expense (1)	14	14
Other	—	(89)
Asset Retirement Obligations, Ending Balance	$415	$343
(1) Accretion expense is included in DD&A expense in the consolidated statements of operations.
Liabilities incurred in 2013 relate primarily to wells drilled in the DJ Basin, onshore US. Liabilities incurred in 2012 include costs to abandon the Leviathan-2 appraisal well, offshore Israel. Liabilities settled in 2013 relate primarily to onshore US properties sold. See Note 3. Divestitures. Revisions relate primarily to our Alen development, offshore Equatorial Guinea, in 2013 and China in 2012. Other includes ARO liabilities associated with North Sea properties held for sale, which were included within liabilities associated with assets held for sale.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions, except per share amounts)
Income from Continuing Operations	$358	$275	$590	$524
Earnings Adjustment from Assumed Conversion of Dilutive Shares of Common Stock in Rabbi Trust (1)	—	(7)	—	(5)
Income from Continuing Operations Used for Diluted Earnings Per Share Calculation	$358	$268	$590	$519

Weighted Average Number of Shares Outstanding, Basic	359	356	358	355
Incremental Shares From Assumed Conversion of Dilutive Stock Options, Restricted Stock and Shares of Common Stock in Rabbi Trust	4	5	4	5
Weighted Average Number of Shares Outstanding, Diluted	363	361	362	360
Earnings from Continuing Operations Per Share, Basic	$1.00	$0.77	$1.64	$1.47
Earnings from Continuing Operations Per Share, Diluted	0.99	0.74	1.63	1.44
Number of antidilutive stock options, shares of restricted stock and shares of common stock in rabbi trust excluded from calculation above	5	5	5	5

(1)
Consistent with GAAP, when dilutive, deferred compensation gains or losses, net of tax, are excluded from net income while our common shares held in the rabbi trust are included in the diluted share count. For this reason, the diluted earnings per share calculations for the three and six months ended June 30, 2012 exclude deferred compensation gains.

Note 10.  Income Taxes
The income tax provision relating to continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Current	$71	$56	$108	$100
Deferred	57	59	106	100
Total Income Tax Provision	$128	$115	$214	$200
Effective Tax Rate	26.4%	29.5%	26.6%	27.6%

Our effective tax rate for the first six months of 2013 decreased as compared with the first six months of 2012. This decrease is primarily due to a tax contingency recognized during the second quarter of 2012.
In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2008, Equatorial Guinea – 2008, Israel – 2008 and China –2010.
See Note 3. Divestitures for income taxes associated with discontinued operations.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 11.  Segment Information
We have operations throughout the world and manage our operations by country. The following information is grouped into four components that are all in the business of crude oil and natural gas exploration, development, production, and acquisition: the United States; West Africa (Equatorial Guinea, Cameroon, and Sierra Leone; as well as Senegal/Guinea-Bissau, which we exited in the third quarter of 2012); Eastern Mediterranean (Israel and Cyprus); and Other International and Corporate. Other International includes China, Falkland Islands, Nicaragua and new ventures. As of June 30, 2013, our remaining North Sea assets were reclassified to assets held for sale, and prior year amounts have been reclassified to exclude the North Sea geographical segment. See Note 3. Divestitures.

	Consolidated	United States	West Africa	Eastern Mediterranean	Other Int'l & Corporate
(millions)
Three Months Ended June 30, 2013
Revenues from Third Parties	$1,112	$683	$290	$101	$38
Income from Equity Method Investees	37	—	37	—	—
Total Revenues	1,149	683	327	101	38
DD&A	368	258	63	27	20
Gain on Commodity Derivative Instruments (1)	(161)	(111)	(50)	—	—
Income (Loss) from Continuing Operations Before Income Taxes	486	320	268	44	(146)
Three Months Ended June 30, 2012
Revenues from Third Parties	$934	$527	$332	$29	$46
Income from Equity Method Investees	31	—	31	—	—
Total Revenues	965	527	363	29	46
DD&A	325	232	62	10	21
Gain on Commodity Derivative Instruments (1)	(276)	(93)	(183)	—	—
Income (Loss) from Continuing Operations Before Income Taxes	390	48	455	5	(118)
Six Months Ended June 30, 2013
Revenues from Third Parties	$2,196	$1,399	$563	$152	$82
Income from Equity Method Investees	96	—	96	—	—
Total Revenues	2,292	1,399	659	152	82
DD&A	734	524	117	55	38
Gain on Commodity Derivative Instruments (1)	(89)	(62)	(27)	—	—
Income (Loss) from Continuing Operations Before Income Taxes	804	563	499	59	(317)
Six Months Ended June 30, 2012
Revenues from Third Parties	$1,970	$1,080	$715	$73	$102
Income from Equity Method Investees	83	—	83	—	—
Total Revenues	2,053	1,080	798	73	102
DD&A	619	430	135	15	39
Gain on Commodity Derivative Instruments (1)	(180)	(102)	(78)	—	—
Income (Loss) from Continuing Operations Before Income Taxes	724	241	682	37	(236)
June 30, 2013
Total Assets	$17,961	$11,899	$3,022	$2,679	$361
December 31, 2012
Total Assets	17,509	11,199	3,063	2,572	675
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

EXECUTIVE OVERVIEW
We are a worldwide producer of crude oil and natural gas. We aim to achieve sustainable growth in value and cash flow through exploration success and the development of a high-quality, diversified, growing portfolio of assets that is balanced between US and international projects, while maintaining a strong balance sheet and ample liquidity levels. We primarily focus on organic growth from exploration and development drilling and augment that with periodic, opportunistic new business development (mergers and acquisitions) capability. We manage the portfolio for superior returns and to ensure geographic portfolio diversification, with periodic divestments of non-core assets. We focus on basins or plays where we have strategic competitive advantage and which we believe generate superior returns.
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
Our financial results for the second quarter of 2013 included:

•	net income of $377 million (including $358 million from continuing operations), as compared with $292 million (including $275 million from continuing operations) for second quarter 2012;

•
gain on commodity derivative instruments of $161 million (including unrealized mark-to-market gain of $159 million) as compared with a gain on commodity derivative instruments of $276 million (including unrealized mark-to-market gain of $277 million) for second quarter 2012;

•	diluted earnings per share of $1.04, as compared with $0.79 for second quarter 2012;

•	cash flow provided by operating activities of $539 million, as compared with $506 million for second quarter 2012;

•	ending cash balance of $706 million, as compared with $1.4 billion at December 31, 2012;

•	capital spending, on a cash basis, of $1.1 billion as compared with $882 million for second quarter 2012; and

•	ratio of debt-to-book capital of 32%, as compared with 33% at December 31, 2012.
Key highlights for the second quarter of 2013 included:

•	achieving record sales volumes of 260 MBoe/d;

•	attaining record DJ Basin horizontal production averaging 50 MBoe/d;

•	reaching record exit rate of 150 MMcfe/d in the Marcellus Shale;

•	confirming primary resource target with the successful Gunflint appraisal well, deepwater Gulf of Mexico;

•	announcing natural gas exploration discovery at the Karish prospect, offshore Israel;

•	reaching full operation at Tamar, offshore Israel; and

•	initiating first production from the Alen project, offshore Equatorial Guinea.
Tamar Update
Just over four years from discovery, the Tamar project is fully operational and delivering significant volumes of natural gas to Israel. The natural gas flows from the field through the world's longest subsea tieback, more than 90 miles to the Tamar platform and then to the Ashdod onshore terminal (AOT). Tamar is a technological and commercial milestone that significantly contributes to our production growth. In June 2013, the Israeli Petroleum Commissioner issued a final permit to operate Tamar. We are also advancing plans for a compression project to expand the AOT to facilitate the increased sales volumes from Tamar.

Exploration Program Update
We continue to evaluate and build upon our significant exploration inventory in the onshore US, deepwater Gulf of Mexico, offshore West Africa, offshore Eastern Mediterranean and other new venture locations.
We continually evaluate our exploration inventory to provide additional growth opportunities and potential new core areas. In addition, we believe each of our existing core areas has significant remaining exploration upside and we continue to leverage existing activities to improve our exploration programs in these core areas.
We were in the process of drilling and/or evaluating significant exploratory wells at June 30, 2013 (See Item 1. Financial Statements –Note 7. Capitalized Exploratory Well Costs), and expect to continue an active exploratory drilling program in the future.
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
As discussed below, we are currently conducting, or planning to conduct, exploratory drilling activities in previously unexplored areas as well as appraisal activities at several of our discoveries. In the event we conclude that one of our exploratory wells did not encounter hydrocarbons or that a discovery is not economically or operationally viable, the associated capitalized exploratory well costs would be charged to expense.  Additionally, we may not conduct exploration activities prior to lease expirations. For example, in the deepwater Gulf of Mexico, while we continue to mature our prospect portfolio, regulations have become more stringent due to the Deepwater Horizon incident in 2010. In some instances, specifically engineered blowout preventers, rigs, and completion equipment may be required to handle high pressure environments. Regulatory requirements or lack of readily available equipment could prevent us from engaging in future exploration activities during our current lease terms. As a result, in a future period, dry hole cost and leasehold impairment charges could be significant.
Updates of our significant exploration activities are as follows:
Deepwater Gulf of Mexico We hold significant exploration potential in the deepwater Gulf of Mexico. During the first quarter of 2013, we participated in the Central Gulf of Mexico Lease Sale 227 and were high bidder on five deepwater blocks. In July 2013, we spud the Troubadour exploratory well (Mississippi Canyon Block 699), located adjacent to our Big Bend discovery, and plan to drill an additional exploration prospect later in 2013.
Offshore Eastern Mediterranean During the second quarter of 2013, we drilled a successful exploratory well on the Karish prospect in the Alon C license. The well was drilled to a depth of 15,783 feet, discovering hydrocarbons in the lower Miocene sands. We hold a 47% operated working interest in Karish. Additionally, during the second quarter of 2013, we spud the Cyprus A-2 appraisal well.
Offshore Nicaragua We continue to evaluate our undeveloped acreage and currently plan to spud our first exploratory well (Paraiso), targeting an oil play, in the third quarter of 2013. During the first quarter of 2013, we began hosting potential partners in our data room and expect to farm down our working interest.
Offshore Falkland Islands In March 2013, we assumed operatorship from Falkland Oil and Gas Limited of the Northern Area License and will assume operatorship of the Southern Area License no later than March 2014. We continue to acquire and process 3D seismic over the Southern Area License and plan to acquire 3D seismic over the Northern Area License as part of the exploration program.
Major Development Project Updates
During the first six months of 2013, we successfully brought the Tamar and Alen projects online as we continue to advance our major development projects. We expect these projects to deliver significant growth in production over the next several years. Updates on our major development projects are as follows:
Sanctioned Development Projects
Horizontal Niobrara (Onshore US)   We have increased our horizontal drilling activity targeting the Niobrara formation in the Wattenberg area and our Northern Colorado acreage, resulting in a significant positive impact on our current production volumes. We expect to spud over 300 horizontal wells during 2013 and continue to move into areas of higher liquids content. We spud 131 horizontal wells thus far in 2013, including 16 extended-reach lateral wells.
Marcellus Shale (Onshore US)   We continue to delineate the wet gas acreage, while our partner CONSOL Energy has reduced drilling in the dry gas area due to the current natural gas price environment. We continue to work together to enhance our recoveries with longer lateral wells, improved completion design and optimized well placements. Together, we have drilled to total depth 27 wet gas wells and 21 dry gas wells thus far in 2013.
The CONSOL Carried Cost Obligation is currently suspended because average natural gas prices have remained below the contractual threshold. See Liquidity and Capital Resources - Contractual Obligations below.
Alen (Blocks O and I, Offshore Equatorial Guinea)   Final commissioning continues with first production beginning late in the second quarter of 2013. We expect production to ramp up in the third quarter of 2013.
Unsanctioned Development Projects
Gunflint (deepwater Gulf of Mexico)  We completed drilling our second successful Gunflint appraisal well in April 2013. A deeper exploration target was also drilled; however, it did not find commercial quantities of hydrocarbons. We are proceeding towards sanctioning a development project in the second half of 2013. First production from Gunflint is targeted for late 2015 or early 2016 utilizing a subsea tieback to an existing host facility.
Big Bend (deepwater Gulf of Mexico) We are evaluating subsea tieback to third party host facility options and anticipate sanctioning a development plan for Big Bend during 2013, with first production targeted in late 2015 or early 2016. A discovery at the nearby Troubadour exploration prospect could provide for co-development opportunity.
Leviathan (Offshore Israel)   The successful results from our recent Leviathan-4 appraisal well have enhanced our understanding of the reservoir and we continue our evaluation of multiple development concepts.
We continue working with Woodside Energy Ltd. (Woodside) towards reaching a definitive agreement to sell a 30% working interest in the Leviathan licenses. Each of the current Leviathan partners is expected to participate as a seller to Woodside. We expect to convey a 9.66% working interest, reducing our working interest to 30%, and continue as upstream operator. See Operating Outlook – Update on Israel's Natural Gas Economy, below.
Carla and Diega (Offshore Equatorial Guinea) We continue reviewing drilling results of the Carla O-7 and the Carla I-7 wells. In early July 2013, we spud our Diega I-8 appraisal well. We continue evaluating economic development options in this area.
See Item 1. Financial Statements –Note 7. Capitalized Exploratory Well Costs for additional information on costs incurred related to these projects.
Non-Core Divestiture Program
Our non-core divestiture program is designed to generate organizational and operational efficiencies as well as cash for use in our capital investment program. Divestitures of non-core properties allow us to allocate capital and employee resources to high-value and high-growth areas.  Further, proceeds from divestitures provide additional flexibility in the implementation of our international and deepwater Gulf of Mexico exploration and development programs and our horizontal drilling activities in the DJ Basin and Marcellus Shale.
During the first six months of 2013, we closed two sales of non-operated working interests located in the UK and Netherlands sectors of the North Sea. The sales resulted in a $55 million gain based on total net sale proceeds of $54 million for the fields. We also closed the sale of certain crude oil and natural gas properties in Kansas, Oklahoma and the Gulf Coast areas for a $12 million gain based on total net sale proceeds of $60 million. We continue to market packages of non-core onshore US properties and our remaining North Sea properties. See Item 1. Financial Statements – Note 3. Divestitures.
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
Sales Volumes
On a BOE basis, total sales volumes from continuing operations were 16% higher for the second quarter of 2013 as compared with the second quarter of 2012, and our mix of sales volumes was 44% global liquids, 30% international natural gas, and 26% US natural gas. See Results of Operations – Revenues, below.

Commodity Price Changes and Hedging
US average realized natural gas prices for the second quarter of 2013 almost doubled as compared with the second quarter of 2012. Total consolidated average realized crude oil prices for the second quarter of 2013 decreased 3% as compared with the second quarter of 2012.
We have hedged approximately 50% of our expected global crude oil production and 50% of our expected domestic natural gas production for the remainder of 2013. See Item 1. Financial Statements – Note 4. Derivative Instruments and Hedging Activities.
OPERATING OUTLOOK
2013 Production   Our expected crude oil, natural gas and NGL production for 2013 may be impacted by several factors including:

•	overall level and timing of capital expenditures which, as discussed below and dependent upon our drilling success, are expected to maintain our near-term production volumes;

•
increases in and timing of production from the Tamar project, offshore Israel, the Alen project, offshore Equatorial Guinea, horizontal drilling in the Niobrara formation in the DJ Basin and the wet gas area of the Marcellus Shale;

•
Israeli demand for electricity which affects demand for natural gas as fuel for power generation, industrial market growth, and production rates from Tamar, Mari-B, Noa and Pinnacles fields, offshore Israel;

•
variations in West Africa crude oil and condensate sales volumes due to potential Aseng FPSO downtime and timing of liftings, and variations in natural gas sales volumes related to potential downtime at the methanol, LPG and/or LNG plants;

•	natural field decline in the deepwater Gulf of Mexico and non-core US onshore areas, the Mari-B, Noa and Pinnacles fields offshore Israel, and the Alba and Aseng fields offshore Equatorial Guinea;

•
potential weather-related volume curtailments due to hurricanes in the deepwater Gulf of Mexico; heat in the Rocky Mountain area of our US operations; or winter storms in the DJ Basin, Marcellus Shale and/or Rocky Mountain areas;

•
reliability of third party facilities and/or potential pipeline and processing facility capacity constraints which may cause restrictions or interruptions in mid-stream processing in the DJ Basin, Marcellus Shale and/or Rocky Mountain areas of our US operations;

•	potential shut-in of US producing properties if storage capacity becomes unavailable;

•	potential drilling and/or completion permit delays due to future regulatory changes; and

•	potential purchases of producing properties or divestments of non-core operating assets.
2013 Capital Investment Program Our total capital investment program for 2013 is estimated at $3.9 billion. The capital investment program allocates approximately 60% to onshore US, 6% to deepwater Gulf of Mexico, 10% to the Eastern Mediterranean, 15% to West Africa and 9% to corporate and other. Exploration and appraisal activity within these geographic areas is expected to receive 19% of total capital.
The 2013 capital investment program will exceed operating cash flows and the difference is expected to be funded from cash on hand, borrowings under our revolving credit facility, and/or other financing such as an issuance of long-term debt. Funding may also be provided by proceeds from divestment of non-core assets. See Liquidity and Capital Resources – Financing Activities below.
We will evaluate the level of capital spending and remain flexible throughout the year based on the following factors, among others:

•	commodity prices, including price realizations on specific crude oil, natural gas and NGL production;

•	cash flows from operations;

•	operating and development costs and service contractor market conditions;

•	drilling results;

•	CONSOL Carried Cost Obligation (See Liquidity and Capital Resources - Contractual Obligations);

•	property acquisitions and divestitures;

•	increase in exploration activities in new areas, including offshore Sierra Leone, Nicaragua and the Falkland Islands;

•	availability of financing;

•	potential legislative or regulatory changes;

•	potential changes in the fiscal regimes of the US and other countries in which we operate; and

•	impact of new laws and regulations.

Potential for Asset Impairments
Commodity prices remain volatile. A decline in future crude oil or natural gas prices could result in impairment charges. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future oil and gas production, market outlook on forward commodity prices, operating and development costs, and interest rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward crude oil or natural gas prices alone could result in impairment.
We are currently marketing certain non-core onshore US properties. As of June 30, 2013, management and the Board of Directors had not committed to any specific plans to sell additional properties. If the properties are reclassified as assets held for sale in the future, they will be valued at the lower of net book value or anticipated sales proceeds less costs to sell. Impairment expense would be recorded for any excess of net book value over anticipated sales proceeds less costs to sell. In addition, a further loss on sale could occur.
Occasionally, well mechanical problems arise, which can reduce production and potentially result in reductions in proved reserves estimates. For example, our South Raton development in the deepwater Gulf of Mexico recently experienced mechanical issues that were remediated. Although the mechanical issues have been remediated at this time and production has been restored, there is no assurance that such mechanical issues would not recur in the future or that future remediation efforts would be successful. South Raton had a net book value of approximately $113 million at June 30, 2013.
Update on Hydraulic Fracturing
The practice of hydraulic fracturing in shale formations is the subject of significant focus among some environmentalists, local, state, and federal policy makers, and the general public.
Although hydraulic fracturing is regulated primarily at the state level, local governments and the federal government are increasingly active on the matter. For example, on May 16, 2013, the US Department of the Interior issued proposed rules governing hydraulic fracturing on federal lands. The proposed rules would affect drilling operations on the 700 million acres of federally-owned minerals administered by the Bureau of Land Management, as well as 56 million acres of Native American-owned minerals. The proposed rules would require companies to:

•	disclose chemicals they inject by using an online database, with an exception for chemicals deemed to be trade secrets;

•	verify that wells are drilled properly so that toxic fluids do not contaminate groundwater; and

•	submit plans for managing drilling wastewater in lined pits or storage tanks.
The proposed rules are currently subject to public comment and could see further revision. Because oil and gas drilling and development activities, including hydraulic fracturing practices, are already regulated at the state level, compliance with federal hydraulic fracturing regulations may result in additional costs and reporting burdens.
In Nevada, the State Assembly recently adopted legislation that requires the development of a program to regulate the use of hydraulic fracturing in Nevada. State regulators will soon begin to develop a program to regulate hydraulic fracturing in the state.
In Colorado, there has been recent activity on oil and gas policy on multiple fronts. This includes several local ballot initiatives and ordinances, regulatory efforts, litigation, and statewide legislative efforts. For example, in 2012, residents in the City of Longmont, Colorado banned hydraulic fracturing activities within city limits via a ballot initiative. This action is being litigated by the state and industry, as being in conflict with state law. In addition, city councils in Fort Collins and Boulder have undertaken measures related to hydraulic fracturing and there are signature campaigns in both jurisdictions which, if successful, would put the question of extended moratoria before voters in November 2013. Additionally, there are campaigns underway to gain signatures in a number of other local jurisdictions that would put bans or restrictions on hydraulic fracturing on this year's ballot. Because our operations are focused in Weld County, we do not have active drilling programs in any of the areas currently experiencing bans or signature initiatives.
Certain federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could potentially result in substantial incremental operating, capital and compliance costs as well as delay our ability to develop oil and gas reserves. We continue to monitor these voter initiatives, as well as proposed legislation and regulations, to assess the potential impact on our operations and to develop and implement strategies for managing these risks. See also Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 - Federal or state hydraulic fracturing legislation could increase our costs or restrict our access to oil and gas reserves.
Update on Israel's Natural Gas Economy
Antitrust Authority The Israeli Antitrust Commissioner has been actively engaged to encourage competition in developing Israel's natural gas resources. The Antitrust Commissioner ruled that all domestic natural gas sales contracts are subject to review and approval of the Antitrust Authority and has intervened in the terms of long term contracts with certain end users. In addition, the Antitrust Commissioner has alleged that the Leviathan license acquisition agreement is a restrictive arrangement and publicly expressed concerns regarding ownership concentration in exploration blocks and development projects and its potential impacts on a competitive domestic natural gas price environment and end user electricity costs. We continue to engage with the Israeli government on this matter. Antitrust Commissioner decisions and actions to increase competition could result in a requirement to divest assets, reduce or relinquish revenue interests, and/or implement equity marketing of production.
Natural Gas Export The Israeli government is also in the process of developing a natural gas export policy. In September 2012, the Tzemach Committee issued its final recommendations on government policy for developing the natural gas economy (the Tzemach Report). See Items 1 and 2. Business and Properties - Regulations - Israeli Interministerial Committee in our Annual Report on Form 10-K for the year ended December 31, 2012.
On June 23, 2013, the Israeli Cabinet approved a plan for natural gas exports and other natural gas development related matters, which we are in the process of reviewing.
Certain members of the Knesset, the Israel parliament, have argued for limitations on exports and have demanded that natural gas policy, including exports, be addressed by the Knesset as opposed to the Cabinet. This matter has been appealed to the Israeli High Court of Justice which is expected to rule in the coming months.
With our partners, we are continuing to study the official export and natural gas development policies and are monitoring any additional developments to assess the possible impact, positive or negative, of any resulting laws or regulations on our future development activities in Israel. Certain changes in Israel's fiscal and/or regulatory regimes occurring as a result of Antitrust Authority rulings or government policy on natural gas development and/or exports could delay or reduce the profitability of our Tamar and/or Leviathan development projects; delay closing of a farm-out agreement which we are currently negotiating with Woodside or preclude such an agreement entirely; and/or render future exploration and development projects uneconomic. We continue to work with the Israeli government in support of establishing a stable investment climate to allow for future development of Israel's natural gas economy which will bring significant economic benefits to the state and citizens of Israel.
See also Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 - Our international operations may be adversely affected by economic and political developments.
Update on Cyber Security
In 2013, cyber attacks against US corporations have escalated, and we believe that cyber attackers are actively looking for ways to gain access to the networks and information of US oil and gas companies, including Noble Energy. While some attacks have resulted in theft of intellectual property or financial assets, other attacks have included infiltration, denial of service efforts, business disruption, or surveillance and control of computer systems with an apparent hostile intent. For example, it was recently reported that hackers were able to gain access to control-system software that could allow manipulation of oil or gas pipeline operations. Such manipulation could include the deletion of important data or the disabling of key safety features.
Information technology and infrastructure may also be breached due to employee or contractor error or malfeasance or by other disruptions that could result in unauthorized disclosure or loss of information.
We continuously look for ways to enhance our cyber security controls and procedures, including the deployment of additional personnel and protection technologies, employee awareness and training, and application of learnings and best practices gained from other companies and government engagement.
We continue to face cyber threats, as do general industry and the oil and gas sector. Specifically, we are aware that we are at risk of cyber threats from hackers that are hostile to countries in which we operate. As these and other cyber threats evolve, we expect to expend additional financial or employee resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
See also Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 – A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.
Update on Butler vs. Powers On September 7, 2011, an intermediate appellate court (Superior Court) in Pennsylvania issued an opinion in Butler v. Powers regarding the interpretation of a deed. As a result, traditional views of how ownership of shale gas is determined in that state were called into question. The issue raised by the case was whether shale gas is different from other natural gas and should be considered part of mineral rights, rather than oil and gas rights, because shale gas is contained inside unconventional shale rock. An appeal of the decision was subsequently filed with the Pennsylvania Supreme Court, which decided to hear the appeal. Written and oral arguments in the case were presented.
On April 24, 2013, the Pennsylvania Supreme Court reversed the Superior Court and reinstated the trial court's order finding that a deed's reservation of mineral rights did not include natural gas. The decision reinforces long-standing Pennsylvania law that a reservation or grant of minerals does not include crude oil or natural gas unless such reservation or grant is expressly stated or unless clear and convincing parol evidence demonstrates the parties' intent to include crude oil or natural gas in the general reservation or grant.
Risk and Insurance Program
Our business is subject to all of the inherent and unplanned operating risks normally associated with the exploration, production, gathering, processing, transportation and marketing of crude oil and natural gas. Such risks include hurricanes, blowouts, well cratering, fire, loss of well control, pipeline disruptions, mishandling of fluids and chemicals and possible underground migration of hydrocarbons and chemicals, any of which could result in damage to, or destruction of, crude oil and natural gas wells or formations or production facilities and other property, environmental pollution, injury to persons, or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, we maintain insurance coverage, including certain physical damage, business interruption (loss of production income), employer's liability, third party liability and worker's compensation insurance. We maintain insurance at levels that we believe are appropriate and consistent with industry practice and we regularly review our potential risks of loss and the cost and availability of insurance and the company's ability to sustain uninsured losses, and revise our insurance program accordingly. Limits and deductibles were revised for the property and business interruption programs, as well as the excess liability program, in the first half of the year.
We carry some business interruption insurance for loss of production income arising from physical damage to our major facilities. The coverage is subject to customary deductibles, waiting periods and recovery limits.
Availability of insurance coverage, subject to customary deductibles and recovery limits, for certain perils such as war or political risk is often excluded or limited within property policies. In Israel and Equatorial Guinea, we insure against acts of war and terrorism in addition to providing insurance coverage for normal operating hazards facing our business. Additionally, as being part of critical national infrastructure, the Israel offshore and onshore assets are included in a special property coverage afforded under the Israeli government's Property Tax and Compensation Fund law.
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
As is customary with industry practice, crude oil and natural gas well owners generally indemnify drilling rig contractors against certain risks, such as those arising from property and environmental losses, pollution from sources such as oil spills, or contamination resulting from well blowout or fire or other uncontrolled flow of hydrocarbons. Most of our US and international drilling contracts contain such indemnification clauses. In addition, crude oil and natural gas well owners typically assume all costs of well control in the event of an uncontrolled well. We currently carry more than $800 million in insurance protection, depending on our ownership interest, for potential financial losses occurring as a result of events such as the Deepwater Horizon Incident of 2010. This protection consists of more than $600 million of well control, pollution cleanup and consequential damages coverage and more than $200 million of additional pollution cleanup and consequential damages coverage, which also covers third-party personal injury and death.
We have contracts with third-party service providers to perform hydraulic fracturing operations for us. The master service agreements signed by hydraulic fracturing contractors contain indemnification provisions similar to those noted above. Our liability insurance policies do not contain any specific exclusion for liabilities from hydraulic fracturing operations and we believe our policies would cover third party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies. We do not have insurance for gradual pollution nor do we have coverage for penalties or fines that may be assessed by a governmental authority.
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
Oil Spill Response Preparedness
We maintain membership in Clean Gulf Associates (CGA), a nonprofit association of production and pipeline companies operating in the Gulf of Mexico, for surface spill response. We are a member of HWCG, a deepwater well containment group, which has contracted with Helix Energy Solutions Group (HESG) for the provision of subsea intervention, containment, capture and shut-in capacity for deepwater Gulf of Mexico wells. The system, known as the Helix Fast Response System (HFRS), at full production capacity, can contain well leaks up to 55 MBbl/d of oil, 70 MBbl/d of liquids and 95 MMcf/d of natural gas, at 10,000 pounds per square inch (psi) in water depths to 10,000 feet. Resources also include a 15,000 psi-gauge intervention capping stack designed to shut-in wells in water depths to 10,000 feet, including extremely high-pressure, deeper wells in the deepwater Gulf of Mexico.
In May, we successfully led a full-scale deployment of critical well control equipment to assess our ability to respond to a potential subsea blowout in the deepwater Gulf of Mexico. The drill was a collaborative test between the Department of the Interior's Bureau of Safety and Environmental Enforcement (BSEE), the U.S. Coast Guard, Louisiana Offshore Coordinator's Office and all 15 member companies of the HWCG consortium. Activation of the HWCG rapid response system and deployment of the HWCG capping stack to pressurization requirements met all objectives and marked the successful completion of the exercise.
RESULTS OF OPERATIONS
In the discussion below, prior year amounts have been reclassified to reflect the North Sea segment as discontinued operations. See Discontinued Operations, below.
Revenues
Revenues were as follows:

			Increase from Prior Year
	2013	2012
(millions)
Three Months Ended June 30,
Oil, Gas and NGL Sales	$1,112	$934	19%
Income from Equity Method Investees	37	31	19%
Total	$1,149	$965	19%

Six Months Ended June 30,
Oil, Gas and NGL Sales	$2,196	$1,970	11%
Income from Equity Method Investees	96	83	16%
Total	$2,292	$2,053	12%
Changes in revenues are discussed below.

Oil, Gas and NGL Sales Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate (MBbl/d)	Natural Gas (MMcf/d)	NGLs (MBbl/d)	Total (MBoe/d) (1)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Three Months Ended June 30, 2013
United States	58	404	15	140	$94.29	$4.04	$30.05
Equatorial Guinea (2)	31	252	—	73	101.44	0.27	—
Israel (3)	—	220	—	37	—	4.92	—
China	4	—	—	4	97.92	—	—
Total Consolidated Operations	93	876	15	254	96.84	3.18	30.05
Equity Investees (4)	1	—	5	6	99.48	—	62.93
Total Continuing Operations	94	876	20	260	$96.87	$3.18	$38.48
Three Months Ended June 30, 2012
United States	46	431	16	134	$94.49	$2.10	$33.06
Equatorial Guinea (2)	34	215	—	70	104.55	0.27	—
Israel	—	60	—	10	—	5.44	—
China	5	—	—	5	115.41	—	—
Total Consolidated Operations	85	706	16	219	99.67	1.82	33.06
Equity Investees (4)	1	—	4	5	109.98	—	61.47
Total Continuing Operations	86	706	20	224	$99.81	$1.82	$38.87
Six Months Ended June 30, 2013
United States	60	406	15	143	$95.02	$3.68	$34.63
Equatorial Guinea (2)	29	249	—	70	106.20	0.27	—
Israel (3)	—	166	—	28	—	5.00	—
China	4	—	—	4	103.66	—	—
Total Consolidated Operations	93	821	15	245	98.87	2.91	34.63
Equity Investees (4)	2	—	6	8	105.38	—	69.03
Total Continuing Operations	95	821	21	253	$98.98	$2.91	$44.02
Six Months Ended June 30, 2012
United States	44	432	16	132	$97.70	$2.36	$37.46
Equatorial Guinea (2)	35	222	—	72	111.38	0.27	—
Israel	—	84	—	14	—	4.84	—
China	5	—	—	5	120.93	—	—
Total Consolidated Operations	84	738	16	223	104.70	2.01	37.46
Equity Investees (4)	2	—	5	7	110.05	—	65.57
Total Continuing Operations	86	738	21	230	$104.80	$2.01	$44.50

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

(3)
Israel's weighted average natural gas price for second quarter 2013 represents sales of 189 MMcf/d from the Tamar field at an average price of $5.15 per Mcf and 31 MMcf/d from the Mari-B/Noa/Pinnacles fields at an average price of $3.53 per Mcf.

Israel's weighted average natural gas price for the six months ending June 30, 2013 represents sales of 95 MMcf/d from the Tamar field at an average price of $5.15 per Mcf and 71 MMcf/d from the Mari-B/Noa/Pinnacles fields at an average price of $4.79 per Mcf.

(4)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea. See Income from Equity Method Investees below.
An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
	Crude Oil & Condensate	Natural Gas	NGLs	Total
(millions)
Three Months Ended June 30, 2012	$769	$117	$48	$934
Changes due to
Increase (Decrease) in Sales Volumes	72	28	(3)	97
Increase (Decrease) in Sales Prices	(24)	108	(3)	81
Three Months Ended June 30, 2013	$817	$253	$42	$1,112

Six Months Ended June 30, 2012	$1,588	$270	$112	$1,970
Changes due to
Increase (Decrease) in Sales Volumes	178	28	(7)	199
Increase (Decrease) in Sales Prices	(99)	134	(8)	27
Six Months Ended June 30, 2013	$1,667	$432	$97	$2,196
Crude oil and condensate sales – Revenues from crude oil and condensate sales increased during the second quarter and first six months of 2013 as compared with 2012 due to the following:

•	higher sales volumes in the DJ Basin attributable to our horizontal drilling program; and

•	the addition of sales volumes from Galapagos, deepwater Gulf of Mexico, which began production in the second quarter of 2012;
partially offset by:

•	a reduced number of liftings at Alba, offshore Equatorial Guinea, due to timing;

•	decreases in average realized prices due to, among other factors, concerns over economic recovery in the Eurozone; and

•	decreases in sales volumes due to sales of onshore US properties in the third quarter of 2012.
Natural gas sales – Revenues from natural gas sales increased during the second quarter and first six months of 2013 as compared with 2012 due to the following:

•	increases in total consolidated average realized prices primarily due to increased demand from expectations of cooler weather and higher-than-expected inventory withdrawals;

•	higher sales volumes in Israel from a full quarter of sales from Tamar;

•	higher sales volumes in the DJ Basin and Marcellus Shale attributable to our horizontal drilling programs; and

•	the addition of sales volumes from Galapagos, deepwater Gulf of Mexico, which began production in the second quarter of 2012;
partially offset by:

•	lower sales volumes due to divestitures of onshore US properties in the third quarter of 2012.
NGL sales – The majority of our US NGL production is currently from the DJ Basin. NGL sales revenues decreased during the second quarter and first six months of 2013 as compared with 2012 due to declines in both sales volumes and prices. Sales volumes declined as a result of our recent sales of non-core onshore US properties, and high US NGL supply has exerted downward pressure on prices.
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

Operating Costs and Expenses
Operating costs and expenses were as follows:

			Increase (Decrease) from Prior Year
	2013	2012
(millions)
Three Months Ended June 30,
Production Expense	$210	$168	25%
Exploration Expense	90	167	(46)%
Depreciation, Depletion and Amortization	368	325	13%
General and Administrative	104	96	8%
Other Operating (Income) Expense, Net	16	71	(77)%
Total	$788	$827	(5)%

Six Months Ended June 30,
Production Expense	$398	$331	20%
Exploration Expense	151	227	(33)%
Depreciation, Depletion and Amortization	734	619	19%
General and Administrative	216	193	12%
Other Operating (Income) Expense, Net	8	83	(90)%
Total	$1,507	$1,453	4%
Changes in operating costs and expenses are discussed below.

Production Expense   Components of production expense were as follows:

	Total per BOE (1)	Total	United States	Equatorial Guinea	Israel	Other Int'l, Corporate
(millions, except unit rate)
Three Months Ended June 30, 2013
Lease Operating Expense (2)	$6.04	$140	$90	$27	$19	$4
Production and Ad Valorem Taxes	1.87	43	35	—	—	8
Transportation and Gathering Expense	1.17	27	27	—	—	—
Total Production Expense	$9.08	$210	$152	$27	$19	$12
Three Months Ended June 30, 2012
Lease Operating Expense (2)	$5.02	$100	$68	$20	$3	$9
Production and Ad Valorem Taxes	2.21	44	33	—	—	11
Transportation and Gathering Expense	1.22	24	23	—	—	1
Total Production Expense	$8.45	$168	$124	$20	$3	$21

Six Months Ended June 30, 2013
Lease Operating Expense (2)	$5.78	$257	$179	$47	$20	$11
Production and Ad Valorem Taxes	1.94	86	69	—	—	17
Transportation and Gathering Expense	1.24	55	54	—	—	1
Total Production Expense	$8.96	$398	$302	$47	$20	$29
Six Months Ended June 30, 2012
Lease Operating Expense (2)	$5.07	$205	$139	$43	$7	$16
Production and Ad Valorem Taxes	2.01	81	59	—	—	22
Transportation and Gathering Expense	1.09	45	42	—	—	3
Total Production Expense	$8.17	$331	$240	$43	$7	$41

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.
For the second quarter and first six months of 2013, total production expense increased as compared with 2012 due to the following:

•	mechanical repairs related to Swordfish, deepwater Gulf of Mexico;

•	additional operating costs at Galapagos, deepwater Gulf of Mexico, which began production in the second quarter of 2012;

•	additional operating costs related to Tamar's start-up and a full quarter of production at Tamar, offshore Israel;

•	a change in the US production mix as DJ Basin volumes grew while we have divested non-core properties;

•	an increase in transportation and gathering expense due to higher natural gas production in the Marcellus Shale; and

•	an increase in US taxes due to higher volumes from the DJ Basin and the Pennsylvania well impact fee offset by a decrease associated with divestitures.

Exploration Expense   Components of exploration expense were as follows:

	Total	United States	West Africa (1)	Eastern Mediterranean (2)	Other Int'l, Corporate (3)
(millions)
Three Months Ended June 30, 2013
Dry Hole Cost	$23	$15	$8	$—	$—
Seismic	25	7	2	6	10
Staff Expense	30	26	3	—	1
Other	12	12	—	—	—
Total Exploration Expense	$90	$60	$13	$6	$11
Three Months Ended June 30, 2012
Dry Hole Cost	$117	$116	$1	$—	$—
Seismic	17	13	—	—	4
Staff Expense	28	4	2	1	21
Other	5	4	—	—	1
Total Exploration Expense	$167	$137	$3	$1	$26

Six Months Ended June 30, 2013
Dry Hole Cost	$23	$15	$8	$—	$—
Seismic	50	13	2	6	29
Staff Expense	58	33	4	2	19
Other	20	21	—	—	(1)
Total Exploration Expense	$151	$82	$14	$8	$47
Six Months Ended June 30, 2012
Dry Hole Cost	$118	$116	$2	$—	$—
Seismic	46	39	—	—	7
Staff Expense	52	8	4	2	38
Other	11	10	1	—	—
Total Exploration Expense	$227	$173	$7	$2	$45

(1)	West Africa includes Equatorial Guinea, Cameroon, and Sierra Leone; as well as Senegal/Guinea-Bissau, which we exited in the third quarter of 2012.

(2)	Eastern Mediterranean includes Israel and Cyprus.

(3)	Other International includes various international new ventures such as Falkland Islands and Nicaragua.
Exploration expense for the second quarter and first six months of 2013 included the following:

•
dry hole cost related primarily to the deeper exploration objective of the second Gunflint appraisal well, deepwater Gulf of Mexico, and the side track portion of the Carla I-7 appraisal well, offshore Equatorial Guinea;

•	other international seismic related to 3D seismic in the Falkland Islands; and

•	staff expense associated with new ventures and corporate expenditures.
Exploration expense for the second quarter and first six months of 2012 included the following:

•	dry hole cost related primarily to the Deep Blue exploratory well, deepwater Gulf of Mexico;

•	acquisition of seismic information for the deepwater Gulf of Mexico lease sale; and

•	staff expense associated with new ventures and corporate expenditures.

Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
DD&A Expense (millions) (1)	$368	$325	$734	$619
Unit Rate per BOE (2)	$15.93	$16.37	$16.53	$15.26

(1)	For DD&A expense by geographical area, see Item 1. Financial Statements –Note 11. Segment Information.

(2)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
Total DD&A expense for the second quarter and first six months of 2013 increased as compared with 2012 due to the following:

•	higher sales volumes combined with infrastructure growth in the DJ Basin and Marcellus Shale; and

•
additional DD&A from the start up of three offshore fields: Galapagos, deepwater Gulf of Mexico, which began production in the second quarter of 2012; Noa and Pinnacles, offshore Israel, which began production in the third quarter of 2012; and Tamar, offshore Israel, which began production in late first quarter of 2013;

partially offset by:

•	the impact of divestitures of non-core onshore US properties in 2012;

•	lower DD&A from Raton South due to decreased book value from 2012 impairment; and

•	downtime at Swordfish, deepwater Gulf of Mexico, due to mechanical repairs in 2013.
Changes in the unit rate per BOE for the second quarter 2013 as compared with 2012 was primarily due to start-up of Tamar field, offshore Israel, along with increased activity in the DJ Basin as both these areas have comparatively lower DD&A rates.
Changes in the unit rate per BOE for the first six months of 2013 as compared with 2012 were due to changes in the mix of production, primarily due to volumes from the start-up of the Noa, Pinnacles and Galapagos projects, which have comparatively higher DD&A rates.
General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
G&A Expense (millions)	$104	$96	$216	$193
Unit Rate per BOE (1)	$4.48	$4.84	$4.86	$4.77

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for the second quarter and first six months of 2013 increased as compared with 2012 primarily due to additional expenses relating to personnel, office, and information technology costs in support of our major development projects and increased exploration activities.
Other Operating (Income) Expense, Net
Other operating (income) expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Gain on Divestitures	$—	$(9)	$(12)	$(9)
Asset Impairment	—	73	—	73
Other, Net	16	7	20	19
Total	$16	$71	$8	$83
See Item 1. Financial Statements – Note 2. Basis of Presentation

Other (Income) Expense
Other (income) expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Gain on Commodity Derivative Instruments	$(161)	$(276)	$(89)	$(180)
Interest, Net of Amount Capitalized	33	27	58	59
Other Non-Operating (Income) Expense, Net	3	(3)	12	(3)
Total	$(125)	$(252)	$(19)	$(124)
Gain on Commodity Derivative Instruments   Gain on commodity derivative instruments is a result of mark-to-market accounting. Many factors impact our gain/loss on commodity derivative instruments including: increases and decreases in the commodity forward curves compared to our executed hedging arrangements, increases in hedged future volumes, and the mix of hedge arrangements between NYMEX WTI, Dated Brent and NYMEX HH commodities. Our gain on commodity derivatives instruments during the second quarter of 2013 was primarily related to a decrease in the forward curves of both NYMEX WTI and Dated Brent.  See Item 1. Financial Statements – Note 4. Derivative Instruments and Hedging Activities and Note 6. Fair Value Measurements and Disclosures.
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions, except unit rate)
Interest Expense	$68	$69	$135	$138
Capitalized Interest	(35)	(42)	(77)	(79)
Interest Expense, Net	$33	$27	$58	$59
Unit Rate per BOE (1)	$1.44	$1.35	$1.31	$1.44
(1) Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
The decrease in capitalized interest is primarily due to the completion of major projects, such as Tamar, offshore Israel, and partially offset by higher work in progress amounts related to major long-term projects in the deepwater Gulf of Mexico, offshore West Africa, and offshore Israel.
Other Non-Operating (Income) Expense, Net   Other non-operating (income) expense, net includes deferred compensation (income) expense, interest income, transaction (gains) losses, and other (income) expense. See Item 1. Financial Statements – Note 2. Basis of Presentation.
Income Tax Provision
See Item 1. Financial Statements – Note 10. Income Taxes for a discussion of the change in our effective tax rate for the second quarter and first six months of 2013 as compared with 2012.

Discontinued Operations
Summarized results of discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Oil and Gas Sales	$12	$65	$21	$140
Less:
Production Expense	5	11	13	25
DD&A Expense	1	14	2	32
Other (Income) Expense, Net	1	1	2	4
Income Before Income Taxes	5	39	4	79
Income Tax Expense	3	22	10	47
Operating Income (Loss), Net of Tax	2	17	(6)	32
Gain on Sale, Net of Tax	17	—	55	—
Income From Discontinued Operations	$19	$17	$49	$32

Key Statistics:
Daily Production
Crude Oil & Condensate (MBbl/d)	1	6	1	6
Natural Gas (MMcf/d)	3	4	3	5
Average Realized Price
Crude Oil & Condensate (Per Bbl)	$103.21	$109.66	$107.63	$116.14
Natural Gas (Per Mcf)	11.40	8.84	10.63	8.29
Our long-term debt is recorded at the consolidated level and is not reflected by each component. Thus, we have not allocated interest expense to discontinued operations. See Item 1. Financial Statements –Note 3. Divestitures.
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
We strive to maintain a minimum liquidity level to address volatility and risk. Traditional sources of our liquidity are cash on hand, cash flows from operations, available borrowing capacity under our credit facility, and proceeds from sales of non-core properties, such as certain onshore US and North Sea properties in 2013 and 2012. We may also access the capital markets to ensure adequate liquidity exists in the form of unutilized capacity under our revolving credit facility and to refinance scheduled debt maturities. We have $528 million of scheduled current maturities due by the end of the second quarter of 2014. See Credit Facility below.
As we ramp up the development of our major projects, as well as our planned exploration and appraisal drilling activities, we recognize that over the near term our capital expenditures will exceed cash flows from operating activities. During the first six months of 2013, our cash balance decreased $681 million.
The extent to which capital investment will continue to exceed operating cash flows depends on our success in sanctioning future development projects, the results of our exploration activities, and new business opportunities as well as external factors such as commodity prices among others. Our financial capacity, coupled with our balanced and diversified portfolio, provides us with flexibility in our investment decisions including execution of our major development projects and increased exploration activity.
To support our investment program, we expect that higher production resulting from our horizontal Niobrara development program combined with new production from Tamar, which began producing on March 31, 2013, and Alen, which began producing late in the second quarter of 2013, will result in an increase in cash flows which will be available to meet a substantial portion of future capital commitments.
We also evaluate potential strategic farm-out arrangements of our working interests in Israel, Cyprus, Cameroon, Nicaragua and the deepwater Gulf of Mexico for reimbursement of our capital spending in these areas. In addition, our current liquidity level and balance sheet provide flexibility. We believe that we are well-positioned to fund our long-term growth plans. See Available Liquidity, below.
We are currently evaluating potential development scenarios for our significant natural gas discoveries offshore Eastern Mediterranean, including Leviathan and Cyprus Block 12. The magnitude of these discoveries presents financial and technical challenges for us due to the large-scale development requirements. Potential development scenarios may include the construction of LNG terminals, floating LNG, FPSO, subsea pipeline or other options. Each of these development options would require a multi-billion dollar investment and a number of years to complete. We have announced a potential strategic partner for Leviathan, Woodside, who could provide midstream expertise as well as LNG project execution and marketplace expertise. We are in the process of negotiating a definitive agreement.
Available Liquidity    Information regarding cash and debt balances was as follows:

	June 30,	December 31,
	2013	2012
(millions, except percentages)
Cash and Cash Equivalents	$706	$1,387
Amount Available to be Borrowed Under Credit Facility (1)	4,000	4,000
Total Liquidity	$4,706	$5,387
Total Debt (2)	$4,136	$4,123
Total Shareholders' Equity	8,875	8,258
Ratio of Debt-to-Book Capital (3)	32%	33%

(1)	See Credit Facility below.

(2)	Total debt includes FPSO and other capital lease obligations and the remaining CONSOL installment payment and excludes unamortized debt discount.

(3)
We define our ratio of debt-to-book capital as total debt (which includes long-term debt excluding unamortized discount, the current portion of long-term debt, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Cash and Cash Equivalents   We had approximately $706 million in cash and cash equivalents at June 30, 2013, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $322 million of this cash is attributable to our foreign subsidiaries and most would be subject to US income taxes if repatriated. We currently expect to use a significant amount of cash to fund international projects, including the planned developments in West Africa and the Eastern Mediterranean.
Credit Facility   We have an unsecured revolving credit facility (Credit Facility) that matures on October 14, 2016. The commitment is $4.0 billion through the maturity date of the Credit Facility. On July 1, 2013, we borrowed $200 million under the the short-term loan facility provision for working capital purposes. See Financing Activities – Long-Term Debt below.
Derivative Instruments   We use various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations and ensure cash flow for future capital needs. Such instruments include variable to fixed price commodity swaps, two and three-way collars and put options. Our practice has been to hedge up to 50% of our forecasted hedgeable crude oil and natural gas production for the current year plus two additional calendar years. The limit was recently increased to up to 75% of forecasted hedgeable global crude oil production for the years 2014 and 2015.
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

Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs.  As of June 30, 2013, the fair value of our commodity derivative assets was $167 million and the fair value of our commodity derivative liabilities was $13 million (after consideration of netting clauses within our master agreements).  See Item 1. Financial Statements –Note 4. Derivative Instruments and Hedging Activities for a discussion of derivative counterparty credit risk and Note 6. Fair Value Measurements and Disclosures for a description of the methods we use to estimate the fair values of derivative instruments.
US Fiscal Environment The 2014 Presidential budget proposes the elimination of specific tax incentives related to oil, natural-gas and coal companies. The President remains focused on reducing tax benefits for the oil and gas industry, specifically the deferral of expensing intangible drilling and development costs (IDC). The discussions of a full tax reform continue with Congress and the Obama Administration divided over these issues. We continue to monitor these events and any potential impacts to our business.
European Debt Crisis  The fallout from the European debt crisis continues to have a negative impact on the European economy, with risks to the global financial system and overall global economy. Some countries have implemented austerity measures including raising taxes and reducing entitlements, but are still struggling to pay off their debts, and the major bailout fund, the European Stability Mechanism, has limited lending capacity. In many cases, the banking community across the region has undergone consolidation, restructuring and increased regulatory governance. Some of the European banks are counterparties in our commodity hedging program and lenders in our credit facility. If these institutions receive credit downgrades, our internal risk guidelines could preclude further hedging activities with them. At this time, we believe our current balance sheet and financial flexibility enhance our ability to react to European events as they unfold.
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
Contractual Obligations
CONSOL Carried Cost Obligation  The CONSOL Carried Cost Obligation represents our agreement to fund up to approximately $2.1 billion of CONSOL’s future drilling and completion costs. The CONSOL Carried Cost Obligation is capped at $400 million in each calendar year and is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per MMBtu in any three consecutive month period and will remain suspended until average Henry Hub natural gas prices are above $4.00 per MMBtu for three consecutive months. The CONSOL Carried Cost Obligation is currently suspended. Based on the June 30, 2013 NYMEX Henry Hub natural gas price curve, we forecast our CONSOL Carried Cost Obligation will remain suspended for the next 12 months.

Cash Flows
Cash flow information is as follows:

	Six Months Ended June 30,
	2013	2012
(millions)
Total Cash Provided By (Used in)
Operating Activities	$1,244	$1,247
Investing Activities	(1,835)	(1,925)
Financing Activities	(90)	(75)
Decrease in Cash and Cash Equivalents	$(681)	$(753)
Operating Activities   Net cash provided by operating activities for the first six months of 2013 remained flat as compared with 2012. Higher natural gas sales prices and an increase in crude oil and natural gas sales volumes were offset by lower crude oil sales prices and increases in production expenses and general and administrative expense. See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Investing Activities   Our investing activities include capital spending on a cash basis for oil and gas properties and investments in unconsolidated subsidiaries accounted for by the equity method. These investing activities may be offset by proceeds from property sales or dispositions, including farm-in arrangements, which may result in reimbursement for capital spending that had been previously incurred by us. Capital spending for property, plant and equipment increased by $29 million during the first six months of 2013 as compared with 2012, primarily due to increased development in the DJ Basin and Marcellus Shale and corporate building improvements, partially offset by a decline in spending based on the project life cycle of major projects offshore West Africa and offshore Israel nearing completion. We received $114 million net proceeds from non-core asset divestitures during the first six months of 2013 as compared with $10 million from divestiture activity during the first six months of 2012.
Financing Activities   Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first six months of 2013, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($43 million). We used cash to pay dividends on our common stock ($96 million), make principal payments related to the Aseng FPSO capital lease obligation ($23 million) and repurchase shares of our common stock ($14 million).
In comparison, during the first six months of 2012, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($39 million). We also used cash to pay dividends on our common stock ($79 million), make principal payments related to the Aseng FPSO capital lease obligation ($22 million) and repurchase shares of our common stock ($13 million).
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.

Investing Activities
Acquisition, Capital and Exploration Expenditures   Information for investing activities (on an accrual basis) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition	$97	$14	$134	$87
Exploration	197	92	385	221
Development	749	719	1,374	1,454
Corporate and Other	89	13	124	25
Total	$1,132	$838	$2,017	$1,787
Other
Investment in Equity Method Investee	$3	$21	$23	$35
Increase in Capital Lease Obligations	31	—	36	—
Unproved property acquisition costs for the first six months of 2013 were primarily related to acquisitions that strengthened our positions in the DJ Basin, Marcellus Shale and deepwater Gulf of Mexico.
Investment in equity method investees represents funding of our investment in CONE Gathering LLC (CONE) which owns and operates the infrastructure associated with our Marcellus Shale joint venture.
The increase in capital lease obligations represents estimated construction in progress to date on a crude oil trunkline in the DJ Basin. See Item 1. Financial Statements –Note 5. Debt.
Financing Activities
Long-Term Debt   Our principal source of liquidity is an unsecured revolving Credit Facility that matures October 14, 2016. We utilized the credit facility to engage in short-term borrowing arrangements during the first six months of 2013. We expect to utilize the Credit Facility in the second half of 2013 to engage in short-term borrowing, as well as to fund the final CONSOL installment payment ($328 million) due September 30, 2013.
At June 30, 2013, there were no borrowings outstanding under the Credit Facility, leaving $4.0 billion available for use. We expect to use the Credit Facility to fund our capital investment program, and we may periodically borrow amounts for working capital purposes. On July 1, 2013, we borrowed $200 million under the the short-term loan facility provision for working capital purposes. See Item 1 Financial Statements -Note 5. Debt.
Our outstanding fixed-rate debt (excluding FPSO and other capital lease obligations) totaled approximately $3.8 billion at June 30, 2013. The weighted average interest rate on fixed-rate debt was 5.89%, with maturities ranging from September 2013 to August 2097. Approximately $528 million of our fixed rate debt is scheduled to mature by the end of the second quarter of 2014.
Dividends   We paid total cash dividends of 27 cents per share of our common stock during the first six months of 2013 and 22 cents per share during the first six months of 2012 (as adjusted for the 2-for-1 stock split during the second quarter of 2013). The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Exercise of Stock Options   We received cash proceeds from the exercise of stock options of $31 million during the first six months of 2013 and $26 million during the first six months of 2012.
Common Stock Repurchases   We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 247,985 shares with a value of $14 million during the first six months of 2013 and 264,968 shares with a value of $13 million during the first six months of 2012.

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
At June 30, 2013, we had entered into variable to fixed price commodity swaps, collars and put options related to crude oil and natural gas sales. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net asset position with a fair value of $154 million. Based on the June 30, 2013 published commodity futures price curves for the underlying commodities, a hypothetical price increase of $1.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $34 million. A hypothetical price increase of $0.10 per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $13 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements –Note 4. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our revolving Credit Facility and the amount of interest we earn on our short-term investments.
At June 30, 2013, we had approximately $3.8 billion (excluding FPSO and other capital lease obligations) of long-term debt outstanding. All debt outstanding was fixed-rate debt with a weighted average interest rate of 5.89%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.
We occasionally enter into interest rate derivative instruments such as forward contracts or swap agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate derivative instruments used as cash flow hedges are reported in AOCL, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. At June 30, 2013, AOCL included $25 million, net of tax, related to interest rate derivative instruments. This amount is currently being reclassified to earnings as adjustments to interest expense over the terms of our 5¼% senior notes due April 15, 2014 and 6% senior notes due March 1, 2041. See Item 1. Financial Statements –Note 4. Derivative Instruments and Hedging Activities.
We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of June 30, 2013, our cash and cash equivalents totaled approximately $706 million, approximately 68% of which was invested in money market funds and short-term investments with major financial institutions. A hypothetical 25 basis point change in the floating interest rates applicable to the amount invested as of June 30, 2013 would result in a change in annual interest income of approximately $1 million.
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
Net transaction gains and losses were de minimis for the second quarter and the first six months of 2013, and losses totaled $9 million and $6 million for the second quarter and the first six months of 2012, respectively. The losses were primarily related to the changes in exchange rates between the US dollar and Israeli new shekel. Transaction (gains) losses are included in other (income) expense, net in the consolidated statements of operations.
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
Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included herein, if any, and included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our Annual Report on Form 10-K for the year ended December 31, 2012, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Annual Report on Form 10-K for the year ended December 31, 2012 is available on our website at www.nobleenergyinc.com.

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
Colorado Matters In April 2013, we received a proposed Early Settlement Agreement (ESA) from Colorado Department of Public Health and Environment's Air Pollution Control Division to resolve allegations of noncompliance with our 2011 Ozone and Non-Ozone season submissions pursuant to Air Quality Control Commission Regulation 7. The ESA sought payment of a reduced penalty of $112,000. On June 18, 2013, we accepted the reduced penalty and executed a Compliance Order on Consent (COC). Under the terms and conditions of the COC, we agreed to pursue a supplemental environmental project (SEP) to mitigate $89,600 of the total penalty and submitted payment of $22,400 as an administrative penalty. The SEP's $89,600 is currently intended to assist with the development and implementation of an energy efficiency educational outreach program for students.
In July 2013, we received a proposed COC from Colorado Department of Public Health and Environment's Air Pollution Control Division to resolve allegations of noncompliance with our 2012 Ozone season submissions pursuant to Air Quality Control Commission Regulation 7. The COC, which provides for an opportunity to further discuss the offer of settlement, has not yet been executed. At present, the COC seeks payment of a reduced penalty of $156,450 and provides the opportunity to mitigate up to $125,160 of the total reduced penalty by pursuing SEP. Given the inherent uncertainty in administrative actions of this nature, we are unable to predict the ultimate outcome of this action at this time. However, we believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 or Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, the Company’s share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2013 - 4/30/2013	978	$55.12	—	—
5/1/2013 - 5/31/2013	1,060	57.32	—	—
6/1/2013 - 6/30/2013	287	58.87	—	—
Total	2,325	$56.59	—	—

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

NOBLE ENERGY, INC.
(Registrant)

Date	July 25, 2013	/s/ Kenneth M. Fisher
Kenneth M. Fisher Senior Vice President, Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

3.1
Certificate of Incorporation of the Registrant (as amended through April 23, 2013), filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

3.2
By-Laws of Noble Energy, Inc. (as amended through April 23, 2013), filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.1	Retention and Confidentiality Agreement between Noble Energy, Inc. and Rodney D. Cook, Senior Vice President, dated May 1, 2013, filed herewith.

10.2	Retention and Confidentiality Agreement between Noble Energy, Inc. and Ted D. Brown, Senior Vice President, dated May 1, 2013, filed herewith.

10.3	Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (as amended through April 26, 2011), filed herewith.

12.1	Calculation of ratio of earnings to fixed charges, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document