Form 10-Q
period 2014-06-30
NOBLE ENERGY INC
filed 2014-07-24
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐    No ☒

As of June 30, 2014, there were 361,732,310 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Oil, Gas and NGL Sales	$1,338	$1,112	$2,665	$2,196
Income from Equity Method Investees	45	37	97	96
Total	1,383	1,149	2,762	2,292
Costs and Expenses
Production Expense	248	210	481	398
Exploration Expense	59	90	133	151
Depreciation, Depletion and Amortization	413	368	837	734
General and Administrative	127	104	266	216
(Gain) Loss on Divestitures	(44)	4	(42)	(12)
Asset Impairments	34	—	131	—
Other Operating Expense, Net	17	12	23	20
Total	854	788	1,829	1,507
Operating Income	529	361	933	785
Other (Income) Expense
(Gain) Loss on Commodity Derivative Instruments	236	(161)	311	(89)
Interest, Net of Amount Capitalized	52	33	99	58
Other Non-Operating Expense, Net	8	3	13	12
Total	296	(125)	423	(19)
Income from Continuing Operations Before Income Taxes	233	486	510	804
Income Tax Provision	41	128	118	214
Income from Continuing Operations	192	358	392	590
Discontinued Operations, Net of Tax	—	19	—	49
Net Income	$192	$377	$392	$639

Earnings Per Share, Basic
Income from Continuing Operations	$0.53	$1.00	$1.09	$1.64
Discontinued Operations, Net of Tax	—	0.05	—	0.14
Net Income	$0.53	$1.05	$1.09	$1.78
Earnings Per Share, Diluted
Income from Continuing Operations	$0.52	$0.99	$1.07	$1.63
Discontinued Operations, Net of Tax	—	0.05	—	0.13
Net Income	$0.52	$1.04	$1.07	$1.76

Weighted Average Number of Shares Outstanding
Basic	361	359	361	358
Diluted	366	363	365	362

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Comprehensive Income
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$192	$377	$392	$639
Other Items of Comprehensive Income
Net Change in Pension and Other	5	5	10	11
Less Tax Benefit	(1)	(2)	(4)	(4)
Other Comprehensive Income	4	3	6	7
Comprehensive Income	$196	$380	$398	$646

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$958	$1,117
Accounts Receivable, Net	1,004	947
Other Current Assets	312	547
Total Current Assets	2,274	2,611
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	24,088	22,243
Property, Plant and Equipment, Other	600	517
Total Property, Plant and Equipment, Gross	24,688	22,760
Accumulated Depreciation, Depletion and Amortization	(7,712)	(7,035)
Total Property, Plant and Equipment, Net	16,976	15,725
Goodwill	621	627
Other Noncurrent Assets	704	679
Total Assets	$20,575	$19,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$1,369	$1,354
Other Current Liabilities	866	988
Total Current Liabilities	2,235	2,342
Long-Term Debt	5,160	4,566
Deferred Income Taxes, Noncurrent	2,483	2,441
Other Noncurrent Liabilities	1,143	1,109
Total Liabilities	11,021	10,458
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	—	—
Common Stock - Par Value $0.01 per share; 500 Million Shares Authorized; 402 Million and 400 Million Shares Issued, respectively	4	4
Additional Paid in Capital	3,566	3,463
Accumulated Other Comprehensive Loss	(111)	(117)
Treasury Stock, at Cost; 38 Million Shares	(674)	(659)
Retained Earnings	6,769	6,493
Total Shareholders’ Equity	9,554	9,184
Total Liabilities and Shareholders’ Equity	$20,575	$19,642

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$392	$639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	837	736
Asset Impairments	131	—
Dry Hole Cost	2	23
Deferred Income Taxes	24	108
Income from Equity Method Investees, Net of Dividends	(3)	(18)
(Gain) Loss on Commodity Derivative Instruments	311	(89)
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	(83)	9
Gain on Divestitures	(42)	(67)
Stock Based Compensation	45	38
Other Adjustments for Noncash Items Included in Income	38	33
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	55	(193)
Increase in Accounts Payable	126	131
Decrease in Current Income Taxes Payable	(86)	(81)
Increase (Decrease) in Other Current Liabilities	25	(33)
Other Operating Assets and Liabilities, Net	(15)	8
Net Cash Provided by Operating Activities	1,757	1,244
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(2,321)	(1,929)
Additions to Equity Method Investments	(40)	(23)
Proceeds from Divestitures	146	114
Other	—	3
Net Cash Used in Investing Activities	(2,215)	(1,835)
Cash Flows From Financing Activities
Exercise of Stock Options	41	31
Excess Tax Benefits from Stock-Based Awards	17	12
Dividends Paid, Common Stock	(116)	(96)
Purchase of Treasury Stock	(15)	(14)
Proceeds from Credit Facilities	600	—
Repayment of Senior Notes	(200)	—
Repayment of Capital Lease Obligation	(28)	(23)
Net Cash Provided by (Used in) Financing Activities	299	(90)
Decrease in Cash and Cash Equivalents	(159)	(681)
Cash and Cash Equivalents at Beginning of Period	1,117	1,387
Cash and Cash Equivalents at End of Period	$958	$706

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Common Stock (1)	Additional Paid in Capital (1)	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Shareholders' Equity
December 31, 2013	$4	$3,463	$(117)	$(659)	$6,493	$9,184
Net Income	—	—	—	—	392	392
Stock-based Compensation	—	45	—	—	—	45
Exercise of Stock Options	—	41	—	—	—	41
Tax Benefits Related to Exercise of Stock Options	—	17	—	—	—	17
Dividends (32 cents per share)	—	—	—	—	(116)	(116)
Changes in Treasury Stock, Net	—	—	—	(15)	—	(15)
Net Change in Pension and Other	—	—	6	—	—	6
June 30, 2014	$4	$3,566	$(111)	$(674)	$6,769	$9,554

December 31, 2012	$4	$3,302	$(113)	$(648)	$5,713	$8,258
Net Income	—	—	—	—	639	639
Stock-based Compensation	—	38	—	—	—	38
Exercise of Stock Options	—	31	—	—	—	31
Tax Benefits Related to Exercise of Stock Options	—	12	—	—	—	12
Dividends (27 cents per share)	—	—	—	—	(96)	(96)
Changes in Treasury Stock, Net	—	—	—	(14)	—	(14)
Net Change in Pension and Other	—	—	7	—	—	7
June 30, 2013	$4	$3,383	$(106)	$(662)	$6,256	$8,875

(1)	Amounts reflect impact of 2-for-1 stock split which occurred during the second quarter of 2013.

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

Note 2.  Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
The most significant North Sea assets were sold during 2012 and 2013. However, we have been unable to locate purchasers for the remaining assets, and a sale is no longer considered probable. Therefore, during first quarter 2014, we reclassified the remaining North Sea assets to held and used, and the North Sea geographical segment is included in continuing operations in first and second quarters 2014. In addition, we recorded impairments for the North Sea assets in both the first and second quarters of 2014. See Note 4. Asset Impairments.
North Sea revenues and operating expenses for the six months ended June 30, 2014, except for the impairments recorded in the first and second quarters 2014, were de minimis. See Note 3. Divestitures, Note 4. Asset Impairments, and Note 7. Fair Value Measurements and Disclosures.
Common Stock Split   On April 22, 2013, Noble Energy’s Board of Directors approved a 2-for-1 split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on May 28, 2013 to shareholders of record as of May 14, 2013. Earnings per share and common shares outstanding are reported giving retrospective effect to the common stock split.
Recently Issued Accounting Standards In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. We elected to early adopt ASU 2014-08 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are

Noble Energy, Inc.
Notes to Consolidated Financial Statements

currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.
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
Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
Production Expense
Lease Operating Expense	$154	$140	$299	$257
Production and Ad Valorem Taxes	53	43	102	86
Transportation and Gathering Expense	41	27	80	55
Total	$248	$210	$481	$398
Other Non-Operating (Income) Expense, Net
Deferred Compensation Expense (1)	$8	$3	$12	$14
Other (Income) Expense, Net	—	—	1	(2)
Total	$8	$3	$13	$12

(1)	Amounts represent increases in the fair value of shares of our common stock held in a rabbi trust.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Balance Sheet Information   Other balance sheet information is as follows:

(millions)	June 30, 2014	December 31, 2013
Accounts Receivable, Net
Proceeds Receivable from China Asset Sale (1)	$150	$—
Commodity Sales	464	495
Joint Interest Billings	310	382
Other	91	81
Allowance for Doubtful Accounts	(11)	(11)
Total	$1,004	$947
Other Current Assets
Inventories, Materials and Supplies	$94	$96
Inventories, Crude Oil	23	25
Deferred Income Taxes, Net	63	62
Assets Held for Sale	74	292
Prepaid Expenses and Other Current Assets	58	72
Total	$312	$547
Other Noncurrent Assets
Equity Method Investments	$484	$437
Mutual Fund Investments	121	114
Commodity Derivative Assets	2	16
Other Assets	97	112
Total	$704	$679
Other Current Liabilities
Production and Ad Valorem Taxes	$111	$103
Commodity Derivative Liabilities	199	65
Income Taxes Payable	77	156
Asset Retirement Obligations	141	39
Interest Payable	61	63
Current Portion of Long Term Debt (2)	—	200
Current Portion of Capital Lease(2)	59	58
Liabilities Associated with Assets Held for Sale	14	111
Other	204	193
Total	$866	$988
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$276	$253
Asset Retirement Obligations	563	547
Accrued Benefit Costs	108	155
Commodity Derivative Liabilities	89	10
Other	107	144
Total	$1,143	$1,109

(1)	The sale was completed on June 30, 2014; bank transfer of the proceeds was completed on July 2, 2014.

(2)	See Note 6. Debt.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 3. Divestitures
Onshore US Properties   During the first six months of 2014, we sold certain non-core onshore US crude oil and natural gas properties. The information regarding the assets sold is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(millions)	2014	2014
Sales Proceeds	$18	$110
Less
Net Book Value of Assets Sold	(11)	(118)
Goodwill Allocated to Assets Sold	—	(6)
Asset Retirement Obligations Associated with Assets Sold	—	20
Gain on Divestitures	$7	$6
China On June 30, 2014, we closed the sale of our China assets. We determined the sale of our China assets did not meet the criteria for discontinued operations presentation under ASU 2014-08. See Note 2. Basis of Presentation - Recently Issued Accounting Standards. The information regarding the China assets sold is as follows:

Six Months Ended June 30,
(millions)	2014
Sales Proceeds (1)	$186
Less
Net Book Value of Assets Sold	(149)
Other Closing Adjustments	(2)
Gain on Divestiture	$35
(1) Proceeds included $36 million cash received prior to June 30, 2014 and $150 million cash received on July 2, 2014, which was recorded as accounts receivable at June 30, 2014.
Offshore Israel Properties Assets held for sale as of June 30, 2014, include two natural gas discoveries, offshore Israel. We expect to divest these assets pursuant to an agreement we and our partners reached with the Israeli Antitrust Authority in March 2014 on various antitrust matters. The agreement is subject to final approval of the Israeli government.
North Sea Properties   During the first six months of 2013, we sold non-operated working interests in properties located in the North Sea. The sales resulted in a $55 million gain based on net sales proceeds of $54 million. See Note 2. Basis of Presentation - Discontinued Operations.
Summarized results of discontinued operations are as follows:

Six Months Ended June 30,
(millions)	2013
Oil and Gas Sales	$21
Income Before Income Taxes	4
Income Tax Expense	10
Operating Loss, Net of Tax	(6)
Gain on Sale, Net of Tax	55
Discontinued Operations, Net of Tax	$49

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 4. Asset Impairments
Pre-tax (non-cash) asset impairment charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
US Properties, Primarily Shelf and Deepwater Gulf of Mexico	$18	$—	$23	$—
Mari-B (Offshore Israel)	14	—	14	—
McCulloch and Other North Sea Properties	2	—	94	—
Total	$34	$—	$131	$—
US and Offshore Israel In the US and offshore Israel, the asset carrying values of certain oil and natural gas assets increased when we recorded associated increases in asset retirement obligations. We determined that the recorded asset carrying values of some of these assets were not recoverable from future cash flows and recorded impairment expense. US properties included the currently-producing Raton natural gas well, as well as the Conquest and Gemini fields, which are being abandoned.
North Sea In March 2014, the operator of one of our remaining North Sea fields notified the working interest owners that expected field abandonment costs would be higher than originally projected. The operator also notified the working interest owners that it would begin working with the appropriate regulatory agency for approval of cessation of production and subsequent field abandonment sooner than anticipated.
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
Unsettled Commodity Derivative Instruments   As of June 30, 2014, we had entered into the following crude oil derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index (1)	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2014
2014	Swaps	NYMEX WTI	37,000	$92.67	$—	$—	$—
2014	Swaps	Dated Brent	13,000	103.21	—	—	—
2014	Three-Way Collars	NYMEX WTI	12,000	—	75.67	90.67	100.88
2014	Three-Way Collars	Dated Brent	8,000	—	84.38	98.25	121.56
2015	Swaps	NYMEX WTI	27,000	88.80	—	—	—
2015	Swaps	Dated Brent	9,000	100.16	—	—	—
2015	Three-Way Collars	NYMEX WTI	20,000	—	70.50	87.55	94.41
2015	Three-Way Collars	Dated Brent	13,000	—	76.92	96.00	108.49
2016	Swaps	NYMEX WTI	6,000	87.95	—	—	—
2016	Swaps	Dated Brent	9,000	97.98	—	—	—
2016	Three-Way Collars	NYMEX WTI	3,000	—	72.00	85.00	94.82
2016	Three-Way Collars	Dated Brent	6,000	—	80.00	95.00	105.87

(1)	West Texas Intermediate
As of June 30, 2014, we had entered into the following natural gas derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index (1)	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2014
2014	Swaps	NYMEX HH	60,000	$4.24	$—	$—	$—
2014	Three-Way Collars	NYMEX HH	230,000	—	2.83	3.75	4.98
2015	Swaps	NYMEX HH	140,000	4.30	—	—	—
2015	Three-Way Collars	NYMEX HH	150,000	—	3.59	4.25	5.06

(1)	Henry Hub

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Fair Value Amounts and (Gain) Loss on Commodity Derivative Instruments   The fair values of commodity derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
(millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments	Current Assets	$—	Current Assets	$1	Current Liabilities	$199	Current Liabilities	$65
	Noncurrent Assets	2	Noncurrent Assets	16	Noncurrent Liabilities	89	Noncurrent Liabilities	10
Total		$2		$17		$288		$75

The effect of commodity derivative instruments on our consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
(Gain) Loss on Commodity Derivative Instruments
Crude Oil	$238	$(118)	$292	$(69)
Natural Gas	(2)	(43)	19	(20)
Total (Gain) Loss on Commodity Derivative Instruments	236	(161)	311	(89)
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil	46	6	73	14
Natural Gas	3	(8)	10	(23)
Total Cash (Received) Paid in Settlement of Commodity Derivative Instruments	49	(2)	83	(9)
Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments
Crude Oil	192	(124)	219	(83)
Natural Gas	(5)	(35)	9	3
Total Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments	$187	$(159)	$228	$(80)
AOCL Accumulated other comprehensive loss (AOCL) at June 30, 2014 included deferred losses of $23 million, net of tax, related to interest rate derivative instruments. This amount will be reclassified to earnings as an adjustment to interest expense over the term of our senior notes due March 2041. The amount of deferred losses (net of tax) which will be reclassified to earnings during the next 12 months, and recorded as an increase in interest expense, is de minimis.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 6. Debt
Debt consists of the following:

	June 30, 2014		December 31, 2013
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Credit Facility, due October 3, 2018	$600	1.41%	$—	—%
Capital Lease and Other Obligations	353	—	359	—
5¼% Senior Notes, due April 15, 2014 (1)	—	—%	200	5.25%
8¼% Senior Notes, due March 1, 2019	1,000	8.25%	1,000	8.25%
4.15% Senior Notes, due December 15, 2021	1,000	4.15%	1,000	4.15%
7¼% Senior Notes, due October 15, 2023	100	7.25%	100	7.25%
8% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
6% Senior Notes, due March 1, 2041	850	6.00%	850	6.00%
5¼% Senior Notes, due November 15, 2043	1,000	5.25%	1,000	5.25%
7¼% Senior Debentures, due August 1, 2097	84	7.25%	84	7.25%
Total	5,237		4,843
Unamortized Discount	(18)		(19)
Total Debt, Net of Discount	5,219		4,824
Less Amounts Due Within One Year
5¼% Senior Notes, due April 15, 2014, net of discount (1)	—		(200)
Capital Lease Obligations	(59)		(58)
Long-Term Debt Due After One Year	$5,160		$4,566

(1)	We repaid the Senior Notes on their due date.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
(millions)
June 30, 2014
Financial Assets
Mutual Fund Investments	$121	$—	$—	$—	$121
Commodity Derivative Instruments	—	11	—	(9)	2
Financial Liabilities
Commodity Derivative Instruments	—	(297)	—	9	(288)
Portion of Deferred Compensation Liability Measured at Fair Value	(194)	—	—	—	(194)
December 31, 2013
Financial Assets
Mutual Fund Investments	$114	$—	$—	$—	$114
Commodity Derivative Instruments	—	28	—	(11)	17
Financial Liabilities
Commodity Derivative Instruments	—	(86)	—	11	(75)
Portion of Deferred Compensation Liability Measured at Fair Value	(176)	—	—	—	(176)

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
Asset Impairments Information about impaired assets is as follows:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Book Value (1)	Total Pre-tax (Non-cash) Impairment Loss
millions
Three Months Ended June 30, 2014
Impaired Oil and Gas Properties	$—	$—	$8	$42	$34
Three Months Ended June 30, 2013
Impaired Oil and Gas Properties	—	—	—	—	—
Six Months Ended June 30, 2014
Impaired Oil and Gas Properties	$—	$—	$14	$145	$131
Six Months Ended June 30, 2013
Impaired Oil and Gas Properties	—	—	—	—	—
(1) Amount represents net book value at the date of assessment.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The fair value of impaired oil and gas properties was determined as of the date of the assessment using a discounted cash flow model based on management’s expectations of future crude oil and natural gas production prior to abandonment date, commodity prices based on NYMEX WTI, NYMEX Henry Hub, and Brent future price curves as of the date of the estimate, estimated operating and abandonment costs, and a risk-adjusted discount rate of 10%. First and second quarter 2014 impairments were due to increases in asset carrying values associated with increases in asset retirement obligations (ARO). ARO increases were due to higher cost and change in timing of abandonment activities. See Note 4. Asset Impairments.
Additional Fair Value Disclosures
Debt   The fair value of public, fixed-rate debt is estimated based on the published market prices for the same or similar issues. As such, we consider the fair value of our public, fixed-rate debt to be a Level 1 measurement on the fair value hierarchy.
The carrying amount of our Credit Facility at June 30, 2014 approximates fair value because the interest rate paid on such debt is set for periods of three months or less. As such, we consider the fair values of our Credit Facility to be a Level 2 measurement on the fair value hierarchy. See Note 6. Debt.
Fair value information regarding our debt is as follows:

	June 30, 2014		December 31, 2013
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Debt, Net of Unamortized Discount (1)	$4,866	$5,617	$4,465	$4,959

(1)	Excludes capital lease and other obligations.

Note 8.  Capitalized Exploratory Well Costs
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole cost.
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

(millions)	Six Months Ended June 30, 2014
Capitalized Exploratory Well Costs, Beginning of Period	$1,301
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	195
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves or to Assets Held for Sale	(80)
Capitalized Exploratory Well Costs Charged to Expense	(2)
Capitalized Exploratory Well Costs, End of Period	$1,414

The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced, and the number of projects that have been capitalized for a period greater than one year:

(millions)	June 30, 2014	December 31, 2013
Exploratory Well Costs Capitalized for a Period of One Year or Less	$517	$568
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	897	733
Balance at End of Period	$1,414	$1,301
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	13	13

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the commencement of drilling as of June 30, 2014:

		Suspended Since
(millions)	Total	2012 - 2013	2010 - 2011	2009 & Prior	Progress
Country/Project:
Offshore Equatorial Guinea
Diega (including Carmen)	$111	$6	$52	$53	Evaluating regional development scenarios for this 2008 crude oil discovery
Carla	149	137	12	—	Evaluating regional development scenarios for this 2011 crude oil discovery
Felicita	38	3	6	29	Evaluating regional development plans for this 2008 condensate and natural gas discovery
Yolanda	19	2	3	14	Evaluating regional development plans for this 2007 condensate and natural gas discovery
Offshore Cameroon
YoYo	46	3	9	34	Working with the government to assess commercialization of this 2007 condensate and natural gas discovery
Offshore Israel
Leviathan	180	70	110	—	Targeting to sanction initial phase of development for this 2010 natural gas discovery by early 2015
Leviathan-1 Deep	76	49	27	—	Well did not reach the target interval; we are developing future drilling plans to test this deep oil concept
Dalit	25	3	2	20	Submitted a development plan to the government to develop this 2009 natural gas discovery as a tie-in to existing infrastructure
Dolphin 1	24	2	22	—	Reviewing regional development scenarios for this 2011 natural gas discovery
Offshore Cyprus
Cyprus	109	52	57	—	Submitted an appraisal plan to the Cyprus government to develop this 2011 natural gas discovery; planning additional appraisal activities including interpretation of seismic data
Falkland Islands
Scotia	71	71	—	—	Analyzing recently acquired seismic data
Other
Projects less than $20 million	49	39	4	6	Continuing to drill and evaluate appraisal wells
Total	$897	$437	$304	$156
Note 9.  Asset Retirement Obligations
ARO consists primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Six Months Ended June 30,
(millions)	2014	2013
Asset Retirement Obligations, Beginning Balance	$586	$402
Liabilities Incurred	22	2
Liabilities Settled	(43)	(10)
Revision of Estimate	120	7
Accretion Expense (1)	19	14
Asset Retirement Obligations, Ending Balance	$704	$415
(1) Accretion expense is included in DD&A expense in the consolidated statements of operations.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

For the six months ended June 30, 2014
Liabilities incurred were due to new wells and facilities and included $13 million for onshore US and $9 million for Eastern Mediterranean.
Liabilities settled primarily related to onshore US property abandonments and non-core, onshore US assets sold.
Revisions were primarily due to an increase of $67 million related to a non-operated North Sea field due to an increase in costs and a change in timing recorded during the first quarter of 2014. See Note 4. Asset Impairments. Additional revisions were due to changes in cost and timing estimates and primarily included $21 million for DJ Basin, $16 million for Equatorial Guinea, $9 million for Eastern Mediterranean, and $7 million for deepwater Gulf of Mexico.
For the six months ended June 30, 2013
Liabilities incurred were due to new wells and facilities for onshore development. Liabilities settled in 2013 relate primarily to non-core onshore US properties that were sold. See Note 3. Divestitures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2014	2013	2014	2013
Income from Continuing Operations	$192	$358	$392	$590

Weighted Average Number of Shares Outstanding, Basic	361	359	361	358
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust	5	4	4	4
Weighted Average Number of Shares Outstanding, Diluted	366	363	365	362
Earnings from Continuing Operations Per Share, Basic	$0.53	$1.00	$1.09	$1.64
Earnings from Continuing Operations Per Share, Diluted	0.52	0.99	1.07	1.63
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	3	5	4	5

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 11.  Income Taxes
The income tax provision relating to continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
Current	$34	$71	$94	$108
Deferred	7	57	24	106
Total Income Tax Provision	$41	$128	$118	$214
Effective Tax Rate	17.6%	26.4%	23.1%	26.6%

Our effective tax rate (ETR) for the three months and six months ended June 30, 2014 decreased as compared with the three and six months ended June 30, 2013 primarily due to our ability to benefit from previously unrecognized foreign tax credits, increased earnings in our foreign jurisdictions with rates that vary from the US statutory rate and a decrease in our Israeli oil profits tax.
In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2010, Equatorial Guinea – 2008 and Israel – 2009.
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

(millions)	Consolidated	United States	West Africa	Eastern Mediterranean	Other Int'l & Corporate
Three Months Ended June 30, 2014
Revenues from Third Parties	$1,338	$842	$339	$113	$44
Income from Equity Method Investees	45	—	45	—	—
Total Revenues	1,383	842	384	113	44
DD&A	413	311	72	15	15
Gain on Divestitures	(44)	(8)	—	—	(36)
Asset Impairments	34	18	—	14	2
Income (Loss) from Continuing Operations Before Income Taxes	233	199	204	44	(214)
Three Months Ended June 30, 2013
Revenues from Third Parties	$1,112	$683	$290	$101	$38
Income from Equity Method Investees	37	—	37	—	—
Total Revenues	1,149	683	327	101	38
DD&A	368	258	63	27	20
Loss on Divestitures	4	—	4	—	—
Asset Impairments	—	—	—	—	—
Income (Loss) from Continuing Operations Before Income Taxes	486	320	268	44	(146)
Six Months Ended June 30, 2014
Revenues from Third Parties	$2,665	$1,684	$662	$225	$94
Income from Equity Method Investees	97	—	97	—	—
Total Revenues	2,762	1,684	759	225	94
DD&A	837	619	148	29	41
Gain on Divestitures	(42)	(6)	—	—	(36)
Asset Impairments	131	23	—	14	94
Income (Loss) from Continuing Operations Before Income Taxes	510	382	465	121	(458)
Six Months Ended June 30, 2013
Revenues from Third Parties	$2,196	$1,399	$563	$152	$82
Income from Equity Method Investees	96	—	96	—	—
Total Revenues	2,292	1,399	659	152	82
DD&A	734	524	117	55	38
Gain on Divestitures	(12)	(12)	—	—	—
Asset Impairments	—	—	—	—	—
Income (Loss) from Continuing Operations Before Income Taxes	804	563	499	59	(317)
June 30, 2014
Total Assets	$20,575	$14,175	$3,152	$2,762	$486
December 31, 2013
Total Assets	19,598	13,094	3,199	2,753	552

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
The CONSOL Carried Cost Obligation is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per MMBtu in any three consecutive month period and remain suspended until average Henry Hub natural gas prices are above $4.00 per MMBtu for three consecutive months. Due to low natural gas prices, the CONSOL Carried Cost Obligation was suspended from the end of 2011 until February 28, 2014. Due to recent increases in Henry Hub natural gas prices, we began funding a portion of CONSOL's working interest share of certain drilling and completion costs as of March 1, 2014. Based on the June 30, 2014 NYMEX Henry Hub natural gas price curve and current development plans, we forecast we will incur approximately $240 million under the CONSOL Carried Cost Obligation for the year ended December 31, 2014.
Marcellus Shale Firm Transportation Agreements In February 2014, we signed Precedent Agreements for Firm Transportation (the Agreements) to flow 150,000 MMBtu per day of our Marcellus Shale natural gas production to Gulf Coast markets. The Agreements, which are expected to be executed in the second half of 2014, are for transportation services on new pipeline extensions, to be constructed by, and connecting to, an existing third-party system. The pipeline extensions are expected to be complete and operational in June of 2017. Our financial commitment totals approximately $765 million, undiscounted, over a 15-year period. The Agreements are subject to various conditions, including regulatory approval of the pipeline extension projects.
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

EXECUTIVE OVERVIEW
We are a worldwide explorer and producer of crude oil, natural gas and natural gas liquids. We aim to achieve sustainable growth in value and cash flow through exploration success and the development of a high-quality, diversified, portfolio of assets with investment flexibility between: onshore unconventional developments and offshore organic exploration leading to major development projects; US and international development projects; and production mix among crude oil, natural gas, and NGLs. We currently focus our efforts in five core operating areas: the DJ Basin and Marcellus Shale (onshore US), deepwater Gulf of Mexico, offshore West Africa, and offshore Eastern Mediterranean, where we have strategic competitive advantage and which we believe generate superior returns. We also seek to enter potential new core areas, and we are currently conducting exploration activities in domestic and international locations such as Northeast Nevada, the Falkland Islands, Cameroon, and Cyprus.
Our financial results for second quarter 2014 included:

•	net income of $192 million as compared with $377 million for second quarter 2013;

•
loss on commodity derivative instruments of $236 million (including $187 million non-cash portion of loss) as compared with a gain on commodity derivative instruments of $161 million (including $159 million non-cash portion of gain) for second quarter 2013;

•	asset impairment charges of $34 million, as compared with zero for second quarter 2013;

•	diluted earnings per share of $0.52, as compared with $1.04 for second quarter 2013;

•	cash flow provided by operating activities of $828 million, as compared with $539 million for second quarter 2013;

•	ending cash balance of $958 million, as compared with $1.1 billion at December 31, 2013;

•	capital spending, on a cash basis, of $1.2 billion for both the second quarter 2013 and 2014;

•	gain of $35 million on China asset sale;

•	repayment of $200 million senior notes in April 2014;

•	total liquidity of $4.4 billion at June 30, 2014, as compared with $5.1 billion at December 31, 2013; and

•	ratio of debt-to-book capital of 35% at June 30, 2014, as compared with 35% at December 31, 2013.
Our operating results for second quarter 2014 included:

•	delivered record horizontal production of 112 MBoe/d from the DJ Basin and Marcellus Shale, 56% higher than second quarter of last year;

•	increased wet gas type curves 10% for wells in the Majorsville area of the Marcellus Shale;

•	announced plans to form a master limited partnership (MLP) with CONSOL for our jointly owned midstream assets in the Marcellus Shale;

•	exploration discovery made at the Katmai prospect located in the deepwater Gulf of Mexico;

•	acquired interest in 17 exploration lease blocks in the Atwater Valley area of the Gulf of Mexico and spud initial prospect, Bright;

•	increased Leviathan resource estimate as the result of additional information from the ongoing Leviathan appraisal program;

•	signed two regional export Letters of Intent for natural gas sales to customers in Egypt; and

•	closed China asset sale, receiving $186 million in proceeds.

Exploration Program Update
We have numerous exploration opportunities remaining in our core areas and are also engaged in new venture activity in both our US and international locations.
We were in the process of drilling and/or evaluating significant exploratory wells at June 30, 2014 (See Item 1. Financial Statements – Note 8. Capitalized Exploratory Well Costs), and expect to continue an active exploratory drilling program in the future.
A portion of our 2014 capital investment program is dedicated to exploration and associated appraisal activities, including leasehold acquisitions. However, we do not always encounter hydrocarbons through our drilling activities. In addition, we may find hydrocarbons but subsequently reach a decision, through additional analysis or appraisal drilling, that a development project is not economically or operationally viable.
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
Updates on significant exploration activities are as follows:
Northeast Nevada We are currently analyzing results from our first exploratory vertical well and conducting a long term production test. We plan to drill additional exploratory wells later in 2014.
Deepwater Gulf of Mexico During second quarter 2014, we acquired working interests in 17 deepwater exploration leases in the Gulf of Mexico. Each of the leases resides in the Atwater Valley protraction area. We acquired a 50% working interest in 13 leases and an average 26% working interest in four leases.
As part of the transaction, we are participating with a 50% non-operated working interest in the Bright prospect, which is currently being drilled on Atwater Valley Block 362 in a water depth of approximately 5,600 feet. The initial exploratory well, targeting multiple reservoirs, is anticipated to be drilled to a total depth of 13,500 feet. In addition to the Bright prospect, there are multiple follow-on exploration opportunities that have been identified on these newly acquired leases.
We are also currently drilling the Katmai exploratory well (Green Canyon Block 40, 50% operated working interest) in water depth of approximately 2,100 feet. We recently announced a commercial crude oil discovery at Katmai, and expect to reach a total depth of 28,300 feet during the third quarter of 2014.
Offshore West Africa We are currently acquiring 3D seismic data across Blocks O and I, offshore Equatorial Guinea, and may potentially drill an exploratory well offshore Cameroon in the fourth quarter of 2014. Additionally, we are reprocessing 3D seismic data over our YoYo mining concession, offshore Cameroon.
Offshore Eastern Mediterranean We are processing and evaluating recently acquired 3D seismic data over offshore Israel and Cyprus and continue to study locations for potential exploratory wells, with opportunities offshore in both Israel and Cyprus.
Offshore Falkland Islands We continue to process and evaluate 3D seismic data over the northern and southern areas and prepare for our first operated exploratory well planned for 2015.
Major Development Project Updates
We continue to advance our major development projects, which we expect to deliver incremental production over the next several years. Updates on major development projects are as follows:
Sanctioned Ongoing Development Projects
A "sanctioned" development project is one for which a final investment decision has been made.
DJ Basin (Onshore US)   We continue to operate at a high level of horizontal drilling activity with continued growth from strong well performance, new wells brought online, and expanded natural gas and crude oil infrastructure. We have accelerated our extended reach lateral well program to approximately 30% of our wells to be drilled in 2014. During the quarter, we spud 80 horizontal wells, of which 27 were extended reach lateral wells, and 85 wells initiated production. Our 2014 drilling program includes over 90 extended reach lateral wells. Currently, 10 drilling rigs are active across the basin.
Marcellus Shale (Onshore US)   We continue to delineate the wet gas acreage, while our partner, CONSOL Energy, Inc. (CONSOL), continues to develop the dry gas acreage. During the quarter, we and our partner drilled 48 wells, and 35 wells initiated production. The joint venture is currently operating ten drilling rigs.

Due to an increase in Henry Hub natural gas prices, our funding of certain drilling and completion costs under the CONSOL Carried Cost Obligation commenced as of March 1, 2014. See Liquidity and Capital Resources – Contractual Obligations below.
In June 2014, we and our joint venture partner, CONSOL, submitted a confidential draft Registration Statement on Form S-1 to the U.S. Securities and Exchange Commission relating to a proposed master limited partnership (MLP). The MLP will own, operate, and develop our jointly-owned natural gas midstream assets in the Marcellus Shale.
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
We are continuing to work with the Israeli government to obtain regulatory approval of our development plan for the Tamar Southwest discovery, which is intended to utilize current Tamar infrastructure. Continuing delays in securing regulatory approvals have placed the project at risk of delay. We have petitioned the Israeli courts to expedite the needed approvals. Timely development of Tamar Southwest is important to provide future flow rate assurance for our overall Tamar project.
In May 2014, we announced that we had entered into a non-binding Letter of Intent (LOI) for the supply of natural gas from the Tamar field to existing natural gas liquefaction (LNG) facilities in Egypt.
Unsanctioned Development Projects (As of June 30, 2014)
Dantzler (Deepwater Gulf of Mexico) The 2013 Dantzler crude oil discovery is located in the Rio Grande area of the deepwater Gulf of Mexico and is a co-development opportunity with Big Bend. During the second quarter, we spud the first Dantzler appraisal well (45% operated working interest) and expect drilling results during the third quarter of 2014.
Leviathan (Offshore Israel)   In the first half of 2014, we made significant progress on the development of the Leviathan field, following approval of Israel's natural gas export policy, an agreement with Israel's Anti-trust Authority, and receipt of the Development and Production Leases for Leviathan.
In May 2014, we announced that the existing Leviathan partners terminated the non-binding memorandum of understanding regarding the sale of interest in the Leviathan licenses to Woodside Petroleum.
The initial phase of the Leviathan project is designed to provide significant quantities of natural gas to Israel and regional markets. In June 2014, we announced that we had entered into a non-binding LOI for the supply of natural gas from the Leviathan field to existing LNG facilities in Egypt.
We are currently considering various project finance options for Leviathan. Sanctioning of the initial phase of development at Leviathan is targeted by the end of 2014 or early 2015, with first production from the field currently planned for the end of 2017 or early 2018.
See also Update on Israel's Natural Gas Economy, below.
Cyprus Project (Offshore Cyprus) We are planning additional appraisal activities, including interpretation of seismic data and spudding another well to further determine the ultimate recoverable resources on Block 12 and optimize field development planning. In addition, our application for renewal of the production sharing contract for two additional years was approved in May 2014.
Diega and Carla (Offshore Equatorial Guinea) We are currently evaluating regional development scenarios for Diega and Carla and targeting to sanction a Diega development project in 2015.
See Item 1. Financial Statements – Note 8. Capitalized Exploratory Well Costs for additional information on costs incurred related to these projects.

Non-Core Divestiture Program
We have continued our non-core asset divestiture program with the sale of our China assets on June 30, 2014. Sales of certain smaller onshore US property packages were completed during the first six months of 2014 or are expected to be completed this year. Divestitures of non-core properties allow us to allocate capital and human resources to high-value and high-growth areas.  See Item 1. Financial Statements – Note 3. Divestitures and Operating Outlook - Potential for Future Asset Impairment, Dry Hole or Lease Abandonment Expense, below.
We are currently winding up local business activities in countries of former operations. At this time, we do not believe that any of the activities associated with these areas will have a material effect on our financial position, results of operations or cash flows.
Update on Israel's Natural Gas Economy
Israel Antitrust Authority During 2014, we and our partners reached an agreement with the Israeli government on various antitrust matters. As a result of the agreement, we will divest two natural gas discoveries. We have initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets. The assets are reported within assets held for sale in our consolidated balance sheet at June 30, 2014.
The agreement also granted the rights, to us and our partners, to jointly market natural gas from the Leviathan field. As a result, we plan to further our domestic natural gas marketing activities. The agreement is subject to final approval by the Israeli government.
On March 26, 2014, the Israel Ministry of Finance (Ministry) issued a memorandum indicating its intent to amend the Petroleum Profits Law in light of the Israeli government's 2013 decision to permit the export of natural gas from Israel. The purpose of the proposed amendments is mainly to regulate the method of taxing petroleum export transactions, and, in particular, exports of natural gas. As a part of the Ministry's draft recommendation, several methodologies could be used to establish the transfer price for natural gas sales, depending on various circumstances. We are currently evaluating the recommendation and proposed amendments.
The recent Israel-Gaza conflict has resulted in loss of life and destruction of property. See our Annual Report on Form 10-K for the year ended December 31, 2013 - Item 1A. Risk Factors - Our operations may be adversely affected by violent acts such as from civil disturbances, terrorist acts, regime changes, cross-border violence, war, piracy, or other conflicts that may occur in regions that encompass our operations.
Update on Hydraulic Fracturing
Potential Rulemaking Although hydraulic fracturing is regulated primarily at the state level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations, and some have proposed rules.
A measure to ban hydraulic fracturing was on the ballot in the City of Loveland in northern Colorado in June of 2014. Industry worked with the community to defeat that initiative. Also during 2014, we have been actively campaigning against statewide ballot initiatives that would unreasonably restrict or limit crude oil and natural gas development in Colorado. There are currently two remaining initiatives that have survived titling and Supreme Court review and are in a position to collect sufficient signatures to be placed on the November 2014 ballot. These are:

•	an initiative to amend the state constitution to establish an environmental bill of rights; and

•	an initiative to amend the state constitution to impose a 2000-foot statewide drilling setback from occupied structures, unless a waiver is obtained from the landowner.
Petitioners have until August 4, 2014 to gather 86,105 verified signatures and we will work with the State of Colorado to ensure any signatures submitted on these initiatives are properly verified. The ultimate passage and implementation of one or both of these initiatives could have a negative impact on our business. In particular, a statewide drilling setback will likely delay or otherwise limit our drilling and development activities in certain parts of the DJ Basin. This could result in a reduction in our proved reserves and negatively impact our results of operations, cash flows, and stock price.
In Nevada, state regulators are in the process of promulgating rules to govern hydraulic fracturing and new crude oil and natural gas development. We have actively participated in that process and do not believe it will have a material impact on our activities. We will continue to monitor new and proposed legislation and regulations to assess the potential impact on our operations.
Concurrently, we are engaged in extensive public education and outreach efforts with the goal of engaging and educating the general public about the energy, economic and environmental benefits of safe and responsible crude oil and natural gas development.

Regulations
On February 23, 2014, the Colorado Air Quality Control Commission (Commission) adopted a number of revisions to its oil and gas industry regulations. The revisions include the full adoption of US Environmental Protection Agency's Standards of Performance for Crude Oil and Natural Gas Production, Transmission, and Distribution (also known as NSPS Quad O) with corresponding complementary control measures. The control measures set forth requirements for identifying and repairing leaks, undertaking record keeping, and submitting reports. The revisions also include the first ever regulation of methane emissions from the industry. In collaboration with the Environmental Defense Fund and other oil and gas operators, we provided testimony and evidence to the Commission in support of the adopted revisions. The adopted revised regulations were published in the Colorado Register on March 25, 2014, Volume 37, No. 6, and are effective as of April 14, 2014. Copies of these regulations are available at http://www.sos.state.co.us/CCR. We do not currently believe costs incurred to implement these regulations will be material to our earnings or cash flows.
Sales Volumes
The execution of our strategy has delivered a diversified production growth most recently due to our Tamar natural gas field and Alen condensate project coming online in 2013 along with accelerated activity in onshore US unconventional developments. On a BOE basis, total sales volumes were 11% higher for the second quarter of 2014 as compared with the second quarter of 2013, and our mix of sales volumes was 46% global liquids, 27% international natural gas, and 27% US natural gas. See Results of Operations – Revenues, below.
Commodity Price Changes
Average realized natural gas prices increased 5% in the US and 13% in Israel for second quarter of 2014 as compared with the second quarter of 2013. Average realized crude oil prices increased 5% in the US and 7% in Equatorial Guinea for the second quarter of 2014 as compared with the second quarter of 2013.
Recently Issued Accounting Standards
See Item 1. Financial Statements – Note 2. Basis of Presentation.
OPERATING OUTLOOK
2014 Production   Our expected crude oil, natural gas and NGL production for 2014 may be impacted by several factors including:

•	changes to drilling plans in the DJ Basin and the Marcellus Shale;

•	Israeli demand for electricity, which affects demand for natural gas as fuel for power generation and industrial market growth, and which is impacted by unseasonable weather;

•	potential downtime at key assets including: Galapagos and Swordfish, deepwater Gulf of Mexico; Tamar, offshore Israel; and Aseng and Alen, offshore Equatorial Guinea;

•	natural field decline in the deepwater Gulf of Mexico and the Alba and Aseng fields offshore Equatorial Guinea; and

•	potential weather-related volume curtailments due to hurricanes in the deepwater Gulf of Mexico which can shut-in or reduce production.
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
Potential for Future Asset Impairment, Dry Hole or Lease Abandonment Expense
Exploration Activities We have an active exploratory drilling program. In the event we conclude that an exploratory well did not encounter hydrocarbons or that a discovery is not economically or operationally viable, the associated capitalized exploratory well costs would be charged to expense. For example, in the Falkland Islands we are processing recently acquired seismic data. We will conduct seismic interpretation and basin modeling during the remainder of 2014 in order to determine our future drilling program. Integration of seismic information with the results of the Scotia exploratory well will allow us to assess the economic viability of this prospect. If we were to determine, based on the results of seismic interpretation and/or additional drilling activities, that the Scotia prospect is not economically viable, the costs we have incurred (approximately $73 million to date) would be written off to dry hole expense.
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
One particular deepwater Gulf of Mexico lease, which we acquired under regulations in effect prior to the Deepwater Gulf of Mexico Moratorium, is set to expire on July 31, 2014. We have been working to mature this prospect by conducting various activities, including the licensing and processing of 3-D seismic data and interpretation of geophysical information, which have resulted in the identification of a potential hydrocarbon-bearing formation below 25,000 feet. We reviewed the criteria for a lease suspension of operations (SOO), which may be granted by regulatory authorities, and believe we satisfy each of the required conditions. We submitted an application for the SOO, evidencing satisfaction of the required conditions, on July 7, 2014. If an SOO is granted, we intend to continue processing of subsalt imaging and developing an exploration plan, targeting a 2017 exploratory well spud date. Although we believe we have satisfied the required conditions for the SOO, there is no certainty an extension will be obtained prior to the lease expiration. The lease had a net book value of approximately $41 million at June 30, 2014. If we are unable to obtain an extension, we must relinquish the lease, abandon our exploration plans, and write off the book value to exploration expense.
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
Occasionally, well mechanical problems arise, which can reduce production and potentially result in reductions in proved reserves estimates. For example, our South Raton development in the deepwater Gulf of Mexico has been shut-in due to mechanical issues. We have conducted remediation work; however, return to production has been delayed due to work being performed at the non-operated host facility. We expect to begin producing later in third quarter 2014. No impairment is currently indicated; however, we will monitor production and reserves when South Raton is brought back online and continue to assess the field for possible impairment. South Raton had a net book value of approximately $123 million at June 30, 2014.
In addition, well decommissioning programs, especially in deepwater or remote locations, are often complex and expensive. It may be difficult to estimate timing of actual abandonment activities, which are subject to regulatory approval and the availability of rigs and services. It may be difficult to estimate costs as rigs and services become more expensive in periods of higher demand. Therefore, our ARO estimates may change, sometimes significantly, and could result in asset impairment.
Divestments We are currently marketing certain non-core onshore US properties, including our assets in the Piceance Basin of western Colorado. If properties are reclassified as assets held for sale in the future, they will be valued at the lower of net book value or anticipated sales proceeds less costs to sell. Impairment expense would be recorded for any excess of net book value over anticipated sales proceeds less costs to sell. In addition, we would allocate a portion of goodwill to any non-core onshore US property held for sale that constitutes a business, which could potentially decrease any gain or increase any loss recorded on the sale.
In addition, certain assets offshore Israel were classified as held for sale at June 30, 2014. No impairments are indicated at this time. However, failure to achieve acceptable sale terms or delays in closing sales of these properties could result in impairment and/or loss on sale.
Potential Change in Pennsylvania Tax Structure The State of Pennsylvania has been addressing a potential budget deficit. As a result, Pennsylvania lawmakers have been considering various alternatives for generating additional revenues, including additional taxes on crude oil and natural gas production. Additional taxes could be in the form of a severance tax, which would be assessed on the value of the natural gas produced. A severance tax, if imposed, may or may not replace the current local impact fee, which is assessed on a per well basis at a rate determined primarily by the age of the well, under a law signed in 2012.
We are currently unable to predict whether a severance tax will be imposed by the State of Pennsylvania. However, additional taxes on our crude oil, condensate or natural gas production could have a negative impact on our results of operations and cash flows.

RESULTS OF OPERATIONS
In the discussion below, the North Sea geographical segment is reflected as discontinued operations for the first six months of 2013. During first quarter 2014, the remaining unsold North Sea assets were reclassified to held and used, and their operations are included in continuing operations for 2014. See also Discontinued Operations, below.
Revenues
Revenues were as follows:

			Increase/(Decrease) from Prior Year
(millions)	2014	2013
Three Months Ended June 30,
Oil, Gas and NGL Sales	$1,338	$1,112	20%
Income from Equity Method Investees	45	37	22%
Total	$1,383	$1,149	20%

Six Months Ended June 30,
Oil, Gas and NGL Sales	$2,665	$2,196	21%
Income from Equity Method Investees	97	96	1%
Total	$2,762	$2,292	21%
Changes in revenues are discussed below.

Oil, Gas and NGL Sales Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate (MBbl/d)	Natural Gas (MMcf/d)	NGLs (MBbl/d)	Total (MBoe/d) (1)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Three Months Ended June 30, 2014
United States	65	469	22	166	$99.39	$4.24	$34.66
Equatorial Guinea (2)	34	248	—	75	108.08	0.27	—
Israel	—	218	—	37	—	5.57	—
Other International (3)	5	—	—	5	104.70	—	—
Total Consolidated Operations	104	935	22	283	102.53	3.50	34.66
Equity Investees (4)	2	—	6	7	108.31	—	64.86
Total Continuing Operations	106	935	28	290	$102.62	$3.50	$40.70
Three Months Ended June 30, 2013
United States	58	404	15	140	$94.29	$4.04	$30.05
Equatorial Guinea (2)	31	252	—	73	101.44	0.27	—
Israel	—	220	—	37	—	4.92	—
Other International (3)	4	—	—	4	97.92	—	—
Total Consolidated Operations	93	876	15	254	96.84	3.18	30.05
Equity Investees (4)	1	—	5	6	99.48	—	62.93
Total Continuing Operations	94	876	20	260	$96.87	$3.18	$38.48

Six Months Ended June 30, 2014
United States	65	476	20	165	$98.22	$4.52	$39.10
Equatorial Guinea (2)	34	245	—	74	106.92	0.27	—
Israel	—	218	—	37	—	5.59	—
Other International (3)	5	—	—	5	104.48	—	—
Total Consolidated Operations	104	939	20	281	101.39	3.66	39.10
Equity Investees (4)	2	—	6	7	106.50	—	69.70
Total Continuing Operations	106	939	26	288	$101.47	$3.66	$45.71
Six Months Ended June 30, 2013
United States	60	406	15	143	$95.02	$3.68	$34.63
Equatorial Guinea (2)	29	249	—	70	106.20	0.27	—
Israel	—	166	—	28	—	5.00	—
Other International (3)	4	—	—	4	103.66	—	—
Total Consolidated Operations	93	821	15	245	98.87	2.91	34.63
Equity Investees (4)	2	—	6	8	105.38	—	69.03
Total Continuing Operations	95	821	21	253	$98.98	$2.91	$44.02

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

(3)	Other International includes primarily China.

(4)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea. See Income from Equity Method Investees, below.
An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
(millions)	Crude Oil & Condensate	Natural Gas	NGLs	Total
Three Months Ended June 30, 2013	$817	$253	$42	$1,112
Changes due to
Increase in Sales Volumes	100	17	19	136
Increase in Sales Prices	54	27	9	90
Three Months Ended June 30, 2014	$971	$297	$70	$1,338

Six Months Ended June 30, 2013	$1,667	$432	$97	$2,196
Changes due to
Increase in Sales Volumes	186	62	30	278
Increase in Sales Prices	46	128	17	191
Six Months Ended June 30, 2014	$1,899	$622	$144	$2,665
Crude Oil and Condensate Sales – Revenues from crude oil and condensate sales increased during second quarter and first six months of 2014 as compared with 2013 due to the following:

•	higher sales volumes in the DJ Basin attributable to our horizontal drilling program;

•	additional sales volumes from the Alen condensate project, offshore Equatorial Guinea, which began producing in late second quarter 2013 and averaged 11 MBoe/d during the first six months of 2014;

•	higher sales volumes from the deepwater Gulf of Mexico of approximately 2 MBoe/d for the second quarter of 2014 as compared with 2013; and

•	higher realized prices for crude and condensate, both in the DJ Basin and offshore Equatorial Guinea;
partially offset by:

•	negative volume impact of severe winter weather and downtime for facility upgrades in the DJ Basin; and

•	lower sales volumes from the Aseng project, offshore Equatorial Guinea, due to natural production declines.
Natural Gas Sales – Revenues from natural gas sales increased during the second quarter and first six months of 2014 as compared with 2013 due to the following:

•	increases in total consolidated average realized prices of 10% primarily due to increased demand from cooler weather and higher-than-expected inventory withdrawals in the US; and

•
higher sales volumes in the Marcellus Shale of 231 MMcf/d for second quarter 2014 and 218 MMcf/d for the first six months of 2014, as compared with 108 MMcf/d and 104 MMcf/d, respectively for 2013, primarily attributable to our horizontal drilling program and continued ramp-up of activity;

partially offset by:

•	lower sales volumes due to non-core onshore US properties divested during 2013 and first six months of 2014; and

•	lower sales volumes due to natural field decline from the Mari-B, Noa and Pinnacles fields, offshore Israel.
NGL Sales – The majority of our US NGL production is currently from the DJ Basin. Additional NGL production from the Marcellus Shale added 2 MBbl/d during second quarter and first six months of 2014 as compared with 2013, primarily due to increased production from the wet gas acreage. NGL sales in the DJ Basin increased by 5 MBbl/d during the second quarter of 2014 as compared with 2013, and recent sales of our non-core onshore US properties have slightly reduced sales volumes as compared with second quarter 2013. Additionally, sales prices have increased 13% for the first six months of 2014, compared to the first six months of 2013.
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

Operating Costs and Expenses
Operating costs and expenses were as follows:

			Increase from Prior Year
(millions)	2014	2013
Three Months Ended June 30,
Production Expense	$248	$210	18%
Exploration Expense	59	90	(34)%
Depreciation, Depletion and Amortization	413	368	12%
General and Administrative	127	104	22%
Gain on Divestitures	(44)	4	N/M
Asset Impairments	34	—	—%
Other Operating (Income) Expense, Net	17	12	42%
Total	$854	$788	8%

Six Months Ended June 30,
Production Expense	$481	$398	21%
Exploration Expense	133	151	(12)%
Depreciation, Depletion and Amortization	837	734	14%
General and Administrative	266	216	23%
Gain on Divestitures	(42)	(12)	N/M
Asset Impairments	131	—	—%
Other Operating (Income) Expense, Net	23	20	N/M
Total	$1,829	$1,507	21%
N/M – Amount is not meaningful.
Changes in operating costs and expenses are discussed below.

Production Expense   Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)	Total	United States	Equatorial Guinea	Israel	Other Int'l, Corporate (2)
Three Months Ended June 30, 2014
Lease Operating Expense (3)	$5.99	$154	$88	$36	$14	$16
Production and Ad Valorem Taxes	2.06	53	45	—	—	8
Transportation and Gathering Expense	1.60	41	40	—	—	1
Total Production Expense	$9.65	$248	$173	$36	$14	$25
Three Months Ended June 30, 2013
Lease Operating Expense (3)	$6.04	$140	$90	$27	$19	$4
Production and Ad Valorem Taxes	1.87	43	35	—	—	8
Transportation and Gathering Expense	1.17	27	27	—	—	—
Total Production Expense	$9.08	$210	$152	$27	$19	$12

Six Months Ended June 30, 2014
Lease Operating Expense (3)	$5.89	$299	$176	$67	$26	$30
Production and Ad Valorem Taxes	2.01	102	85	—	—	17
Transportation and Gathering Expense	1.57	80	78	—	—	2
Total Production Expense	$9.47	$481	$339	$67	$26	$49
Six Months Ended June 30, 2013
Lease Operating Expense (3)	$5.78	$257	$179	$47	$20	$11
Production and Ad Valorem Taxes	1.94	86	69	—	—	17
Transportation and Gathering Expense	1.24	55	54	—	—	1
Total Production Expense	$8.96	$398	$302	$47	$20	$29

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	Other International includes primarily China.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.
For the second quarter and first six months of 2014, total production expense increased as compared with 2013 due to the following:

•	increased lease operating expense in the DJ Basin and Marcellus Shale due to increased development activity and higher production;

•	increased lease operating expense offshore Equatorial Guinea primarily due to the start up of the Alen field in the second half of 2013;

•	increased lease operating expense offshore Israel primarily due to the start up of the Tamar field, which began producing at the end of first quarter 2013;

•	increased production and ad valorem taxes in the DJ Basin and Marcellus Shale due to higher production volumes and higher average prices; and

•	increased transportation and gathering expense in the DJ Basin and Marcellus Shale due to higher production volumes from ongoing development activities;
partially offset by:

•	decreased lease operating expense from sales of non-core onshore US properties in 2013; and

•	decreased lease operating expense from natural field decline from the Mari-B field, offshore Israel.

Exploration Expense   Components of exploration expense were as follows:

(millions)	Total	United States	West Africa (1)	Eastern Mediter- ranean (2)	Other Int'l, Corporate (3)
Three Months Ended June 30, 2014
Dry Hole Cost	$—	$—	$—	$—	$—
Seismic	9	8	—	1	—
Staff Expense	33	10	2	3	18
Other	17	17	—	—	—
Total Exploration Expense	$59	$35	$2	$4	$18
Three Months Ended June 30, 2013
Dry Hole Cost	$23	$15	$8	$—	$—
Seismic	25	7	2	6	10
Staff Expense	30	5	3	—	22
Other	12	12	—	—	—
Total Exploration Expense	$90	$39	$13	$6	$32

Six Months Ended June 30, 2014
Dry Hole Cost	$2	$2	$—	$—	$—
Seismic	32	15	—	2	15
Staff Expense	68	18	4	5	41
Other	31	31	—	—	—
Total Exploration Expense	$133	$66	$4	$7	$56
Six Months Ended June 30, 2013
Dry Hole Cost	$23	$15	$8	$—	$—
Seismic	50	13	2	6	29
Staff Expense	58	12	4	2	40
Other	20	21	—	—	(1)
Total Exploration Expense	$151	$61	$14	$8	$68

(1)	West Africa includes Equatorial Guinea, Cameroon, and Sierra Leone.

(2)	Eastern Mediterranean includes Israel and Cyprus.

(3)	Other International includes the Falkland Islands and Nicaragua.
Exploration expense for the second quarter and first six months of 2014 included:

•	seismic expense related to 3D seismic testing in the DJ Basin and Falkland Islands; and

•	staff expense associated with new ventures and corporate expenditures.
Exploration expense for the second quarter and first six months of 2013 included the following:

•
dry hole cost related primarily to the deeper exploration objective of the second Gunflint appraisal well, deepwater Gulf of Mexico, and the side track portion of the Carla I-7 appraisal well, offshore Equatorial Guinea;

•	other international seismic expense related to 3D seismic testing in the Falkland Islands; and

•	staff expense associated with new ventures and corporate expenditures.
Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DD&A Expense (millions) (1)	$413	$368	$837	$734
Unit Rate per BOE (2)	$16.07	$15.93	$16.49	$16.53

(1)	For DD&A expense by geographical area, see Item 1. Financial Statements – Note 12. Segment Information.

(2)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

Total DD&A expense for the second quarter and first six months of 2014 increased as compared with 2013 due to the following:

•	increase in the DJ Basin and the Marcellus Shale due to higher sales volumes associated with increased development activity;

•	increase in the deepwater Gulf of Mexico due to a new well producing at Ticonderoga and the addition of the Neptune spar at Swordfish; and

•	increase offshore Equatorial Guinea primarily due to the start up of the Alen field in the second half of 2013;
partially offset by:

•	decrease due to sales of non-core onshore US properties in 2013; and

•	decrease offshore Israel related to the start up of the Tamar field at the end of first quarter 2013 which has a lower DD&A rate.
The increase in the unit rate per BOE for the second quarter of 2014 as compared with 2013 was due primarily to the change in mix of production. Higher-cost production volumes in the deepwater Gulf of Mexico were offset by lower cost volumes produced at Tamar, offshore Israel, which replaced higher cost volumes produced from the Mari-B, Noa and Pinnacles fields. The unit rate per BOE remained flat for the first six months of 2014 as compared with 2013.
General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
G&A Expense (millions)	$127	$104	$266	$216
Unit Rate per BOE (1)	$4.93	$4.48	$5.24	$4.86

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for the second quarter and first six months of 2014 increased as compared with 2013 primarily due to additional expenses relating to personnel and office space in support of our major development projects and increased exploration activities. For example, our total number of employees increased from 2,190 at December 31, 2012, to 2,527 at December 31, 2013 and to just over 2,600 at June 30, 2014. An increase in the number of participants in our 401(k) savings plan, as a result of the planned termination of the defined benefit pension plan, resulted in an increase in payroll burden.
Asset Impairment Expense Asset impairment expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
Asset Impairments	$34	$—	$131	$—
See Item 1. Financial Statements – Note 2. Basis of Presentation, Note 4. Asset Impairments and Note 7. Fair Value Measurements and Disclosures.
Other (Income) Expense
Other (income) expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2014	2013	2014	2013
(Gain) Loss on Commodity Derivative Instruments	$236	$(161)	$311	$(89)
Interest, Net of Amount Capitalized	52	33	99	58
Other Non-Operating Expense, Net	8	3	13	12
Total	$296	$(125)	$423	$(19)
(Gain) Loss on Commodity Derivative Instruments   (Gain) Loss on commodity derivative instruments is a result of mark-to-market accounting. Many factors impact a gain or loss on commodity derivative instruments including: increases and decreases in the commodity forward price curves compared to our executed hedging arrangements; increases in hedged future volumes; and the mix of hedge arrangements between NYMEX WTI, Dated Brent and NYMEX Henry Hub commodities.  See Item 1. Financial Statements – Note 5. Derivative Instruments and Hedging Activities and Note 7. Fair Value Measurements and Disclosures.

Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(millions, except unit rate)
Interest Expense, Gross	$78	$68	$159	$135
Capitalized Interest	(26)	(35)	(60)	(77)
Interest Expense, Net	$52	$33	$99	$58
Unit Rate per BOE (1)	$2.01	$1.44	$1.95	$1.31
(1) Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
The increase in interest expense, gross, is due to the issuance of new senior debt in November 2013 and recent borrowings under our Credit Facility.
The decrease in capitalized interest is primarily due to the completion of longer cycle time major projects, such as Alen, offshore West Africa, and Tamar, offshore Israel, and the current concentration of development activity onshore US, which has more rapid well construction time, partially offset by higher work in progress amounts related to major long-term projects in the deepwater Gulf of Mexico, offshore West Africa, and offshore Israel.
Income Tax Provision
See Item 1. Financial Statements – Note 11. Income Taxes for a discussion of the change in our effective tax rate for the second quarter and first six months of 2014 as compared with 2013.
Discontinued Operations
The North Sea geographical segment is reflected as discontinued operations for the first six months of 2013. During first quarter 2014, the remaining unsold North Sea assets were reclassified to held and used, and their operations are included in continuing operations for 2014.
Summarized results of discontinued operations were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
(millions)
Oil and Gas Sales	$12	$21
Expenses	7	17
Income Before Income Taxes	5	4
Income Tax Expense	3	10
Operating (Income) Loss, Net of Tax	2	(6)
Gain on Sale, Net of Tax	17	55
Income From Discontinued Operations	$19	$49

Key Statistics:
Daily Production
Crude Oil & Condensate (MBbl/d)	1	1
Natural Gas (MMcf/d)	3	3
Average Realized Price
Crude Oil & Condensate (Per Bbl)	$103.21	$107.63
Natural Gas (Per Mcf)	11.40	10.63
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
Cash on hand at June 30, 2014 totaled $958 million, and includes both domestic and foreign cash. We consider repatriating foreign cash to increase our financial flexibility and fund our capital investment program to the extent such cash is not required to fund foreign investment projects and would not incur material US tax. During the first six months of 2014, we repatriated $519 million from our UK operations. We will not incur material US tax on these repatriations.
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
We are currently evaluating potential development scenarios for our significant natural gas discoveries offshore Eastern Mediterranean, including Leviathan and Cyprus Block 12. The magnitude of these discoveries presents technical and financial challenges for us due to the large-scale development requirements. Potential development scenarios may include the construction of subsea pipeline, floating LNG, LNG terminals, FPSO or other options. Each of these development options would require a multi-billion dollar investment and require a number of years to complete. We are currently considering various project finance alternatives for Leviathan.
Marcellus Shale Joint Venture Our joint venture arrangement with a subsidiary of CONSOL Energy, Inc. is structured in a manner to address partner alignment and financial affordability. Under the arrangement, we agreed to fund one-third of CONSOL's 50% working interest share of future drilling and completion costs up to a fixed amount. See Contractual Obligations, below.
Pension Plan Termination We are in the process of terminating our defined benefit pension plan (pension plan). We expect to liquidate the associated pension obligation through lump-sum payments to participants or the purchase of annuities on their behalf. As of December 31, 2013, the latest actuarial measurement date for the pension plan, the accumulated benefit obligation totaled $315 million, and the fair value of plan assets was $265 million.
At March 31, 2014, we reclassified the long-term portion of the net pension plan liability to current, as we expect final plan termination to occur by the end of first quarter 2015. We expect to make additional contributions to the plan during the period leading up to final termination and distribution to the extent necessary to fund these obligations. In addition, upon termination of the pension plan, all unamortized prior service cost and net actuarial loss remaining in AOCL will be charged to expense. This amount totaled approximately $98 million as of June 30, 2014.
In coordination with the termination of the pension plan, we also amended our restoration plan to freeze the accrual of benefits effective December 31, 2013. Payments under the restoration plan will continue to be made in ordinary course without acceleration. Restoration plan participants who remain employed by us upon final liquidation and distribution of assets of the pension plan may elect to have the lump sum present value of their restoration plan benefits converted into an account balance under our nonqualified deferred compensation plan.
Available Liquidity    Information regarding cash and debt balances is as follows:

	June 30,	December 31,
	2014	2013
(millions, except percentages)
Cash and Cash Equivalents	$958	$1,117
Amount Available to be Borrowed Under Credit Facility (1)	3,400	4,000
Total Liquidity	$4,358	$5,117
Total Debt (2)	$5,237	$4,843
Total Shareholders' Equity	9,554	9,184
Ratio of Debt-to-Book Capital (3)	35%	35%

(1)	See Credit Facility, below.

(2)	Total debt includes capital lease and other obligations and excludes unamortized debt discount.

(3)
We define our ratio of debt-to-book capital as total debt (which includes long-term debt excluding unamortized discount, the current portion of long-term debt, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Cash and Cash Equivalents   We had approximately $958 million in cash and cash equivalents at June 30, 2014, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $859 million of this cash is attributable to our foreign subsidiaries and a portion would be subject to US income taxes if repatriated.
Credit Facility   Our Credit Facility matures on October 3, 2018. The commitment is $4.0 billion through the maturity date of the Credit Facility. As of June 30, 2014, we had drawn $600 million under the Credit Facility to fund increased development activities. The weighted average interest rate on the borrowings was 1.41%. Borrowings under our Credit Facility subject us to interest rate risk. See Item 1. Financial Statements –Note 6. Debt and Item 3. Quantitative and Qualitative Disclosures.
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
Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs.  As of June 30, 2014, the fair value of our commodity derivative assets was $2 million and the fair value of our commodity derivative liabilities was $288 million (after consideration of netting provisions within our master agreements).  See Item 1. Financial Statements –Note 7. Fair Value Measurements and Disclosures for a description of the methods we use to estimate the fair values of commodity derivative instruments and Credit Risk, below.
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
Based on the June 30, 2014, NYMEX Henry Hub natural gas price curve and current development plans, we forecast we will incur approximately $240 million under the CONSOL Carried Cost Obligation for 2014. The carry will be suspended again if average Henry Hub natural gas prices fall and remain below $4.00 per MMBtu in any future three consecutive month period.
Marcellus Shale Firm Transportation Agreements In February 2014, we signed Precedent Agreements for Firm Transportation to move 150,000 MMBtu per day of our Marcellus Shale natural gas production to Gulf Coast markets. Our financial commitment is approximately $765 million, undiscounted, over a 15-year period, beginning in 2017.
Cash Flows
Cash flow information is as follows:

	Six Months Ended June 30,
	2014	2013
(millions)
Total Cash Provided By (Used in)
Operating Activities	$1,757	$1,244
Investing Activities	(2,215)	(1,835)
Financing Activities	299	(90)
Decrease in Cash and Cash Equivalents	$(159)	$(681)
Operating Activities   Net cash provided by operating activities for the first six months of 2014 increased as compared with 2013. Higher crude oil and natural gas sales prices and an increase in crude oil and natural gas sales volumes were offset by increases in production expenses and general and administrative expense. Working capital changes contributed $105 million of positive operating cash flow in the first six months of 2014 as compared with a negative impact of $168 million in the first six months of 2013.
Investing Activities   Our investing activities include capital spending on a cash basis for oil and gas properties and investments in unconsolidated subsidiaries accounted for by the equity method. These investing activities may be offset by proceeds from property sales or dispositions, including farm-in arrangements, which may result in reimbursement for capital spending that had occurred in prior periods. Capital spending for property, plant and equipment increased by $392 million during the first six months of 2014 as compared with 2013, primarily due to increased major project development activity in our core areas. We also invested $40 million in CONE Gathering LLC (CONE), discussed below, during the first six months of 2014. We received $146 million in proceeds from non-core asset divestitures during the first six months of 2014, as compared with $114 million during the same period in 2013.
Financing Activities   Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first six months of 2014, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($58 million) and net cash proceeds from our Credit Facility ($600 million). We used cash to pay dividends on our common stock ($116 million), to repay Senior Notes that were due April 15, 2014 ($200 million), make principal payments related to capital lease obligations ($28 million) and repurchase shares of our common stock ($15 million).
In comparison, during the first six months of 2013, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($43 million). We also used cash to pay dividends on our common stock ($96 million), make principal payments related to the Aseng FPSO capital lease obligation ($23 million) and repurchase shares of our common stock ($14 million).
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Investing Activities
Acquisition, Capital and Exploration Expenditures   Information for investing activities (on an accrual basis) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition (1)	$74	$97	$129	$134
Exploration	138	197	228	385
Development (2)	989	749	1,736	1,374
Corporate and Other	43	89	90	124
Total	$1,244	$1,132	$2,183	$2,017

Other
Investment in Equity Method Investee (3)	$28	$3	$40	$23
Increase in Capital Lease Obligations	16	31	21	36

(1)
Unproved property acquisition cost for 2014 includes $37 million in the DJ Basin, $75 million in the Marcellus Shale, and $16 million in the deepwater Gulf of Mexico. Unproved property acquisition cost for 2013 includes $73 million in the DJ Basin, $47 million in the Marcellus Shale, and $12 million in the deepwater Gulf of Mexico.

(2)	Development expenditures for 2014 include drilling rig mobilization charges of $55 million, a portion of which will be billed to partners in future periods as the rig is utilized.

(3)	Investment in equity method investees represents funding of our investment in CONE which owns and operates the natural gas gathering infrastructure associated with our Marcellus Shale joint venture.

Total expenditures increased in 2014 as compared with 2013 due to accelerated activity in the DJ Basin and Marcellus Shale.
Financing Activities
Long-Term Debt   Our principal source of liquidity is our Credit Facility that matures October 3, 2018. At June 30, 2014, $600 million was outstanding under the Credit Facility, leaving $3.4 billion available for use. We expect to use the Credit Facility to fund our capital investment program, and may periodically borrow amounts for working capital purposes. See Item 1 Financial Statements – Note 6. Debt.
Our outstanding fixed-rate debt (excluding capital lease and other obligations) totaled approximately $4.3 billion at June 30, 2014. The weighted average interest rate on fixed-rate debt was 6.09%, with maturities ranging from March 2019 to August 2097. On April 15, 2014, we repaid $200 million of matured fixed rate debt.
Dividends   We paid total cash dividends of 32 cents per share of our common stock during the first six months of 2014 and 27 cents per share during the first six months of 2013 (as adjusted for the 2-for-1 stock split during the second quarter of 2013).
On July 22, 2014, the Board of Directors declared a quarterly cash dividend of 18 cents per common share, which will be paid August 18, 2014 to shareholders of record on August 4, 2014. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Exercise of Stock Options   We received cash proceeds from the exercise of stock options of $41 million during the first six months of 2014 and $31 million during the first six months of 2013.
Common Stock Repurchases   We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 250,013 shares with a value of $15 million during the first six months of 2014 and 247,985 shares with a value of $14 million during the first six months of 2013.

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
At June 30, 2014, we had entered into variable to fixed price commodity swaps and three-way collars related to crude oil and natural gas sales. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $286 million. Based on the June 30, 2014 published commodity futures price curves for the underlying commodities, a hypothetical price increase of $1.00 per Bbl for crude oil would increase the fair value of our net commodity derivative liability by approximately $41 million. A hypothetical price increase of $0.10 per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $10 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 5. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our Credit Facility and the amount of interest we earn on our short-term investments.
At June 30, 2014, we had approximately $4.9 billion (excluding capital lease and other obligations) of long-term debt outstanding. Of this amount, $4.3 billion was fixed-rate debt with a weighted average interest rate of 6.09%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.
The remainder of our long-term debt, $600 million at June 30, 2014, was variable-rate debt. Variable-rate debt exposes us to the risk of earnings or cash flow loss due to increases in market interest rates. We estimate that a hypothetical 25 basis point change in the floating interest rates applicable to the June 30, 2014 balance of our variable-rate debt would result in a change in annual interest expense of approximately $2 million.
We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of June 30, 2014, our cash and cash equivalents totaled approximately $958 million, approximately 40% of which was invested in money market funds and short-term investments with major financial institutions. A hypothetical 25 basis point change in the floating interest rates applicable to the amount invested as of June 30, 2014 would result in a change in annual interest income of approximately $1 million.
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
Net transaction gains and losses were de minimis for the second quarter and the first six months of both 2014 and 2013.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2014 - 4/30/2014	1,345	$73.46	—	—
5/1/2014 - 5/31/2014	833	70.95	—	—
6/1/2014 - 6/30/2014	507	76.08	—	—
Total	2,685	$73.17	—	—

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

NOBLE ENERGY, INC.
(Registrant)

Date	July 24, 2014	/s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

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