Form 10-Q
period 2015-03-31
NOBLE ENERGY INC
filed 2015-05-05
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐    No ☒

As of March 31, 2015, there were 387,004,520 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Oil, Gas and NGL Sales	$740	$1,327
Income from Equity Method Investees	18	52
Other	1	—
Total	759	1,379
Costs and Expenses
Production Expense	245	229
Exploration Expense	65	74
Depreciation, Depletion and Amortization	454	425
General and Administrative	94	140
Asset Impairments	27	97
Other Operating Expense, Net	8	10
Total	893	975
Operating Income (Loss)	(134)	404
Other (Income) Expense
(Gain) Loss on Commodity Derivative Instruments	(150)	75
Interest, Net of Amount Capitalized	57	47
Other Non-Operating (Income) Expense, Net	1	5
Total	(92)	127
Income (Loss) Before Income Taxes	(42)	277
Income Tax (Benefit) Provision	(20)	77
Net Income (Loss)	$(22)	$200

Earnings (Loss) Per Share, Basic	$(0.06)	$0.56
Earnings (Loss) Per Share, Diluted	$(0.06)	$0.55

Weighted Average Number of Shares Outstanding
Basic	370	360
Diluted	370	365

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Comprehensive Income
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$(22)	$200
Other Items of Comprehensive Income
Net Change in Mutual Fund Investment	(11)	1
Less Tax Benefit	3	—
Net Change in Pension and Other	1	4
Less Tax Benefit	—	(2)
Other Comprehensive Income (Loss)	(7)	3
Comprehensive Income (Loss)	$(29)	$203

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,709	$1,183
Accounts Receivable, Net	769	857
Commodity Derivative Assets, Current	661	710
Other Current Assets	259	325
Total Current Assets	3,398	3,075
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	26,337	25,599
Property, Plant and Equipment, Other	684	630
Total Property, Plant and Equipment, Gross	27,021	26,229
Accumulated Depreciation, Depletion and Amortization	(8,559)	(8,086)
Total Property, Plant and Equipment, Net	18,462	18,143
Goodwill	617	620
Other Noncurrent Assets	784	715
Total Assets	$23,261	$22,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$1,269	$1,578
Other Current Liabilities	874	944
Total Current Liabilities	2,143	2,522
Long-Term Debt	6,113	6,103
Deferred Income Taxes, Noncurrent	2,491	2,516
Other Noncurrent Liabilities	1,157	1,087
Total Liabilities	11,904	12,228
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	—	—
Common Stock - Par Value $0.01 per share; 500 Million Shares Authorized; 428 Million and 402 Million Shares Issued, respectively	4	4
Additional Paid in Capital	4,761	3,624
Accumulated Other Comprehensive Loss	(97)	(90)
Treasury Stock, at Cost; 38 Million Shares	(683)	(671)
Retained Earnings	7,372	7,458
Total Shareholders’ Equity	11,357	10,325
Total Liabilities and Shareholders’ Equity	$23,261	$22,553

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(22)	$200
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	454	425
Asset Impairments	27	97
Dry Hole Cost	20	2
Deferred Income Taxes	(30)	17
Income from Equity Method Investees, Net of Dividends	(18)	(13)
(Gain) Loss on Commodity Derivative Instruments	(150)	75
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	210	(33)
Stock Based Compensation	21	23
Other Adjustments for Noncash Items Included in Income	11	18
Changes in Operating Assets and Liabilities
Decrease in Accounts Receivable	107	28
Increase (Decrease) in Accounts Payable	(71)	57
Increase in Current Income Taxes Payable	3	47
Decrease in Other Current Assets and Liabilities, Net	(51)	(24)
Other Operating Assets and Liabilities, Net	30	10
Net Cash Provided by Operating Activities	541	929
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,111)	(1,158)
Additions to Equity Method Investments	(44)	(12)
Proceeds from Divestitures	119	92
Net Cash Used in Investing Activities	(1,036)	(1,078)
Cash Flows From Financing Activities
Exercise of Stock Options	4	10
Excess Tax Benefits from Stock-Based Awards	—	6
Dividends Paid, Common Stock	(64)	(50)
Purchase of Treasury Stock	(12)	(15)
Proceeds from Issuance of Shares of Common Stock to Public, Net of Offering Costs	1,112	—
Proceeds from Credit Facility, Net	—	450
Repayment of Capital Lease Obligation	(19)	(15)
Net Cash Provided by Financing Activities	1,021	386
Increase in Cash and Cash Equivalents	526	237
Cash and Cash Equivalents at Beginning of Period	1,183	1,117
Cash and Cash Equivalents at End of Period	$1,709	$1,354

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Shareholders' Equity
December 31, 2014	$4	$3,624	$(90)	$(671)	$7,458	$10,325
Net (Loss)	—	—	—	—	(22)	(22)
Stock-based Compensation	—	21	—	—	—	21
Exercise of Stock Options	—	4	—	—	—	4
Dividends (18 cents per share)	—	—	—	—	(64)	(64)
Changes in Treasury Stock, Net	—	—	—	(12)	—	(12)
Issuance of Shares of Common Stock to Public, Net of Offering Costs	—	1,112	—	—	—	1,112
Net Change in Pension and Other	—	—	(7)	—	—	(7)
March 31, 2015	$4	$4,761	$(97)	$(683)	$7,372	$11,357

December 31, 2013	$4	$3,463	$(117)	$(659)	$6,493	$9,184
Net Income	—	—	—	—	200	200
Stock-based Compensation	—	23	—	—	—	23
Exercise of Stock Options	—	10	—	—	—	10
Tax Benefits Related to Exercise of Stock Options	—	6	—	—	—	6
Dividends (14 cents per share)	—	—	—	—	(50)	(50)
Changes in Treasury Stock, Net	—	—	—	(15)	—	(15)
Net Change in Pension and Other	—	—	3	—	—	3
March 31, 2014	$4	$3,502	$(114)	$(674)	$6,643	$9,361

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

Note 2.  Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Consolidation   Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries.  In addition, we use the equity method of accounting for investments in entities that we do not control but over which we exert significant influence. All significant intercompany balances and transactions have been eliminated upon consolidation.
Equity Offering On March 3, 2015, we closed an underwritten public offering of 21,000,000 shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. In addition, on March 25, 2015, we completed the issuance of an additional 3,150,000 shares of common stock, par value $0.01 per share, in connection with the exercise of the option of the underwriters to purchase additional shares of common stock. The aggregate net proceeds of the offerings were approximately $1.1 billion (after deducting underwriting discounts and commissions and estimated offering expenses). We used approximately $150 million of the net proceeds to repay outstanding indebtedness under our revolving credit facility and the remainder will be used for general corporate purposes, including the funding of our capital investment program.
Increase in Authorized Shares On April 28, 2015, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 500 million to 1 billion.
Update on Core Area – Israel In March 2014, we and our partners reached an agreement with the Israel Antitrust Authority on various matters (Consent Decree). The Consent Decree, which was subject to final approval by the Antitrust Tribunal, granted the rights, to us and our partners, to jointly market natural gas from the Leviathan field. Also, as a result of the Consent Decree, we agreed to divest our Tanin and Karish natural gas discoveries.
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
In the meantime, negotiations are ongoing with the Antitrust Authority and with an inter-ministerial working group, established by the Prime Minister's office for the purpose of agreeing to a comprehensive regulatory framework for investment. We remain prepared to implement the Consent Decree if agreed with the Antitrust Authority but in any case, expect that divestiture of Tanin and Karish will be part of a final regulatory settlement. We therefore continue to hold these assets for sale.
Recently Issued Accounting Standards In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03 (ASU 2015-03): Simplifying the Presentation of Debt Issuance Costs, effective for annual and interim periods beginning after December 15, 2015. ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. It is effective retrospectively for first quarter 2016 and is only expected to impact the presentation of our consolidated balance sheet. As of March 31, 2015 and December 31, 2014, we had $48 million and $50 million of capitalized, unamortized debt issuance costs, respectively.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02): Consolidation - Amendments to the Consolidation Analysis, effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 changes the guidance as to whether an entity is a variable interest entity (VIE) or a voting interest entity and how related parties

Noble Energy, Inc.
Notes to Consolidated Financial Statements

are considered in the VIE model. We are currently evaluating the provisions of ASU 2015-02 and assessing the impact, if any, it may have on our financial position and results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. In April 2015, the FASB proposed to delay the effective date for one year, for annual reporting periods beginning after December 15, 2017. The proposal will be subject to the FASB's due process requirement. We are currently evaluating the provisions of ASU 2014-09 and awaiting implementation guidance to determine the impact, if any, it may have on our financial position and results of operations.
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
Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended March 31,
(millions)	2015	2014
Production Expense
Lease Operating Expense	$157	$142
Production and Ad Valorem Taxes	32	49
Transportation and Gathering Expense	56	38
Total	$245	$229
Other Operating (Income) Expense, Net
Midstream Gathering and Processing Expense	$4	$3
Other, Net	4	7
Total	$8	$10
Other Non-Operating (Income) Expense, Net
Deferred Compensation Expense (1)	$2	$4
Other (Income) Expense, Net	(1)	1
Total	$1	$5

(1)	Amounts represent increases in the fair value of shares of our common stock held in a rabbi trust.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Balance Sheet Information   Other balance sheet information is as follows:

(millions)	March 31, 2015	December 31, 2014
Accounts Receivable, Net
Commodity Sales	$303	$405
Joint Interest Billings	343	297
Other	140	171
Allowance for Doubtful Accounts	(17)	(16)
Total	$769	$857
Other Current Assets
Inventories, Materials and Supplies	$89	$81
Inventories, Crude Oil	28	24
Assets Held for Sale (1)	106	180
Prepaid Expenses and Other Current Assets	36	40
Total	$259	$325
Other Noncurrent Assets
Equity Method Investments	$384	$325
Mutual Fund Investments	112	111
Commodity Derivative Assets	169	180
Other Assets	119	99
Total	$784	$715
Other Current Liabilities
Production and Ad Valorem Taxes	$119	$110
Income Taxes Payable	182	180
Deferred Income Taxes, Current	151	158
Accrued Benefit Costs, Current	109	125
Asset Retirement Obligations	81	81
Interest Payable	83	70
Current Portion of Capital Lease Obligations	65	68
Other	84	152
Total	$874	$944
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$224	$218
Asset Retirement Obligations	706	670
Accrued Benefit Costs	23	24
Other	204	175
Total	$1,157	$1,087
(1) Assets held for sale includes $76 million related to our Tanin and Karish natural gas discoveries, offshore Israel. See Update on Core Area – Israel, above.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 3. Divestitures
Onshore US Properties   During the first three months of 2015, we sold certain onshore US crude oil and natural gas leases. Properties sold generated net proceeds of $119 million, which were applied to the DJ Basin depletable field, with no recognition of gain or loss.
Information regarding assets sold during the first three months of 2014 is as follows:

Three Months Ended March 31,
(millions)	2014
Sales Proceeds	$92
Less
Net Book Value of Assets Sold	(106)
Goodwill Allocated to Assets Sold	(6)
Asset Retirement Obligations Associated with Assets Sold	20
Other Closing Adjustments	(1)
Gain on Divestitures	$(1)
Note 4. Asset Impairments
Pre-tax (non-cash) asset impairment charges were as follows:

	Three Months Ended March 31,
(millions)	2015	2014
Deepwater Gulf of Mexico	3	—
Eastern Mediterranean	24	—
North Sea	—	92
Non-Core US Property	—	5
Total	$27	$97
Impairments for 2015 were related to facility costs at South Raton (Deepwater Gulf of Mexico) and increases in expected field abandonment costs for the Noa and Pinnacles fields (Eastern Mediterranean).
Impairments for 2014 were primarily related to an increase in expected field abandonment costs and a change in the timing of abandonment activities at the MacCulloch North Sea field.
See Note 2. Basis of Presentation, Note 7. Fair Value Measurements and Disclosures and Note 9. Asset Retirement Obligations.

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
While these instruments mitigate the cash flow risk of future decreases in commodity prices, they may also curtail benefits from future increases in commodity prices. See Note 7. Fair Value Measurements and Disclosures for a discussion of methods and assumptions used to estimate the fair values of our derivative instruments.
Unsettled Commodity Derivative Instruments   As of March 31, 2015, we had entered into the following crude oil derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of March 31, 2015
2015	Swaps	NYMEX WTI	27,000	$88.80	$—	$—	$—
2015	Swaps	Dated Brent	8,000	100.31	—	—	—
2015	Two-Way Collars	NYMEX WTI	5,000	—	—	50.00	64.94
2015	Three-Way Collars	NYMEX WTI	20,000	—	70.50	87.55	94.41
2015	Three-Way Collars	Dated Brent	13,000	—	76.92	96.00	108.49
2016	Swaps	NYMEX WTI	6,000	87.95	—	—	—
2016	Swaps	Dated Brent	9,000	97.96	—	—	—
2016	Three-Way Collars	NYMEX WTI	6,000	—	61.00	72.50	86.37
2016	Three-Way Collars	Dated Brent	8,000	—	72.50	86.25	101.79
As of March 31, 2015, we had entered into the following natural gas derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of March 31, 2015
2015	Swaps	NYMEX HH	140,000	$4.30	$—	$—	$—
2015	Three-Way Collars	NYMEX HH	150,000	—	3.58	4.25	5.04
2016	Swaps (1)	NYMEX HH	40,000	3.60	—	—	—
2016	Two-Way Collars	NYMEX HH	30,000	—	—	3.00	3.50
2016	Three-Way Collars	NYMEX HH	60,000	—	2.88	3.50	4.03

(1)
We have entered into natural gas derivative contracts which give counterparties the option to extend for an additional 12-month period. Options covering a notional volume of 30,000 MMBtu/d are exercisable on December 22 and 23, 2016. If the counterparties exercise all such options, the notional volume of our existing natural gas derivative contracts will increase by 30,000 MMBtu/d at an average price of $3.50 per MMBtu for each month during the period January 1, 2017 through December 31, 2017.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Fair Value Amounts and (Gain) Loss on Commodity Derivative Instruments   The fair values of commodity derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
(millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments	Current Assets	$661	Current Assets	$710	Current Liabilities	$—	Current Liabilities	$—
	Noncurrent Assets	169	Noncurrent Assets	180	Noncurrent Liabilities	—	Noncurrent Liabilities	—
Total		$830		$890		$—		$—

The effect of commodity derivative instruments on our consolidated statements of operations was as follows:

	Three Months Ended March 31,
(millions)	2015	2014
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil	$(185)	$27
Natural Gas	(25)	6
Total Cash (Received) Paid in Settlement of Commodity Derivative Instruments	(210)	33
Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments
Crude Oil	55	28
Natural Gas	5	14
Total Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments	60	42
(Gain) Loss on Commodity Derivative Instruments
Crude Oil	(130)	55
Natural Gas	(20)	20
Total (Gain) Loss on Commodity Derivative Instruments	$(150)	$75

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 6. Debt
Debt consists of the following:

	March 31, 2015		December 31, 2014
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Credit Facility, due October 3, 2018	$—	—%	$—	—%
Capital Lease and Other Obligations	419	—%	413	—%
8.25% Senior Notes, due March 1, 2019	1,000	8.25%	1,000	8.25%
4.15% Senior Notes, due December 15, 2021	1,000	4.15%	1,000	4.15%
7.25% Senior Notes, due October 15, 2023	100	7.25%	100	7.25%
3.90% Senior Notes, due November 15, 2024	650	3.90%	650	3.90%
8.00% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
6.00% Senior Notes, due March 1, 2041	850	6.00%	850	6.00%
5.25% Senior Notes, due November 15, 2043	1,000	5.25%	1,000	5.25%
5.05% Senior Notes, due November 15, 2044	850	5.05%	850	5.05%
7.25% Senior Debentures, due August 1, 2097	84	7.25%	84	7.25%
Total	6,203		6,197
Unamortized Discount	(25)		(26)
Total Debt, Net of Discount	6,178		6,171
Less Amounts Due Within One Year
Capital Lease Obligations	(65)		(68)
Long-Term Debt Due After One Year	$6,113		$6,103
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
(millions)
March 31, 2015
Financial Assets
Mutual Fund Investments	$112	$—	$—	$—	$112
Commodity Derivative Instruments	—	832	—	(2)	830
Financial Liabilities
Commodity Derivative Instruments	—	(2)	—	2	—
Portion of Deferred Compensation Liability Measured at Fair Value	(137)	—	—	—	(137)
December 31, 2014
Financial Assets
Mutual Fund Investments	$111	$—	$—	$—	$111
Commodity Derivative Instruments	—	890	—	—	890
Financial Liabilities
Commodity Derivative Instruments	—	—	—	—	—
Portion of Deferred Compensation Liability Measured at Fair Value	(134)	—	—	—	(134)

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
Asset Impairments Information about impaired assets is as follows:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Book Value (1)	Total Pre-tax (Non-cash) Impairment Loss
millions
Three Months Ended March 31, 2015
Impaired Oil and Gas Properties	$—	$—	$—	$27	$27
Three Months Ended March 31, 2014
Impaired Oil and Gas Properties	—	—	6	103	97
(1) Amount represents net book value at the date of assessment.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The fair value of impaired oil and gas properties was determined as of the date of the assessment using a discounted cash flow model based on management’s expectations of future crude oil and natural gas production prior to abandonment date, commodity prices based on NYMEX WTI, NYMEX Henry Hub, and Brent future price curves as of the date of the estimate, estimated operating and abandonment costs, and a risk-adjusted discount rate of 10%. First quarter 2015 impairments were due primarily to increases in asset carrying values associated with increases in estimated abandonment costs. See Note 4. Asset Impairments.
Additional Fair Value Disclosures
Debt   The fair value of public, fixed-rate debt is estimated based on the published market prices for the same or similar issues. As such, we consider the fair value of our public, fixed-rate debt to be a Level 1 measurement on the fair value hierarchy.
As such, we consider the fair values of our Credit Facility to be a Level 2 measurement on the fair value hierarchy. See Note 6. Debt.
Fair value information regarding our debt is as follows:

	March 31, 2015		December 31, 2014
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Debt, Net of Unamortized Discount (1)	$5,759	$6,385	$5,758	$6,179

(1)	Excludes capital lease and other obligations.
Note 8.  Capitalized Exploratory Well Costs
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole cost.
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

(millions)	Three Months Ended March 31, 2015
Capitalized Exploratory Well Costs, Beginning of Period	$1,337
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	59
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves	(6)
Capitalized Exploratory Well Costs Charged to Expense (1)	(17)
Capitalized Exploratory Well Costs, End of Period	$1,373

(1) Relates to onshore US exploration activity.

The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced, and the number of projects that have been capitalized for a period greater than one year:

(millions)	March 31, 2015	December 31, 2014
Exploratory Well Costs Capitalized for a Period of One Year or Less	$272	$247
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	1,101	1,090
Balance at End of Period	$1,373	$1,337
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	13	13

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The following table includes exploratory well costs that have been capitalized for a period greater than one year since the commencement of drilling as of March 31, 2015:

(millions)	Total by Project	Progress
Country/Project:
Onshore US
Northeast Nevada	$26	Analyzing results from our first four exploratory vertical wells and evaluating potential for production tests.
Deepwater Gulf of Mexico
Troubadour	47	Evaluating development scenarios for this 2013 natural gas discovery including subsea tieback to existing infrastructure.
Offshore Equatorial Guinea (Blocks O and I)
Diega/Carmen	221
Evaluating regional development scenarios for this 2008 crude oil discovery. We drilled subsequent appraisal wells. During 2014, we conducted additional seismic activity over Blocks O and I and are engaged in processing the newly-acquired seismic data.

Carla	154
Evaluating regional development scenarios for this 2011 crude oil discovery. We drilled subsequent appraisal wells. During 2014, we conducted additional seismic activity over Blocks O and I and are engaged in processing the newly-acquired seismic data.

Felicita	39
Evaluating regional development plans for this 2008 condensate and natural gas discovery. A natural gas development team is working with the governments of Equatorial Guinea and Cameroon to evaluate natural gas monetization options and finalize a data exchange agreement between the two countries.

Yolanda	20
Evaluating regional development plans for this 2007 condensate and natural gas discovery. A natural gas development team is working with the governments of Equatorial Guinea and Cameroon to evaluate natural gas monetization options and finalize a data exchange agreement between the two countries.

Offshore Cameroon
YoYo	48
Working with the government to assess commercialization of this 2007 condensate and natural gas discovery. A natural gas development team is working with the governments of Equatorial Guinea and Cameroon to evaluate natural gas monetization options and finalize a data exchange agreement between the two countries.

Offshore Israel (1)
Leviathan	185
During 2014, we received the Leviathan Development and Production Leases, submitted a development plan to the government, completed substantial engineering and procurement activities and engaged in natural gas marketing activities.

Leviathan-1 Deep	79
Well did not reach the target interval; developing future drilling plans to test this deep oil concept, which is held by the Leviathan Development and Production Leases. We are working on potential well design and placement.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Dalit	28	Submitted a development plan to the government to develop this 2009 natural gas discovery as a tie-in to existing infrastructure.
Dolphin 1	25	Reviewing regional development scenarios for this 2011 natural gas discovery, including a potential tieback to Leviathan. We have applied to the Israeli government for a commerciality ruling.
Offshore Cyprus
Cyprus	203
Discussing monetization options with the Cyprus government for this 2011 natural gas discovery. In May 2014, our application for renewal of the PSC for two additional years was approved. We plan to submit a plan of development to the government in 2015.

Other
Individual Projects Less than $20 million	26	Continuing to drill and evaluate wells.
Total	$1,101
(1) We are currently working to resolve antitrust and other regulatory matters with the Israeli government to enable Leviathan and other development to move forward. See Note 2. Basis of Presentation – Update on Core Area – Israel.

Note 9.  Asset Retirement Obligations
Asset retirement obligations (ARO) consists primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Three Months Ended March 31,
(millions)	2015	2014
Asset Retirement Obligations, Beginning Balance	$751	$586
Liabilities Incurred	10	1
Liabilities Settled	(8)	(14)
Revision of Estimate	24	72
Accretion Expense (1)	10	10
Asset Retirement Obligations, Ending Balance	$787	$655
(1) Accretion expense is included in DD&A expense in the consolidated statements of operations.
For the three months ended March 31, 2015
Liabilities incurred were due to new wells and facilities and included $4 million for onshore US and $6 million for deepwater Gulf of Mexico. Liabilities settled in 2015 relate primarily to non-core US properties classified as held for sale.
Revisions in estimate for 2015 relate to changes in cost estimates for Eastern Mediterranean.
For the three months ended March 31, 2014
Liabilities settled in 2014 include $24 million for onshore US and deepwater Gulf of Mexico abandonments and $17 million related to properties classified as held for sale, offset by $27 million as a result of reclassifying remaining North Sea assets from held for sale to held and used.
Revision in estimate for 2014 included an increase of $67 million related to the non-operated MacCulloch North Sea field due to an increase in costs and a change in timing. See Note 3. Divestitures.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

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

	Three Months Ended March 31,
(millions, except per share amounts)	2015	2014
Net Income (Loss)	$(22)	$200

Weighted Average Number of Shares Outstanding, Basic (1)	370	360
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust (2)	—	5
Weighted Average Number of Shares Outstanding, Diluted	370	365
Earnings (Loss) Per Share, Basic	$(0.06)	$0.56
Earnings (Loss) Per Share, Diluted	(0.06)	0.55
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	9	6

(1)
The weighted average number of shares outstanding includes the weighted average shares of common stock issued in connection with the underwritten public offering of 24,150,000 shares of common stock of the Company in first quarter 2015.

(2)
For the three months ended March 31, 2015, all outstanding options and non-vested restricted shares have been excluded from the calculation of diluted EPS as the Company incurred a loss for the quarter. Therefore, inclusion of outstanding options and non-vested restricted shares in the calculation of diluted EPS would be anti-dilutive.

Note 11.  Income Taxes
The income tax provision relating to continuing operations consists of the following:

	Three Months Ended March 31,
(millions)	2015	2014
Current	$10	$60
Deferred	(30)	17
Total Income Tax (Benefit) Provision	$(20)	$77
Effective Tax Rate	47.6%	27.6%

Our effective tax rate (ETR) for the three months ended March 31, 2015 increased as compared with the three months ended March 31, 2014 primarily as a result of a tax benefit divided by a pre-tax loss. In the case of a pre-tax loss, our favorable permanent differences, such as income from equity method investees and increased earnings in our foreign jurisdictions with rates that vary from the US statutory rate, have the effect of increasing the tax benefit which, in turn, increases the ETR.
In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2011, Equatorial Guinea – 2009 and Israel – 2010.

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

(millions)	Consolidated	United States	West Africa	Eastern Mediterranean	Other Int'l & Corporate
Three Months Ended March 31, 2015
Revenues from Third Parties	$740	$478	$138	$120	$4
Income from Equity Method Investees	18	11	7	—	—
Gathering, Marketing and Processing	1	1	—	—	—
Total Revenues	759	490	145	120	4
DD&A	454	357	77	15	5
Asset Impairments	27	3	—	24	—
Gain on Commodity Derivative Instruments	(150)	(105)	(45)	—	—
Income (Loss) Before Income Taxes	(42)	(1)	74	51	(166)
Three Months Ended March 31, 2014
Revenues from Third Parties	$1,327	$842	$323	$112	$50
Income from Equity Method Investees	52	—	52	—	—
Total Revenues	1,379	842	375	112	50
DD&A	425	308	76	14	27
Asset Impairments	97	5	—	—	92
Loss on Commodity Derivative Instruments	75	76	(1)	—	—
Income (Loss) from Before Income Taxes	277	183	261	77	(244)
March 31, 2015
Total Assets	$23,261	$16,998	$2,732	$2,840	$691
December 31, 2014
Total Assets	22,553	16,400	2,763	2,806	584

Note 13.  Commitments and Contingencies
CONSOL Carried Cost Obligation In accordance with our Marcellus Shale joint venture arrangement with a subsidiary of CONSOL Energy Inc. (CONSOL), we agreed to fund one-third of CONSOL's 50% working interest share of future drilling and completion costs, capped at $400 million each year (CONSOL Carried Cost Obligation). The remaining obligation totaled approximately $1.6 billion at March 31, 2015.
The CONSOL Carried Cost Obligation is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per MMBtu in any three consecutive month period and remain suspended until average Henry Hub natural gas prices equal or exceed $4.00 per MMBtu for three consecutive months. The CONSOL Carried Cost Obligation is currently suspended due to low natural gas prices. Based on the March 31, 2015 NYMEX Henry Hub natural gas price curve, we expect that the CONSOL Carried Cost Obligation will be suspended for the next 12 months.
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

EXECUTIVE OVERVIEW
We are a worldwide explorer and producer of crude oil, natural gas and natural gas liquids. We aim to achieve sustainable growth in value and cash flow through exploration success and the development of a high-quality, diversified portfolio of assets with investment flexibility between: onshore unconventional developments and offshore organic exploration leading to major development projects; US and international development projects; and production mix among crude oil, natural gas, and NGLs. We currently focus our efforts in five core operating areas: the DJ Basin and Marcellus Shale (onshore US), deepwater Gulf of Mexico, offshore West Africa, and offshore Eastern Mediterranean, where we have strategic competitive advantage and which we believe generate attractive returns. We also seek to enter potential new core areas, and we are currently conducting exploration activities in domestic and international locations such as Northeast Nevada, the Falkland Islands, Cameroon, and Gabon.
Significant Operating Highlights Included:

•	record total sales volumes of 318 MBoe/d, an 11% increase over first quarter 2014;

•	record quarterly US onshore horizontal volumes of 96 MBoe/d;

•	deepwater Gulf of Mexico major projects remain on schedule and on budget;

•	first gas sales and purchase agreement for regional export of Eastern Mediterranean natural gas approved;

•	planning for upcoming exploration opportunities offshore the Falkland Islands and Cameroon; and

•	a decision to exit our position in Nicaragua following detailed future prospect review.
First Quarter 2015 Financial Results Included:

•	net loss of $22 million, as compared with net income of $200 million for first quarter 2014;

•
engagement in cost reduction initiatives, including both operational enhancements and new pricing arrangements with service partners, which we expect will decrease capital and operating costs through the year;

•
net gain on commodity derivative instruments of $150 million (including $60 million non-cash loss) as compared with a net loss on commodity derivative instruments of $75 million (including $42 million non-cash loss) for first quarter 2014;

•	asset impairment charges of $27 million, as compared with $97 million for first quarter 2014;

•	diluted loss per share of $0.06, as compared with diluted earnings per share of $0.55 for first quarter 2014;

•	cash flow provided by operating activities of $541 million, as compared with $929 million for first quarter 2014; and

•	capital expenditures (accrual based) of $919 million, as compared with $951 million for first quarter 2014.
Significant Events Impacting Liquidity Included:

•	net cash proceeds of $1.1 billion received from public offering of shares of common stock.
Quarter-End Key Financial Metrics Included:

•	ending cash balance of $1.7 billion, as compared with $1.2 billion at December 31, 2014;

•	total liquidity of $5.7 billion at March 31, 2015, as compared with $5.2 billion at December 31, 2014; and

•	ratio of debt-to-book capital of 35% at March 31, 2015, as compared with 38% at December 31, 2014.
Commodity Price Changes The upstream oil and gas business is cyclical. During 2014, natural gas prices declined steadily, and, during fourth quarter 2014, a significant decline in crude oil prices occurred. During first quarter 2015, crude oil and average realized natural gas prices continued to decline. As a result, our consolidated average realized crude oil price decreased 54% and our consolidated average realized natural gas price decreased 27% for first quarter 2015 as compared with first quarter 2014.
We are unable to predict the extent to which commodity prices may recover during 2015. Prices are likely to remain volatile and could decline further. In addition, we could be entering a period of sustained, lower worldwide crude oil prices.
We plan for these cyclical downturns in our business and feel we are well positioned to withstand current and future commodity price volatility:

•	we have a high-quality, diversified portfolio of assets which provide investment flexibility;

•	we have positive operating cash flow (revenues less cash operating expenses), prior to capital expenditures, in each of our core areas;

•	we have designed a substantially-reduced capital investment program which will allow us to respond to conditions that occur in 2015;

•	we are well hedged, with approximately 60% of global crude oil and 50% of domestic natural gas production hedged for 2015, with additional quantities hedged into 2016;

•	we have a strong balance sheet with a ratio of debt-to-book capital of 35% at March 31, 2015; and

•	we have robust liquidity with total liquidity of $5.7 billion at March 31, 2015.
See Operating Outlook – 2015 Capital Investment Program below.
Major Development Project Updates
We continue to advance our major development projects, which we expect to deliver incremental production over the next several years. Updates on major development projects are as follows:
Sanctioned Ongoing Development Projects
A "sanctioned" development project is one for which a final investment decision has been made.
DJ Basin (Onshore US)   During the quarter, we drilled 57 horizontal wells and commenced production on 48 wells, including 17 extended reach lateral wells. Third-party compression, natural gas processing and transportation capacity continue to expand.
Marcellus Shale (Onshore US)  During the quarter, we drilled 15 operated wells, and commenced production on three operated wells. Our joint venture partner drilled 25 wells and 29 dry gas wells commenced production.
Gunflint (Deepwater Gulf of Mexico)  Development is on track for the Gunflint (31% operated working interest) crude oil discovery, utilizing a two-well subsea tieback to the Gulfstar 1 spar platform. The drilling rig is currently performing development work at Gunflint.  Topsides equipment fabrication is underway for installation in 2015 through early 2016, and first production is targeted for mid-2016.
Big Bend and Dantzler (Deepwater Gulf of Mexico) A co-development project is underway for the Big Bend (54% operated working interest) and Dantzler (45% operated working interest) crude oil discoveries, located in the Rio Grande area of the deepwater Gulf of Mexico, which will tie back to the Thunder Hawk semi-submersible production facility. All drilling and completion activities are complete, and development work is progressing on schedule. First production for Big Bend is targeted for fourth quarter 2015, and first production for Dantzler is targeted for end of 2015.
Tamar Compression (Onshore Israel) The Tamar compression project is near completion. The compression is targeted to increase deliverability at Tamar to approximately 1.2 Bcf/d, gross, beginning in mid-2015.
Tamar Southwest We continue to work with the Israeli government to obtain regulatory approval of our development plan for the Tamar Southwest discovery, which is intended to utilize current Tamar infrastructure. Continuing delays in securing regulatory approvals have placed the project at risk of delay. We have petitioned the Israeli courts to expedite the needed approvals. Timely development of Tamar Southwest is important to maintain well capacity and reliability for our overall Tamar project.
Unsanctioned Development Projects
Tamar Expansion Project (Offshore Israel) We have engaged in the planning phase for an expansion project which would expand Tamar field deliverability to approximately 2.0 Bcf/d. Timing of project sanction depends on satisfactory resolution of antitrust and other regulatory matters. See Update on Core Area – Israel, below.
Leviathan Project (Offshore Israel)   In 2014, we submitted the Plan of Development to the Ministry of National Infrastructures, Energy and Water Resources. The development plan is expected to serve both domestic demand and export. Timing of project sanction depends on satisfactory resolution of antitrust and other regulatory matters, as well as execution of natural gas sales and purchase agreements (GSPAs), which will be subject to, among other conditions, the receipt of regulatory approvals. Project financing will also be required. We are engaged with the governments of the US, Israel, Jordan and Egypt on this project. See Update on Core Area – Israel, below.
Cyprus Project (Offshore Cyprus) We are currently evaluating development scenarios for Block 12 and plan to submit a plan of development to the Cypriot government in 2015. There is also potential for a farm-out arrangement of our working interest.
See Item 1. Financial Statements – Note 8. Capitalized Exploratory Well Costs for additional information on costs incurred related to these projects.
Exploration Program Update
We have numerous exploration opportunities remaining in our core areas and are also engaged in new venture activity in both US and international locations.
We were in the process of drilling and/or evaluating significant exploratory wells at March 31, 2015 (See Item 1. Financial Statements – Note 8. Capitalized Exploratory Well Costs), and expect to conduct additional exploratory activities.
A portion of our 2015 capital investment program is dedicated to exploration and associated appraisal activities. However, we do not always encounter hydrocarbons through our drilling activities. In addition, we may find hydrocarbons but subsequently reach a decision, through additional analysis or appraisal drilling, that a development project is not economically or operationally viable.
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
Updates on significant exploration activities are as follows:
Northeast Nevada We have drilled four exploratory wells to date. Further testing is required to assess commercial viability, and we are preparing to conduct production testing of the third well during second quarter 2015. Currently, no exploratory drilling is planned for the remainder of 2015.
Deepwater Gulf of Mexico We currently have an inventory of identified prospects, which are a combination of both high impact subsalt prospects and smaller, high value tie-back opportunities. These prospects are subject to an ongoing technical maturation process and may or may not emerge as drillable options. We are actively assessing exploration and appraisal drilling activity necessary to test the resource potential of our Katmai discovery from third quarter 2014 (Green Canyon Block 40, 50% operated working interest). We anticipate drilling a Katmai appraisal well in 2016.
Offshore West Africa We are currently processing the results of recently-acquired 3D seismic data across Blocks O and I which will aid in advancing other regional exploration and development opportunities, including Diega/Carmen and Carla.
During first quarter, the Government of Cameroon approved a farmout of a portion of our working interest in the Tilapia PSC to Woodside Energy, Ltd. We remain the operator (46.67% working interest) and plan to drill the Cheetah exploration prospect in the second half of 2015. We are also reprocessing 3D seismic data over our YoYo mining concession.
Offshore Eastern Mediterranean See Update on Core Area – Israel, below.
Offshore Falkland Islands We anticipate drilling operations to begin at the Humpback prospect (35% operated working interest), located in the South Falkland Basin, in May 2015. In addition, we recently acquired a 75% interest and operatorship of the PL001 License in the North Falkland Basin. The PL001 License covers an area of nearly 285,000 gross acres. We have identified the Rhea prospect as the initial target on the PL001 License and expect to commence drilling in third quarter 2015.
Argentine officials have recently filed charges against Noble and other oil and gas companies operating offshore the Falkland Islands. We believe the charges have no merit. Our concessions are offshore the Falkland Islands and our concession contracts are with the Falkland Islands Government.

Non-Core Divestiture Program
We have continued our non-core asset divestiture program with the sale of certain smaller onshore US property packages during the first three months of 2015. Divestitures of non-core properties allow us to allocate capital and human resources to high-value and high-growth areas. See Item 1. Financial Statements – Note 3. Divestitures and Operating Outlook - Potential for Future Asset Impairment, Dry Hole or Lease Abandonment Expense, below.
Colorado Air Matter
In August 2013, we received an information request from the EPA under Section 114 of the Clean Air Act regarding several tank batteries used in our DJ Basin operations. The information request relates to our compliance with certain regulatory requirements at those locations, including air emissions of volatile organic compounds in a marginal ozone non-attainment area. We responded to the EPA’s information requests between November 2013 and April 2014 and, in April 2015, reached a settlement with the EPA and the State of Colorado regarding potential noncompliance with the Clean Air Act, Colorado's State Implementation Plan, Colorado's Air Pollution Prevention and Control Act and its implementation regulations. See Part II. Other Information – Item 1. Legal Proceedings.
Update on Core Area – Israel
Noble Energy and its partners have been committed to providing natural gas to Israeli citizens for over a decade. We have delivered approximately 1.3 Tcf, gross, of natural gas to Israeli customers, including the government-owned Israel Electric Corporation (IEC), the largest supplier of electricity in the country.
Since obtaining our first exploration license in 1998, Noble Energy has been the first, and only, oil and natural gas company to successfully explore for significant amounts of hydrocarbons in Israel. We are also the first company to construct, operate and produce from a major development project offshore Israel. We have invested significant amounts of capital in exploration and development activities since 1998. Throughout this time, we have focused on partnering with our customers and the Israeli government to provide a reliable fuel source at reasonable prices to support affordable energy for the country’s citizens.
Since our initial discovery at Mari-B in 2000, we and our partners have continued to reinvest for long-term growth, leasing additional acreage and conducting exploration activities offshore Israel, in pursuit of additional resources to meet increasing demand from Israeli consumers and global markets. Our exploration efforts resulted in numerous natural gas discoveries over the past several years. The Tamar and Leviathan discoveries, in particular, are large scale, high quality reservoirs, of global significance, providing substantial additional resources for the government and citizens of Israel. We developed the Tamar field, with a discovery to production cycle time of approximately four years, which is exceptionally fast by historical industry standards for an offshore natural gas project of this magnitude and complexity.
The quantity of discovered resources at Tamar and Leviathan have positioned Israel to meet domestic needs for years to come and eventually become a significant natural gas exporter. Multiple regional markets are emerging and Israel’s domestic demand is predicted to continue to grow over the next decade. Eastern Mediterranean export projects would be well positioned to supply growing regional and global natural gas demand, which would provide benefits beyond satisfying domestic consumption of natural gas. In fact, we have been working with potential customers to supply natural gas through a regional pipeline system and/or LNG facilities. Government export royalties and tax revenues related to regional export sales would provide material financial benefit for Israel’s citizens.
In addition to our natural gas discoveries, the Levant Basin also has potential for large scale crude oil discoveries, which may exist at greater depths. We have conducted preliminary exploration activities and have been planning to complete our test of two deeper intervals.
We have been working with the Israeli government on plans to develop the Leviathan field and expand the currently-producing Tamar field. However, the regulatory environment in Israel has become increasingly challenging and uncertain. Laws, regulations and guidelines have been modified, sometimes with retroactive impacts, resulting in an unpredictable investment climate. Timing of approval for development plans has been delayed, and consequently our ability to make significant, long-term investment decisions has been stymied.
Since 2011, following the discovery of Leviathan, we have been engaged with the Israeli government, including the Antitrust Commissioner, to reach agreement on various antitrust matters resulting from our significant resource ownership status. During 2014, we and our partners reached an agreement with the Israeli government on the antitrust matters (Consent Decree), which included an agreement to divest two of our natural gas discoveries, Tanin and Karish.
Acting in good faith upon the Consent Decree, we engaged in discussions with potential purchasers of the Tanin and Karish discoveries. We believed that the Consent Decree matter had been resolved and had received assurances from the Antitrust Authority that approval was forthcoming.

However, on December 23, 2014, the Israeli Antitrust Commissioner (Commissioner) reversed a decision to submit the agreed Consent Decree to the Israeli Antitrust Tribunal for approval. Subsequently, we requested an oral hearing with the Antitrust Authority. The hearing took place on January 27, 2015, and we are awaiting final disposition.
Because stable fiscal and regulatory regimes are imperative to support ongoing investment and sanction of major development projects, we determined that the resolution of the following items, and greater certainty with respect to Israeli fiscal and regulatory matters, would be required prior to sanction of a Leviathan development project, the Tamar expansion or other future development projects:

•	Approval of final gas sale and purchase agreements with off-takers, to support financing arrangements;

•	Clear, economically viable tax rulings, including export tax rulings;

•	Export approval with reasonable export allocations;

•	Approvals of Plans of Development;

•	Acceptable resolution of Leviathan and other pending matters with the Israeli Antitrust Authority;

•	Timely permitting;

•	Prompt decisions regarding pipeline onshore landing sites;

•	Other relevant regulatory terms critical to offshore crude oil and natural gas exploration and production;

•	Stable fiscal and contract terms that allow for financial returns that are appropriate to support long-term investment by a global exploration and production company; and

•	Stability clauses and protection from changes in laws and regulations.
In response to this situation, in late 2014, the Prime Minister's office established an inter-ministerial working group, led by the head of the National Economic Council, for the purpose of addressing outstanding regulatory matters and developing a comprehensive regulatory framework to support further investment in natural gas development. We have been engaged with the Israeli government inter-ministerial working group in an attempt to resolve these matters.
During March 2015, general elections were held, and a new coalition government is under formation. Under this new governing coalition, leadership changes in certain of the government ministries could occur, which could impact the timing of decisions regarding natural gas development.
Although our development plans have been delayed as a result of recent government actions, described above, we believe that, given the quality of the natural gas resources and significant associated economic benefit to the citizens of Israel, which could total in the billions of dollars over the life of the fields, it is in the best interest of the Israeli government to ultimately support development, and, we continue to expect that our discoveries will be developed, upon satisfactory resolution of the above matters. Therefore, we believe the risk of loss of our investment is remote as the value of these assets could be realized through ultimate development and/or sale to third parties. In addition, we would pursue any and all remedies for any damages incurred.
As of March 31, 2015, our $2.1 billion investment in Israel includes: approximately $1.3 billion related to the currently-producing Tamar field; approximately $400 million related to the Leviathan natural gas discovery and suspended deep oil test; approximately $300 million related to the Tamar expansion project and previous discoveries which are awaiting sanction of development plans; and $76 million related to the Karish and Tanin discoveries, which are included in assets held for sale. We expect further capital expenditure to be minimized, pending resolution of regulatory matters.
Update on Regulations
DOI Hydraulic Fracturing Rules
Although hydraulic fracturing is regulated primarily at the state level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations, and some have proposed rules.
On March 26, 2015, the US Interior Department's Bureau of Land Management (BLM) published a final rule regulating hydraulic fracturing on public and Indian lands. The new rules include requirements related to well-bore integrity, wastewater disposal and public disclosure of chemicals. Key components of the rule, which will take effect on June 24, 2015, include:
• provisions for ensuring the protection of groundwater supplies by requiring a validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes;
• increased transparency by requiring companies to publicly disclose chemicals used in hydraulic fracturing to the Bureau of Land Management through the website FracFocus, within 30 days of completing fracturing operations;
• higher standards for interim storage of recovered waste fluids from hydraulic fracturing to mitigate risks to air, water and wildlife; and
• measures to lower the risk of cross-well contamination with chemicals and fluids used in the fracturing operation, by requiring companies to submit more detailed information on the geology, depth, and location of preexisting wells to afford the BLM an opportunity to better evaluate and manage unique site characteristics.

We are currently reviewing the final rules to determine the impacts, including additional costs and reporting burdens and increased cycle time for permit approval, they may have on our operations on federal land, including our federal units in Nevada.
Nevada Regulations
In September 2014, Nevada state regulators finalized regulations for the use of hydraulic fracturing in crude oil and natural gas development. The regulatory program includes requirements for groundwater baseline sampling and monitoring, water resource and wastewater disposal requirements, chemical disclosure requirements and mandates for extra casing for unconventional wells. We actively participated in its development and do not believe it will have a material impact on our activities.
DOI Proposed Offshore Drilling Regulations
On April 13, 2015, the DOI announced proposed regulations which include more stringent design requirements and operational procedures for critical well control equipment used in offshore oil and gas operations.
The proposed rule, which will be open for public comment, addresses the range of systems and equipment related to well control operations. The measures are designed to improve equipment reliability, building upon enhanced industry standards for blowout preventers and blowout prevention technologies. The rule also includes reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. We will continue to monitor the development of these new regulations to determine the impacts, including additional costs and reporting burdens, they may have on our deepwater Gulf of Mexico operations.
Endangered Species Act
The US Fish and Wildlife Service (the Agency), under the Endangered Species Act (ESA), has regulatory authority over our exploration for, and production and sale of, crude oil, natural gas and NGLs and activities that may result in the take of any endangered or threatened species or its habitat. The Agency recently listed the northern long-eared bat as threatened under the ESA, which could have an impact on the timing of certain of our operations in the Marcellus Shale.
Colorado Task Force
In 2014, by executive order, Colorado Governor Hickenlooper created the Task Force on State and Local Regulation of Oil and Gas Operations (Task Force) for the purpose of recommending policies and legislation.
The 21-member Task Force, which included a Noble Energy representative, concluded its activities on February 27, 2015.  The Task Force sent nine recommendations to the governor.  The recommendations seek to balance land use issues among communities and oil and gas operators and allow reasonable access to private mineral rights.  Three recommendations are presently being considered by the legislature and the governor is reviewing the remaining recommendations, but has not yet indicated how he plans to proceed.
In addition to the above, we will continue to monitor proposed and new regulations and legislation in all operating jurisdictions to assess the potential impact on our company. Concurrently, we are engaged in extensive public education and outreach efforts with the goal of engaging and educating the general public and communities about the energy, economic and environmental benefits of safe and responsible crude oil and natural gas development.
Sales Volumes
On a BOE basis, total sales volumes were 11% higher for first quarter 2015 as compared with first quarter 2014, and our mix of sales volumes was 43% global liquids, 25% international natural gas, and 32% US natural gas. See Results of Operations – Revenues, below.
Recently Issued Accounting Standards
See Item 1. Financial Statements – Note 2. Basis of Presentation.
OPERATING OUTLOOK
2015 Production   Our expected crude oil, natural gas and NGL production for 2015 may be impacted by several factors including:

•	overall level and timing of capital expenditures which, as discussed below and dependent upon our drilling success, will impact near-term production volumes;

•	the level of horizontal drilling activity in the DJ Basin and the Marcellus Shale;

•	decline in our DJ Basin legacy vertical well production and capacity constraints of midstream facilities serving those wells;

•	timing of start up of DCP Midstream's Lucerne 2 cryogenic plant and occurrence of other events which impact capacity constraints of midstream facilities serving our DJ Basin horizontal wells;

•	timing of start-up of the Big Bend project (deepwater Gulf of Mexico);

•	Israeli demand for electricity, which affects demand for natural gas as fuel for power generation and industrial market growth, and which is impacted by unseasonable weather;

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
The 2015 investment program allocates approximately $1.8 billion to onshore US development split between DJ Basin and Marcellus Shale drilling programs and continued infrastructure investments. We and our Marcellus Shale joint venture partner continue to work together to determine the optimal investment plan for 2015 and 2016.
Approximately $600 million will be invested in the continued development of our sanctioned Gulf of Mexico projects, and additional amounts have been allocated to the Alba and Tamar compression projects.
The 2015 capital investment program is anticipated to exceed operating cash flows during the first half of 2015 and may be funded from cash flows from operations, cash on hand, proceeds from divestments of non-core assets, borrowings under our Credit Facility and/or other financings. We are targeting a cash neutral position, whereby the capital investment program is at, or below, operating cash flows, by the second half of 2015. See Liquidity and Capital Resources – Financing Activities.
Potential for Future Asset Impairment, Dry Hole or Lease Abandonment Expense
Exploration Activities We have an active exploratory drilling program. In the event we conclude that an exploratory well did not encounter hydrocarbons or that a discovery is not economically or operationally viable, the associated capitalized exploratory well costs would be charged to expense. For example, during first quarter 2015, we recorded dry hole expense of $20 million. See also Item 1. Financial Statements - Note 8. Capitalized Exploratory Well Costs.
Additionally, we may not conduct exploration activities prior to lease expirations. For example, in the deepwater Gulf of Mexico, while we continue to mature our prospect portfolio, regulations have become more stringent due to the Deepwater Horizon incident in 2010. In some instances, specifically engineered blowout preventers, rigs, and completion equipment may be required for high pressure environments. Regulatory requirements or lack of readily available equipment could prevent us from engaging in future exploration activities during our current lease terms. We currently have capitalized undeveloped leasehold cost of approximately $308 million related to deepwater Gulf of Mexico prospects that have not yet been drilled. These leases will expire over the years 2015 - 2024.
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
In addition, certain assets offshore Israel were classified as held for sale at March 31, 2015. No impairments are indicated at this time. However, failure to achieve acceptable sale terms or delays in closing sales of these properties could result in impairment and/or loss on sale.

RESULTS OF OPERATIONS
Revenues
Revenues were as follows:

			Increase/(Decrease) from Prior Year
(millions)	2015	2014
Three Months Ended March 31,
Oil, Gas and NGL Sales	$740	$1,327	(44)%
Income from Equity Method Investees	18	52	(65)%
Other	1	—	N/M
Total	$759	$1,379	(45)%
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
Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate (MBbl/d)	Natural Gas (MMcf/d)	NGLs (MBbl/d)	Total (MBoe/d) (1)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Three Months Ended March 31, 2015
United States	73	619	25	201	$44.39	$2.72	$14.65
Equatorial Guinea (2)	30	231	—	68	49.65	0.27	—
Israel	—	242	—	40	—	5.45	—
Other International (3)	1	—	—	1	52.89	—	—
Total Consolidated Operations	104	1,092	25	310	45.96	2.81	14.65
Equity Investees (4)	2	—	6	8	48.63	—	30.17
Total	106	1,092	31	318	$46.01	$2.81	$17.64
Three Months Ended March 31, 2014
United States	64	483	18	163	$97.02	$4.81	$44.50
Equatorial Guinea (2)	34	242	—	74	105.73	0.27	—
Israel	—	218	—	37	—	5.60	—
Other International (3)	5	—	—	5	104.28	—	—
Total Consolidated Operations	103	943	18	279	100.23	3.83	44.50
Equity Investees (4)	2	—	5	7	104.71	—	74.51
Total	105	943	23	286	$100.30	$3.83	$51.54

(1)
Natural gas is converted on the basis of six Mcf of gas per one barrel of crude oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a barrel of crude oil equivalent for both natural gas and NGL are significantly less than the price for a barrel of crude oil.

(2)
Natural gas from the Alba field in Equatorial Guinea is under contract for $0.25 per MMBtu to a methanol plant, an LPG plant, an LNG plant and a power generation plant. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method of accounting.

(3)	Other International includes primarily China (through June 30, 2014). North Sea sales volumes for 2014 and 2015 were de minimis.

(4)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea. See Income from Equity Method Investees, below.
An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
(millions)	Crude Oil & Condensate	Natural Gas	NGLs	Total
Three Months Ended March 31, 2014	$928	$325	$74	$1,327
Changes due to
Increase in Sales Volumes	11	51	24	86
Decrease in Sales Prices	(508)	(100)	(65)	(673)
Three Months Ended March 31, 2015	$431	$276	$33	$740
Crude Oil and Condensate Sales – Revenues from crude oil and condensate sales decreased by $497 million or 54% during first quarter of 2015 as compared with 2014 due to the following:

•
a 54% decrease in total consolidated average realized prices primarily due to the NYMEX WTI crude oil price decline between June and December 2014, with a similar Brent crude oil price decline, with sales prices continuing to be weak in first quarter 2015;

•	natural field decline in the deepwater Gulf of Mexico;

•	lower sales volumes due to the sale of our China assets at the end of second quarter 2014; and

•	a volume reduction in West Africa due to natural field decline at Aseng;
partially offset by:

•	higher sales volumes for crude oil and condensate in the DJ Basin and Marcellus Shale.
Natural Gas Sales – Revenues from natural gas sales decreased by $49 million or 15% during first quarter 2015 as compared with 2014 due to the following:

•	a 43% decrease in US natural gas prices;
partially offset by:

•	higher sales volumes in the DJ Basin and Marcellus Shale primarily attributable to our horizontal drilling program; and

•	higher sales volumes in the Eastern Mediterranean from the Tamar field.
NGL Sales – The majority of our US NGL production is currently from the DJ Basin. Additional NGL production from the Marcellus Shale added 4 MBbl/d during first quarter 2015 as compared with 2014, primarily due to increased production from the wet gas acreage. NGL sales in the DJ Basin increased by 2 MBbl/d during first quarter 2015 as compared with 2014. Additionally, consolidated average sales prices decreased 67% for the first three months of 2015 compared to the first three months of 2014.
Income from Equity Method Investees  We have interests in equity method investees that operate midstream assets onshore US and West Africa. Equity method investments are included in other noncurrent assets in our consolidated balance sheets, and our share of earnings is reported as income from equity method investees in our consolidated statements of operations. Within our consolidated statements of cash flows, activity is reflected within cash flows provided by operating activities and cash flows provided by (used in) investing activities.
We recorded income of $11 million related to our investments in CONE Gathering LLC and CONE Midstream Partners LP in first quarter 2015. Our West Africa geographical segment had an 86% decrease in equity method investee income, as compared to first quarter 2014. This decrease is due to expenses related to the 45-day AMPCO methanol plant turnaround. Production at AMPCO was shut down during first quarter 2015, which resulted in a quarterly loss.

Operating Costs and Expenses
Operating costs and expenses were as follows:

			Increase (Decrease) from Prior Year
(millions)	2015	2014
Three Months Ended March 31,
Production Expense	$245	$229	7%
Exploration Expense	65	74	(12)%
Depreciation, Depletion and Amortization	454	425	7%
General and Administrative	94	140	(33)%
Asset Impairments	27	97	(72)%
Other Operating (Income) Expense, Net	8	10	(20)%
Total	$893	$975	(8)%
Changes in operating costs and expenses are discussed below.
Production Expense   Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)	Total	United States	Equatorial Guinea	Israel	Other Int'l, Corporate (2)
Three Months Ended March 31, 2015
Lease Operating Expense (3)	$5.61	$157	$103	$34	$12	$8
Production and Ad Valorem Taxes	1.16	32	32	—	—	—
Transportation and Gathering Expense	2.00	56	56	—	—	—
Total Production Expense	$8.77	$245	$191	$34	$12	$8
Total Production Expense per BOE		$8.77	$10.55	$5.55	$3.27	N/M
Three Months Ended March 31, 2014
Lease Operating Expense (3)	$5.66	$142	$85	$31	$12	$14
Production and Ad Valorem Taxes	1.96	49	40	—	—	9
Transportation and Gathering Expense	1.52	38	37	—	—	1
Total Production Expense	$9.14	$229	$162	$31	$12	$24
Total Production Expense per BOE		$9.14	$11.04	$4.67	$3.65	N/M
N/M Amount is not meaningful.

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	Other International includes primarily China (through June 30, 2014) and corporate expenditures.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.

For first quarter 2015, total production expense increased as compared with 2014 due to the following:

•	an increase of $15 million in lease operating expense due to increased production in the DJ Basin and Marcellus Shale; and

•	an increase in transportation and gathering expenses due to an increase in onshore US production.
partially offset by:

•	decreased lease operating expense due to the sale of our China assets at the end of the second quarter 2014; and

•	decreased production and ad valorem taxes due to decreased revenues resulting from lower realized prices in the US as well as the sale of our China assets at the end of the second quarter 2014.

Exploration Expense   Components of exploration expense were as follows:

(millions)	Total	United States	West Africa (1)	Eastern Mediter- ranean (2)	Other Int'l, Corporate (3)
Three Months Ended March 31, 2015
Dry Hole Cost	$20	$17	$—	$—	$3
Seismic	2	2	—	—	—
Staff Expense	30	3	(3)	7	23
Other	13	13	—	—	—
Total Exploration Expense	$65	$35	$(3)	$7	$26
Three Months Ended March 31, 2014
Dry Hole Cost	$2	$3	$—	$—	$(1)
Seismic	23	7	—	1	15
Staff Expense	35	8	2	3	22
Other	14	14	—	—	—
Total Exploration Expense	$74	$32	$2	$4	$36

(1)	West Africa includes Equatorial Guinea, Cameroon, Sierra Leone, and Gabon.

(2)	Eastern Mediterranean includes Israel and Cyprus.

(3)	Other International includes the Falkland Islands and other new ventures.
Exploration expense for first quarter 2015 included:

•	$13 million of dry hole cost related primarily to onshore US exploratory wells; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Exploration expense for first quarter 2014 included the following:

•	$12 million of seismic expense in the Falkland Islands; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Three Months Ended March 31,
	2015	2014
DD&A Expense (millions) (1)	$454	$425
Unit Rate per BOE (2)	$16.24	$16.95

(1)	For DD&A expense by geographical area, see Item 1. Financial Statements – Note 12. Segment Information.

(2)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
Total DD&A expense for first quarter 2015 increased as compared with 2014 due to the following:

•	increase in the DJ Basin and the Marcellus Shale due to higher sales volumes;
partially offset by:

•	decrease due to the sale of our China assets during 2014.
The decrease in the unit rate per BOE for the first quarter 2015 as compared with 2014 was due primarily to the change in mix of production. Higher-cost production volumes in the deepwater Gulf of Mexico and DJ Basin were offset by an increase in lower cost volumes produced at Tamar, offshore Israel.
Our year-end 2014 proved reserves estimates, upon which we based our first quarter 2015 DD&A calculation, were based on the previous 12-month average commodity prices. Therefore, the significant decline in crude oil prices at the end of 2014 and the continued price weakness into 2015, are not yet fully reflected in our proved reserves estimates. We expect to update our proved reserves estimates as of June 30, 2015. A decline in proved reserves estimates, caused by decreases in the 12-month average commodity prices as of June 30, 2015, could result in an increase in DD&A expense during second quarter 2015.

General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended March 31,
	2015	2014
G&A Expense (millions)	$94	$140
Unit Rate per BOE (1)	$3.36	$5.57

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for first quarter 2015 decreased as compared with 2014 primarily due to the following:

•	a $33 million decrease in short term incentive compensation and related payroll burden;

•	an $8 million decrease in contractor and consulting services; and

•	reductions in travel and other discretionary expenses.
Asset Impairment Expense Asset impairment expense was as follows:

	Three Months Ended March 31,
(millions)	2015	2014
Asset Impairments	$27	$97
See Item 1. Financial Statements – Note 2. Basis of Presentation, Note 4. Asset Impairments and Note 7. Fair Value Measurements and Disclosures.
Other (Income) Expense
Other (income) expense was as follows:

	Three Months Ended March 31,
(millions)	2015	2014
(Gain) Loss on Commodity Derivative Instruments	$(150)	$75
Interest, Net of Amount Capitalized	57	47
Other Non-Operating (Income) Expense, Net	1	5
Total	$(92)	$127
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
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended March 31,
	2015	2014
(millions, except unit rate)
Interest Expense, Gross	$93	$81
Capitalized Interest	(36)	(34)
Interest Expense, Net	$57	$47
Unit Rate per BOE (1)	$2.05	$1.89
(1) Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
The increase in interest expense, gross, for first quarter 2015 as compared with 2014 is due to the issuance of new senior debt in November 2014. During first quarter 2015, we drew down and repaid amounts under our Credit Facility. There have been no other significant changes in our debt.

Income Tax Provision
See Item 1. Financial Statements – Note 11. Income Taxes for a discussion of the change in our effective tax rate for first quarter 2015 as compared with 2014.

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
We occasionally access the capital markets to ensure adequate liquidity exists in the form of unutilized capacity under our Credit Facility or to refinance scheduled debt maturities. On March 3, 2015, we closed an underwritten public offering of 21,000,000 shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. In addition, on March 25, 2015, we completed the issuance of an additional 3,150,000 shares of common stock, par value $0.01 per share, in connection with the exercise of the option of the underwriters to purchase additional shares of common stock. The aggregate net proceeds of the offerings were approximately $1.1 billion (after deducting underwriting discounts and commissions and estimated offering expenses). We used approximately $150 million of the net proceeds to repay outstanding indebtedness under our revolving credit facility and the remainder will be used for general corporate purposes, including the funding of our capital investment program.
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
Cash on hand at March 31, 2015 totaled $1.7 billion, which includes both domestic and foreign cash, and there were no amounts outstanding under our Credit Facility. See Item 1. Financial Statements – Note 6. Debt and Credit Facility, below.
Expanded development in the DJ Basin and Marcellus Shale, investment in major deepwater development projects, and planned exploration and appraisal drilling activities, as well as the fourth quarter 2014 decline in crude oil prices, resulted in capital expenditures exceeding cash flows from operating activities for first quarter 2015. The extent to which capital investment will exceed operating cash flows depends on the pace of future DJ Basin and Marcellus Shale development activities, timing of future development project sanction, the results of exploration activities, and new business opportunities, as well as external factors such as commodity prices, among others. In particular, the sustained crude oil price decline has a significant negative impact on our cash flows. However, our financial capacity, coupled with our diversified portfolio, provides us with flexibility in our investment decisions including execution of our major development projects and exploration activity.
To support our investment program, we expect that higher production resulting from our core onshore US development programs combined with new production from the Big Bend and Dantzler development projects and additional production from the Tamar compression project, will result in an increase in cash flows which will be available to meet a portion of future capital commitments in 2016 and subsequent years. See Results of Operations above.
We are currently evaluating potential development and/or financing scenarios for our significant natural gas discoveries offshore Eastern Mediterranean. The magnitude of these discoveries presents technical and financial challenges for us due to the large-scale development requirements. Each of these development options, including the development of Leviathan Phase 1, would require a multi-billion dollar investment and require a number of years to complete. We are currently working to resolve antitrust and other regulatory matters with the Israeli government to enable Leviathan and other development to move forward. See Executive Overview – Update on Core Area – Israel, above.

Pension Plan Termination We are in the process of terminating our defined benefit pension plan. The Internal Revenue Service has approved the termination, and we expect to liquidate the associated pension obligation through lump-sum payments to participants or the purchase of annuities on their behalf.
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
In addition, upon termination of the pension plan, all unamortized prior service cost and net actuarial loss remaining in accumulated other comprehensive loss will be charged to expense. This amount totaled approximately $82 million as of March 31, 2015.
Available Liquidity    Information regarding cash and debt balances is as follows:

	March 31,	December 31,
	2015	2014
(millions, except percentages)
Cash and Cash Equivalents	$1,709	$1,183
Amount Available to be Borrowed Under Credit Facility (1)	4,000	4,000
Total Liquidity	$5,709	$5,183
Total Debt (2)	$6,203	$6,197
Total Shareholders' Equity	11,357	10,325
Ratio of Debt-to-Book Capital (3)	35%	38%

(1)	See Credit Facility, below.

(2)	Total debt includes capital lease and other obligations and excludes unamortized debt discount.

(3)
We define our ratio of debt-to-book capital as total debt (which includes long-term debt excluding unamortized discount, the current portion of long-term debt, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Cash and Cash Equivalents   We had approximately $1.7 billion in cash and cash equivalents at March 31, 2015, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $791 million of this cash is attributable to our foreign subsidiaries and a portion would be subject to US income taxes if repatriated.
Credit Facility   Our Credit Facility matures on October 3, 2018. The commitment is $4.0 billion through the maturity date of the Credit Facility. As of March 31, 2015, no amounts were outstanding under the Credit Facility. Borrowings under our Credit Facility subject us to interest rate risk. See Item 1. Financial Statements –Note 6. Debt and Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Derivative Instruments   We use various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of product price fluctuations and ensure cash flow for future capital needs. Such instruments may include variable to fixed price commodity swaps, two-way collars, three-way collars and/or extendable swaps.
Current period settlements on commodity derivative instruments impact our liquidity, since we are either paying cash to, or receiving cash from, our counterparties.
A significant portion of the hedged volumes are attributable to three-way collars. When commodities trade below the strike price of the sold put option contract of the three-way collar, the cash settlements received by us are limited. However, we still receive the cash market price plus the delta between the purchased put option floor price of the two-way collar contract and the sold put option strike price.
We net settle by counterparty based on netting provisions within the master agreements. None of our counterparty agreements contain margin requirements.
Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs.  As of March 31, 2015, the fair value of our commodity derivative assets was $830 million and we had no derivative liabilities (after consideration of netting provisions within our master agreements).  See Item 1. Financial Statements –Note 7. Fair Value Measurements and Disclosures for a description of the methods we use to estimate the fair values of commodity derivative instruments and Credit Risk, below.
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
Contractual Obligations
CONSOL Carried Cost Obligation See Item 1. Financial Statements - Note 13. Commitments and Contingencies.
Exploration Commitments The terms of some of our PSCs, licenses or concession agreements require us to conduct certain exploration activities, including drilling one or more exploratory wells or acquiring seismic data, within specific time periods. At March 31, 2015, we have the following commitments: remaining three-well obligation in Nevada; one-well obligation offshore Cameroon; one-well obligation offshore Cyprus; two-well obligation offshore Falkland Islands; and 3D seismic obligation offshore Gabon. These obligations extend over a period ranging from one to four years. Failure to conduct exploration activities within the prescribed periods could lead to loss of leases or exploration rights.
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
Cash Flows
Cash flow information is as follows:

	Three Months Ended March 31,
	2015	2014
(millions)
Total Cash Provided By (Used in)
Operating Activities	$541	$929
Investing Activities	(1,036)	(1,078)
Financing Activities	1,021	386
Increase in Cash and Cash Equivalents	$526	$237
Operating Activities   Net cash provided by operating activities for the first three months of 2015 decreased significantly as compared with 2014. Significant decreases in the average realized sales prices of crude oil and domestic natural gas were partially offset by increases in sales volumes, decreases in production expenses, and a decrease in general and administrative expense. Working capital changes contributed $18 million of positive operating cash flow in the first three months of 2015 as compared with a positive impact of $126 million in the first three months of 2014.
Investing Activities   Our investing activities include capital spending on a cash basis for oil and gas properties and investments in unconsolidated subsidiaries accounted for by the equity method. These investing activities may be offset by proceeds from property sales or dispositions, including farm-in arrangements, which may result in reimbursement for capital spending that had occurred in prior periods. Capital spending for property, plant and equipment decreased by $47 million during the first three months of 2015 as compared with 2014, primarily due to a reduced capital spending program. Investing activities included $44 million in CONE Gathering LLC during the first three months of 2015 as compared with $12 million in the first three months of 2014. We received $119 million in proceeds from asset divestitures during the first three months of 2015, as compared with $92 million during the same period in 2014.
Financing Activities   Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first three months of 2015, funds were provided by cash proceeds from the issuance of shares of Company common stock to the public ($1.1 billion) and the exercise of stock options ($4 million). We used cash to pay dividends on our common stock ($64 million), make principal payments related to capital lease obligations ($19 million) and repurchase shares of our common stock ($12 million).
In comparison, during the first three months of 2014, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($16 million) and net cash proceeds from our Credit Facility ($450 million). We also used cash to pay dividends on our common stock ($50 million), make principal payments related to capital lease obligations ($15 million) and repurchase shares of our common stock ($15 million).
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Investing Activities
Acquisition, Capital and Exploration Expenditures   Information for investing activities (on an accrual basis) is as follows:

	Three Months Ended March 31,
	2015	2014
(millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition (1)	$26	$55
Exploration	69	90
Development	699	703
Midstream	58	44
Corporate and Other	23	47
Total	$875	$939

Other
Investment in Equity Method Investee (2)	$44	$12
Increase in Capital Lease Obligations	20	5

(1)
Unproved property acquisition cost for 2015 includes $11 million in the DJ Basin and $15 million in the Marcellus Shale. Unproved property acquisition cost for 2014 includes $20 million in the DJ Basin and $35 million in the Marcellus Shale.

(2)	Investment in equity method investee represents contributions to CONE Gathering LLC which owns and operates the natural gas gathering infrastructure associated with our Marcellus Shale joint venture.

Total expenditures decreased first quarter 2015 as compared with 2014 due to our reduced capital spending program. See Operating Outlook – 2015 Capital Investment Program, above.
Financing Activities
Long-Term Debt   Our principal source of liquidity is our Credit Facility that matures October 3, 2018. At March 31, 2015, there were no borrowings outstanding under the Credit Facility, leaving $4.0 billion available for use. We expect to use the Credit Facility to fund our capital investment program, and may periodically borrow amounts for working capital purposes. See Item 1 Financial Statements – Note 6. Debt.
Our outstanding fixed-rate debt (excluding capital lease and other obligations) totaled approximately $5.8 billion at March 31, 2015. The weighted average interest rate on fixed-rate debt was 5.69%, with maturities ranging from March 2019 to August 2097.
Dividends   We paid total cash dividends of 18 cents per share of our common stock during the first three months of 2015 and 14 cents per share during the first three months of 2014.
On April 27, 2015, the Board of Directors declared a quarterly cash dividend of 18 cents per common share, which will be paid on May 26, 2015 to shareholders of record on May 11, 2015. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Exercise of Stock Options   We received cash proceeds from the exercise of stock options of $4 million during the first three months of 2015 and $10 million during the first three months of 2014.
Common Stock Repurchases   We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 249,122 shares with a value of $12 million during the first three months of 2015 and 247,674 shares with a value of $15 million during the first three months of 2014.

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
At March 31, 2015, we had entered into various commodity derivative instruments related to crude oil and natural gas sales. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net asset position with a fair value of $830 million. Based on the March 31, 2015 published commodity futures price curves for the underlying commodities, a hypothetical price increase of $10.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $194 million. A hypothetical price increase of $0.50 per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $42 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 5. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our Credit Facility and the amount of interest we earn on our short-term investments.
At March 31, 2015, we had approximately $5.8 billion (excluding capital lease and other obligations) of long-term debt outstanding. Of this amount, $5.8 billion was fixed-rate debt with a weighted average interest rate of 5.69%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.
There was no variable-rate debt outstanding at March 31, 2015. Variable-rate debt exposes us to the risk of earnings or cash flow loss due to increases in market interest rates. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of March 31, 2015, our cash and cash equivalents totaled approximately $1.7 billion, approximately 72% of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to our variable-rate debt or our short term investments would have a de minimis impact. We currently have no interest rate derivative instruments outstanding. However, we may enter into interest rate derivative instruments in the future if we determine that it is necessary to invest in such instruments in order to mitigate our interest rate risk.
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
Net transaction gains and losses were de minimis for first quarter of each of 2015 and 2014.
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
Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Annual Report on Form 10-K for the year ended December 31, 2014 is available on our website at www.nobleenergyinc.com.

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

Part II. Other Information
Item 1.    Legal Proceedings
Colorado Air Matter  In April 2015, we entered into a joint consent decree (Consent Decree) with the US Environmental Protection Agency, US Department of Justice, and State of Colorado to improve emission control systems at a number of our condensate storage tanks that are part of our upstream oil and natural gas operations within the Non-Attainment Area of the DJ Basin.  The Consent Decree is subject to a 30 day public comment period before it may be considered for entry by the Court.
The Consent Decree, which alleges violations of the Colorado Air Pollution Prevention and Control Act and Colorado’s federal approved State Implementation Plan, specifically Colorado Air Quality Control Commission Regulation Number 7, will require the performance of certain injunctive relief activities, completion of mitigation projects and supplemental environmental projects (SEP), and payment of a civil penalty.  The value of the settlement consists of $4.95 million in civil penalties, $4.5 million in mitigation projects, and $4 million in SEPs.  The value associated with the injunctive relief is not yet quantifiable as it will be determined in accordance with the outcome of evaluations on the adequate design, operation, and maintenance of certain aspects of tank systems to handle potential peak instantaneous vapor flow rates between now and mid-2017.
Compliance with the Consent Decree could result in the temporary shut in or permanent plugging and abandonment of certain wells and associated tank batteries.  The Consent Decree sets forth a detailed compliance schedule with deadlines for achievement of milestones through early 2019.  The Consent Decree further contains requirements for ongoing inspection and monitoring, in addition to existing Colorado regulatory requirements.  Inspection and monitoring findings may influence decisions to temporarily shut in or permanently plug and abandon wells and associated tank batteries.
We have concluded that the penalties, injunctive relief, and mitigation expenditures that resulted from this settlement did not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2015 - 1/31/2015	48,403	$47.74	—	—
2/1/2015 - 2/28/2015	199,705	47.74	—	—
3/1/2015 - 3/31/2015	1,014	46.94	—	—
Total	249,122	$47.74	—	—

(1)
Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under stock-based compensation plans, which vested primarily on January 31 and February 1, 2015.

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

NOBLE ENERGY, INC.
(Registrant)

Date	May 5, 2015	/s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of the Registrant (as amended through April 29, 2015), filed herewith.

3.2
By-Laws of Noble Energy, Inc. (as amended through April 23, 2013), filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.1	Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (as amended through April 28, 2015), filed herewith.

10.2	2015 Stock Plan for Non-Employee Directors of Noble Energy, Inc., filed herewith.

12.1	Calculation of ratio of earnings to fixed charges, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document