Form 10-Q
period 2015-06-30
NOBLE ENERGY INC
filed 2015-08-03
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐    No ☒

As of June 30, 2015, there were 387,045,609 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Oil, Gas and NGL Sales	$722	$1,338	$1,462	$2,665
Income from Equity Method Investees	6	45	24	97
Other	2	—	4	—
Total	730	1,383	1,490	2,762
Costs and Expenses
Production Expense	213	244	459	474
Exploration Expense	41	59	106	133
Depreciation, Depletion and Amortization	451	413	905	837
General and Administrative	104	127	198	266
Asset Impairments	15	34	43	131
Other Operating (Income) Expense, Net	67	(23)	73	(12)
Total	891	854	1,784	1,829
Operating Income (Loss)	(161)	529	(294)	933
Other (Income) Expense
(Gain) Loss on Commodity Derivative Instruments	87	236	(63)	311
Interest, Net of Amount Capitalized	54	52	112	99
Other Non-Operating (Income) Expense, Net	(9)	8	(9)	13
Total	132	296	40	423
Income (Loss) Before Income Taxes	(293)	233	(334)	510
Income Tax (Benefit) Provision	(184)	41	(203)	118
Net Income (Loss)	$(109)	$192	$(131)	$392

Earnings (Loss) Per Share, Basic	$(0.28)	$0.53	$(0.35)	$1.09
Earnings (Loss) Per Share, Diluted	$(0.28)	$0.52	$(0.35)	$1.07

Weighted Average Number of Shares Outstanding
Basic	387	361	378	361
Diluted	387	366	378	365

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Comprehensive Income
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$(109)	$192	$(131)	$392
Other Items of Comprehensive Income
Net Change in Mutual Fund Investment	—	—	(11)	—
Less Tax Benefit	—	—	3	—
Net Change in Pension and Other	24	5	25	10
Less Tax Benefit	(10)	(1)	(10)	(4)
Other Comprehensive Income	14	4	7	6
Comprehensive Income (Loss)	$(95)	$196	$(124)	$398

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,278	$1,183
Accounts Receivable, Net	554	857
Commodity Derivative Assets, Current	456	710
Other Current Assets	244	325
Total Current Assets	2,532	3,075
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	27,138	25,599
Property, Plant and Equipment, Other	681	630
Total Property, Plant and Equipment, Gross	27,819	26,229
Accumulated Depreciation, Depletion and Amortization	(8,996)	(8,086)
Total Property, Plant and Equipment, Net	18,823	18,143
Goodwill	616	620
Other Noncurrent Assets	714	715
Total Assets	$22,685	$22,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$1,222	$1,578
Other Current Liabilities	834	944
Total Current Liabilities	2,056	2,522
Long-Term Debt	6,112	6,103
Deferred Income Taxes, Noncurrent	2,278	2,516
Other Noncurrent Liabilities	1,030	1,087
Total Liabilities	11,476	12,228
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	—	—
Common Stock - Par Value $0.01 per share; 1 Billion and 500 Million Shares Authorized, respectively; 428 Million and 402 Million Shares Issued, respectively	4	4
Additional Paid in Capital	4,778	3,624
Accumulated Other Comprehensive Loss	(83)	(90)
Treasury Stock, at Cost; 38 Million Shares	(683)	(671)
Retained Earnings	7,193	7,458
Total Shareholders’ Equity	11,209	10,325
Total Liabilities and Shareholders’ Equity	$22,685	$22,553

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(131)	$392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	905	837
Asset Impairments	43	131
Dry Hole Cost	19	2
Deferred Income Tax (Benefit) Expense	(312)	24
Income (Loss) from Equity Method Investees, Net of Dividends	4	(3)
(Gain) Loss on Commodity Derivative Instruments	(63)	311
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	397	(83)
Gain on Divestitures	(1)	(42)
Stock Based Compensation	38	45
Non-cash Pension Expense	21	—
Other Adjustments for Noncash Items Included in Income	12	38
Changes in Operating Assets and Liabilities
Decrease in Accounts Receivable	304	55
(Decrease) Increase in Accounts Payable	(167)	126
(Decrease) in Current Income Taxes Payable	(63)	(86)
Other Current Assets and Liabilities, Net	(45)	25
Other Operating Assets and Liabilities, Net	5	(15)
Net Cash Provided by Operating Activities	966	1,757
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,898)	(2,321)
Additions to Equity Method Investments	(65)	(40)
Proceeds from Divestitures	151	146
Net Cash Used in Investing Activities	(1,812)	(2,215)
Cash Flows From Financing Activities
Exercise of Stock Options	4	41
Excess Tax Benefits from Stock-Based Awards	—	17
Dividends Paid, Common Stock	(134)	(116)
Purchase of Treasury Stock	(12)	(15)
Proceeds from Issuance of Shares of Common Stock to Public, Net of Offering Costs	1,112	—
Proceeds from Credit Facility, Net	—	600
Repayment of Senior Notes	—	(200)
Repayment of Capital Lease Obligation	(29)	(28)
Net Cash Provided by Financing Activities	941	299
Increase (Decrease) in Cash and Cash Equivalents	95	(159)
Cash and Cash Equivalents at Beginning of Period	1,183	1,117
Cash and Cash Equivalents at End of Period	$1,278	$958

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Shareholders' Equity
December 31, 2014	$4	$3,624	$(90)	$(671)	$7,458	$10,325
Net Loss	—	—	—	—	(131)	(131)
Stock-based Compensation	—	38	—	—	—	38
Exercise of Stock Options	—	4	—	—	—	4
Dividends (36 cents per share)	—	—	—	—	(134)	(134)
Changes in Treasury Stock, Net	—	—	—	(12)	—	(12)
Issuance of Shares of Common Stock to Public, Net of Offering Costs	—	1,112	—	—	—	1,112
Net Change in Pension and Other	—	—	7	—	—	7
June 30, 2015	$4	$4,778	$(83)	$(683)	$7,193	$11,209

December 31, 2013	$4	$3,463	$(117)	$(659)	$6,493	$9,184
Net Income	—	—	—	—	392	392
Stock-based Compensation	—	45	—	—	—	45
Exercise of Stock Options	—	41	—	—	—	41
Tax Benefits Related to Exercise of Stock Options	—	17	—	—	—	17
Dividends (32 cents per share)	—	—	—	—	(116)	(116)
Changes in Treasury Stock, Net	—	—	—	(15)	—	(15)
Net Change in Pension and Other	—	—	6	—	—	6
June 30, 2014	$4	$3,566	$(111)	$(674)	$6,769	$9,554

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 1.  Organization and Nature of Operations
Noble Energy, Inc. (Noble Energy, we or us) is a leading independent energy company engaged in worldwide crude oil and natural gas exploration and production. Our core operating areas are onshore US, primarily in the DJ Basin and Marcellus Shale, in the deepwater Gulf of Mexico, offshore Eastern Mediterranean, and offshore West Africa. We have recently acquired assets in the Eagle Ford Shale and Permian Basin. See Note 3. Rosetta Merger.

Note 2.  Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Pension Plan We are in the process of terminating our noncontributory, tax-qualified defined benefit pension plan. During second quarter 2015, we liquidated a portion of the associated pension obligation through lump-sum payments to participants. We expect to liquidate the remaining pension obligation through the purchase of annuities during third quarter 2015. At that time, we will reclassify all unamortized prior service cost (PSC) and actuarial loss remaining in accumulated other comprehensive loss (AOCL), totaling approximately $61 million, to earnings.
Equity Offering On March 3, 2015, we closed an underwritten public offering of 21,000,000 shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. In addition, on March 25, 2015, we completed the issuance of an additional 3,150,000 shares of common stock, par value $0.01 per share, in connection with the exercise of the option of the underwriters to purchase additional shares of common stock. The aggregate net proceeds of the offerings were approximately $1.1 billion (after deducting underwriting discounts and commissions and offering expenses). We used approximately $150 million of the net proceeds to repay outstanding indebtedness under our revolving credit facility and the remainder will be used for general corporate purposes, including the funding of our capital investment program.
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
However, on December 23, 2014, we and our partners in the Leviathan field were advised by the Israel Antitrust Commissioner of his decision to not submit the Consent Decree to the Antitrust Tribunal for final approval. This is a matter that we believed was resolved and we had received assurances from the Antitrust Authority that approval was forthcoming. An oral hearing with the Antitrust Authority took place on January 27, 2015.
During second quarter 2015, we continued to work to resolve regulatory matters with the Israeli government. In June 2015, the Israeli government approved a framework (Framework) to support development of offshore natural gas reserves including natural gas exports. Recently, the government conducted public hearings on the Framework and we understand the government is currently progressing toward final approval. Legal challenges may be brought against the Framework in the Israeli courts. Therefore, there can be no assurance as to when or if the Framework will be finalized or as to the terms thereof if finalized. If necessary, we are prepared to defend our legal rights to our Israel assets to the fullest extent in both domestic and international venues.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

We remain prepared to implement the Consent Decree if agreed with the Antitrust Authority but in any case, expect that divestiture of Tanin and Karish will be part of a final regulatory settlement. We therefore continue to hold these assets for sale.
Recently Issued Accounting Standards In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-11 (ASU 2015-11): Simplifying the Measurement of Inventory, effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We are currently evaluating the provisions of ASU 2015-11 and assessing the impact, if any, it may have on our financial position and results of operations.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03): Simplifying the Presentation of Debt Issuance Costs, effective for annual and interim periods beginning after December 15, 2015. ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. It is effective retrospectively for all prior periods presented in the financial statements beginning in the first quarter 2016 and is only expected to impact the presentation of our consolidated balance sheet. As of June 30, 2015 and December 31, 2014, we had $47 million and $50 million of capitalized, unamortized debt issuance costs, respectively, included in other long-term assets in our consolidated balance sheet.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02): Consolidation - Amendments to the Consolidation Analysis, effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 changes the guidance as to whether an entity is a variable interest entity (VIE) or a voting interest entity and how related parties are considered in the VIE model. We are currently evaluating the provisions of ASU 2015-02 and assessing the impact, if any, it may have on our financial position and results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. Initially, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application was not permitted. On July 9, 2015, the FASB agreed to give companies an extra year to comply with the new standard. The standard will be effective for fiscal years that begin after December 15, 2017, for public companies. We are currently evaluating the provisions of ASU 2014-09 and awaiting implementation guidance to determine the impact, if any, it may have on our financial position and results of operations.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Production Expense
Lease Operating Expense	$129	$150	$286	$292
Production and Ad Valorem Taxes	28	53	61	102
Transportation and Gathering Expense	56	41	112	80
Total	$213	$244	$459	$474
Other Operating (Income) Expense, Net
Midstream Gathering and Processing Expense	$6	$4	$10	$7
Corporate Restructuring Expense (1)	18	—	18	—
Stacked Drilling Rig Expense (2)	7	—	7	—
Pension Plan Termination Expense(3)	21	—	21	—
Gain on Divestitures	(1)	(44)	—	(42)
Other, Net	16	17	17	23
Total	$67	$(23)	$73	$(12)
Other Non-Operating (Income) Expense, Net
Deferred Compensation (Income) Expense (4)	$(7)	$8	(5)	$12
Other (Income) Expense, Net	(2)	—	(4)	1
Total	$(9)	$8	$(9)	$13

(1)	Amount represents severance costs and expenses associated with the relocation of our accounting department from Ardmore, Oklahoma to Houston, Texas.

(2)	Amount represents the day rate cost associated with drilling rigs under contract, but not currently being utilized in our US onshore drilling programs.

(3)	Amount includes the reclassification of a portion of the remaining actuarial loss from AOCL, related to our defined benefit pension plan which is in the process of being terminated.

(4)	Amounts represent increases (decreases) in the fair value of shares of our common stock held in a rabbi trust.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Balance Sheet Information   Other balance sheet information is as follows:

(millions)	June 30, 2015	December 31, 2014
Accounts Receivable, Net
Commodity Sales	$296	$405
Joint Interest Billings	175	297
Other	102	171
Allowance for Doubtful Accounts	(19)	(16)
Total	$554	$857
Other Current Assets
Inventories, Materials and Supplies	$79	$81
Inventories, Crude Oil	20	24
Assets Held for Sale (1)	77	180
Prepaid Expenses and Other Current Assets	68	40
Total	$244	$325
Other Noncurrent Assets
Investments in Unconsolidated Subsidiaries	$400	$325
Mutual Fund Investments	112	111
Commodity Derivative Assets	100	180
Other Assets	102	99
Total	$714	$715
Other Current Liabilities
Production and Ad Valorem Taxes	$151	$110
Income Taxes Payable	117	180
Deferred Income Taxes, Current	91	158
Accrued Benefit Costs, Current	111	125
Asset Retirement Obligations	135	81
Interest Payable	69	70
Current Portion of Capital Lease Obligations	61	68
Other	99	152
Total	$834	$944
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$218	$218
Asset Retirement Obligations	717	670
Accrued Benefit Costs	19	24
Other	76	175
Total	$1,030	$1,087
(1) Assets held for sale include our Tanin and Karish natural gas discoveries, offshore Israel. See Update on Core Area – Israel, above.

Note 3. Rosetta Merger
On July 20, 2015, stockholders of Rosetta Resources Inc. (Rosetta) approved the merger of Rosetta into a subsidiary of Noble Energy (Rosetta Merger). This transaction adds two premier onshore US shale plays to our portfolio: the Eagle Ford Shale and Permian Basin. Rosetta's liquids-rich asset base includes approximately 50,000 net acres in the Eagle Ford Shale and 54,000 net acres in the Permian (45,000 acres in the Delaware Basin and 9,000 acres in the Midland Basin).
The merger was effected through the issuance of approximately 41 million shares of Noble common stock in exchange for all outstanding shares of Rosetta using a ratio of 0.542 of a share of Noble common stock for each share of Rosetta common stock. The closing price of our stock on the New York Stock Exchange was $36.97 on July 20, 2015.
In addition to proved and unproved properties, we acquired commodity derivative assets and assumed Rosetta's outstanding debt. The results of Rosetta’s operations will be included in our consolidated statements of operations beginning July 21, 2015.
The transaction will be accounted for as a business combination, using the acquisition method. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final reserve reports and operating information for the properties acquired, valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax bases of Rosetta's assets and liabilities, and final appraisals of assets acquired and liabilities assumed. We expect

Noble Energy, Inc.
Notes to Consolidated Financial Statements

to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the allocation, including any goodwill, will be revised if necessary.
Rosetta Commodity Derivative Instruments
In connection with the Rosetta Merger, our subsidiary, NBL Texas, LLC, assumed the rights and obligations of Rosetta's commodity derivative instruments. NBL Texas, LLC currently holds the following commodity derivative instruments:
Crude Oil Derivative Instruments

				Swaps	Collars
Settlement Period	Type of Contract	Index (1)	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of July 20, 2015
2015	Two-Way Collars	–	8,000	$—	$—	$55.00	$84.80
2015	Swaps	–	12,000	89.81	—	—	—
2016	Swaps	–	6,000	90.28	—	—	—
(1) Includes a combination of NYMEX WTI and Argus LLS indices.
Natural Gas Derivative Instruments

				Swaps	Collars
Settlement Period	Type of Contract	Index (1)	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of July 20, 2015
2015	Swaps	–	50,000	$4.13	$—	$—	$—
2015	Two-Way Collars	–	50,000	—	—	3.60	5.04
2016	Swaps	–	30,000	4.04	—	—	—
2016	Two-Way Collars	–	30,000	—	—	3.50	5.60
(1) Includes a combination of HSC (Houston Ship Channel) and TENNZ0 (Tennessee Zone 0) indices.
NGL Derivative Instruments

				Swaps	Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of July 20, 2015
2015	Swaps	NGL-Ethane	2,476	$11.18	$—	$—	$—
2015	Swaps	NGL-Propane	1,750	43.35	—	—	—
2015	Swaps	NGL-Isobutane	617	53.05	—	—	—
2015	Swaps	NGL-Normal Butane	579	52.53	—	—	—
2015	Swaps	NGL-Pentanes Plus	579	77.72	—	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Rosetta Debt
In connection with the Rosetta Merger, we assumed the following outstanding debt:

	July 20, 2015
(millions, except percentages)	Debt	Interest Rate
Credit Facility, due April 12, 2018	$70	—%
5.625% Senior Notes, due May 1, 2021	700	5.625%
5.875% Senior Notes, due June 1, 2022	600	5.875%
5.875% Senior Notes, due June 1, 2024	500	5.875%
Total	$1,870

On July 21, 2015, we repaid the $70 million of outstanding borrowings under the Rosetta revolving credit facility.

All outstanding senior notes assumed pay interest semi-annually. On June 29, 2015, we filed a prospectus offering to exchange any and all outstanding Rosetta senior notes for Noble senior notes with the same terms. The offer to exchange expired on July 27, 2015. Approximately 99.4% of the outstanding Rosetta senior notes were tendered for exchange. Approximately $11 million aggregate principal amount of the Rosetta senior notes remained outstanding across the three series. Due to the small outstanding principal amount remaining, we called the remaining outstanding Rosetta Notes for redemption in accordance with the terms of the respective indentures governing the Rosetta notes.

Note 4. Divestitures
Onshore US Properties   During the first six months of 2015, we sold certain onshore US crude oil and natural gas properties, generating net proceeds of $151 million. Proceeds were primarily applied to the DJ Basin depletable field, with no recognition of gain or loss, other than a de minimis gain in second quarter 2015.
During the first six months of 2014, we sold certain non-core onshore US crude oil and natural gas properties. Gains from asset sales during the second quarter of 2014 were de minimis. The information regarding the assets sold is as follows:

Six Months Ended June 30,
(millions)	2014
Sales Proceeds	$110
Less
Net Book Value of Assets Sold	(118)
Goodwill Allocated to Assets Sold	(6)
Asset Retirement Obligations Associated with Assets Sold	20
Gain on Divestitures	$6
China Sale On June 30, 2014, we closed the sale of our China assets. We determined the sale of our China assets did not meet the criteria for discontinued operations presentation. The information regarding the China assets sold is as follows:

Six Months Ended June 30,
(millions)	2014
Sales Proceeds (1)	$186
Less
Net Book Value of Assets Sold	(149)
Other Closing Adjustments	(2)
Gain on Divestiture	$35
(1) Includes $150 million cash received on July 2, 2014, which was recorded as accounts receivable at June 30, 2014.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 5. Asset Impairments
Pre-tax (non-cash) asset impairment charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Deepwater Gulf of Mexico	$8	$18	$11	$23
Eastern Mediterranean	7	14	32	14
North Sea	—	2	—	94
Total	$15	$34	$43	$131
Impairments for 2015 were primarily related to revisions in expected field abandonment or other costs at South Raton (Deepwater Gulf of Mexico) and the Noa and Pinnacles fields (Eastern Mediterranean).
Impairments for 2014 were primarily related to an increase in expected field abandonment costs and a change in the timing of abandonment activities at the North Sea MacCulloch field.
See Note 2. Basis of Presentation, Note 8. Fair Value Measurements and Disclosures and Note 10. Asset Retirement Obligations.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

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
Unsettled Commodity Derivative Instruments   As of June 30, 2015, we had entered into the following crude oil derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2015
2015	Swaps	NYMEX WTI	27,000	$88.80	$—	$—	$—
2015	Swaps	Dated Brent	8,000	100.31	—	—	—
2015	Two-Way Collars	NYMEX WTI	5,000	—	—	50.00	64.94
2015	Three-Way Collars	NYMEX WTI	20,000	—	70.50	87.55	94.41
2015	Three-Way Collars	Dated Brent	13,000	—	76.92	96.00	108.49
2016	Swaps	NYMEX WTI	9,000	80.30	—	—	—
2016	Swaps	Dated Brent	9,000	97.96	—	—	—
2016	Two -Way Collars	NYMEX WTI	1,000	—	—	60.00	70.00
2016	Three-Way Collars	NYMEX WTI	6,000	—	61.00	72.50	86.37
2016	Three-Way Collars	Dated Brent	8,000	—	72.50	86.25	101.79
As of June 30, 2015, we had entered into the following natural gas derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Instruments Entered Into as of June 30, 2015
2015	Swaps	NYMEX HH	140,000	$4.30	$—	$—	$—
2015	Three-Way Collars	NYMEX HH	150,000	—	3.58	4.25	5.04
2016	Swaps (1)	NYMEX HH	40,000	3.60	—	—	—
2016	Two-Way Collars	NYMEX HH	30,000	—	—	3.00	3.50
2016	Three-Way Collars	NYMEX HH	90,000	—	2.83	3.42	3.90

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Fair Value Amounts and (Gain) Loss on Commodity Derivative Instruments   The fair values of commodity derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
(millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments	Current Assets	$456	Current Assets	$710	Current Liabilities	$—	Current Liabilities	$—
	Noncurrent Assets	100	Noncurrent Assets	180	Noncurrent Liabilities	—	Noncurrent Liabilities	—
Total		$556		$890		$—		$—

The effect of commodity derivative instruments on our consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil	$(157)	$46	$(342)	$73
Natural Gas	(30)	3	(55)	10
Total Cash (Received) Paid in Settlement of Commodity Derivative Instruments	(187)	49	(397)	83
Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments
Crude Oil	242	192	297	219
Natural Gas	32	(5)	37	9
Total Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments	274	187	334	228
(Gain) Loss on Commodity Derivative Instruments
Crude Oil	85	238	(45)	292
Natural Gas	2	(2)	(18)	19
Total (Gain) Loss on Commodity Derivative Instruments	$87	$236	$(63)	$311

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 7. Debt
Debt consists of the following:

	June 30, 2015		December 31, 2014
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Credit Facility, due October 3, 2018	$—	—%	$—	—%
Capital Lease Obligations	414	—%	413	—%
8.25% Senior Notes, due March 1, 2019	1,000	8.25%	1,000	8.25%
4.15% Senior Notes, due December 15, 2021	1,000	4.15%	1,000	4.15%
7.25% Senior Notes, due October 15, 2023	100	7.25%	100	7.25%
3.90% Senior Notes, due November 15, 2024	650	3.90%	650	3.90%
8.00% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
6.00% Senior Notes, due March 1, 2041	850	6.00%	850	6.00%
5.25% Senior Notes, due November 15, 2043	1,000	5.25%	1,000	5.25%
5.05% Senior Notes, due November 15, 2044	850	5.05%	850	5.05%
7.25% Senior Debentures, due August 1, 2097	84	7.25%	84	7.25%
Total	6,198		6,197
Unamortized Discount	(25)		(26)
Total Debt, Net of Discount	6,173		6,171
Less Amounts Due Within One Year
Capital Lease Obligations	(61)		(68)
Long-Term Debt Due After One Year	$6,112		$6,103
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
Commodity Derivative Instruments   Our commodity derivative instruments may include variable to fixed price commodity swaps, two-way collars, and/or three-way collars. We estimate the fair values of these instruments based on published forward commodity price curves as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published credit default swap rates. In addition, for collars, we estimate the option values of the put options sold and the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms. See Note 6. Derivative Instruments and Hedging Activities.
Deferred Compensation Liability   The value is dependent upon the fair values of mutual fund investments and shares of our common stock held in a rabbi trust. See Mutual Fund Investments above.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
(millions)
June 30, 2015
Financial Assets
Mutual Fund Investments	$112	$—	$—	$—	$112
Commodity Derivative Instruments	—	559	—	(3)	556
Financial Liabilities
Commodity Derivative Instruments	—	(3)	—	3	—
Portion of Deferred Compensation Liability Measured at Fair Value	(130)	—	—	—	(130)
December 31, 2014
Financial Assets
Mutual Fund Investments	$111	$—	$—	$—	$111
Commodity Derivative Instruments	—	890		—	890
Financial Liabilities
Commodity Derivative Instruments	—	—	—	—	—
Portion of Deferred Compensation Liability Measured at Fair Value	(134)	—	—	—	(134)

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
Asset Impairments Information about impaired assets is as follows:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Book Value (1)	Total Pre-tax (Non-cash) Impairment Loss
millions
Three Months Ended June 30, 2015
Impaired Oil and Gas Properties	$—	$—	$—	$15	$15
Three Months Ended June 30, 2014
Impaired Oil and Gas Properties	—	—	8	42	34
Six Months Ended June 30, 2015
Impaired Oil and Gas Properties	$—	$—	$—	$43	$43
Six Months Ended June 30, 2014
Impaired Oil and Gas Properties	—	—	14	145	131
(1) Amount represents net book value at the date of assessment.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The fair value of impaired oil and gas properties was determined as of the date of the assessment using a discounted cash flow model based on management’s expectations of future crude oil and natural gas production prior to abandonment date, commodity prices based on NYMEX WTI, NYMEX Henry Hub, and Brent future price curves as of the date of the estimate, estimated operating and abandonment costs, and a risk-adjusted discount rate of 10%. Impairments for the first six months of 2015 were due primarily to increases in asset carrying values associated with increases in estimated field abandonment costs. See Note 5. Asset Impairments.
Additional Fair Value Disclosures
Debt   The fair value of public, fixed-rate debt is estimated based on the published market prices for the same or similar issues. As such, we consider the fair value of our public, fixed-rate debt to be a Level 1 measurement on the fair value hierarchy.
Fair value information regarding our debt is as follows:

	June 30, 2015		December 31, 2014
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Debt, Net of Unamortized Discount (1)	$5,759	$6,103	$5,758	$6,179

(1)	Excludes capital lease obligations.
Note 9.  Capitalized Exploratory Well Costs
We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole cost.
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

(millions)	Six Months Ended June 30, 2015
Capitalized Exploratory Well Costs, Beginning of Period	$1,337
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	134
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves	(12)
Capitalized Exploratory Well Costs Charged to Expense (1)	(17)
Capitalized Exploratory Well Costs, End of Period	$1,442

(1) Relates primarily to onshore US exploration activity.

The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced, and the number of projects that have been capitalized for a period greater than one year:

(millions)	June 30, 2015	December 31, 2014
Exploratory Well Costs Capitalized for a Period of One Year or Less	$262	$247
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	1,180	1,090
Balance at End of Period	$1,442	$1,337
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	14	13

Noble Energy, Inc.
Notes to Consolidated Financial Statements

The following table includes exploratory well costs that have been capitalized for a period greater than one year since the commencement of drilling as of June 30, 2015:

(millions)	Total by Project	Progress
Country/Project:
Onshore US
Northeast Nevada	$31	Analyzing results from our first four exploratory vertical wells and evaluating potential for production tests.
Deepwater Gulf of Mexico
Katmai	43	Anticipate drilling an appraisal well in 2016 to test the resource potential of this 2014 crude oil discovery.
Troubadour	48	Evaluating development scenarios for this 2013 natural gas discovery including subsea tieback to existing infrastructure.
Offshore Equatorial Guinea (Blocks O and I)
Diega/Carmen	229
Evaluating regional development scenarios for this 2008 crude oil discovery. We drilled subsequent appraisal wells. During 2014, we conducted additional seismic activity over Blocks O and I and are engaged in processing the newly-acquired seismic data.

Carla	166
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

Offshore Israel (1)
Leviathan	187
During 2014, we received the Leviathan Development and Production Leases, submitted a development plan to the Israeli government, completed substantial engineering and procurement activities and engaged in natural gas marketing activities.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Leviathan-1 Deep	80
Well did not reach the target interval; developing future drilling plans to test this deep oil concept, which is held by the Leviathan Development and Production Leases. We are working on potential well design and placement.

Dalit	28	Submitted a development plan to the Israeli government to develop this 2009 natural gas discovery as a tie-in to existing infrastructure.
Dolphin 1	25	Reviewing regional development scenarios for this 2011 natural gas discovery, including a potential tieback to Leviathan. We have applied to the Israeli government for a commerciality ruling.
Offshore Cyprus
Cyprus	208	Submitted a Declaration of Commerciality and a Preliminary Development Plan for Block 12 with the government of Cyprus.
Other
Individual Projects Less than $20 million	28	Continuing to drill and evaluate wells.
Total	$1,180
(1) We are currently working to resolve antitrust and other regulatory matters with the Israeli government to enable Leviathan and other development to move forward. See Note 2. Basis of Presentation – Update on Core Area – Israel.

Note 10.  Asset Retirement Obligations
Asset retirement obligations (ARO) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Six Months Ended June 30,
(millions)	2015	2014
Asset Retirement Obligations, Beginning Balance	$751	$586
Liabilities Incurred	16	22
Liabilities Settled	(15)	(43)
Revision of Estimate	79	120
Accretion Expense (1)	21	19
Asset Retirement Obligations, Ending Balance	$852	$704
(1) Accretion expense is included in DD&A expense in the consolidated statements of operations.
For the six months ended June 30, 2015
Liabilities incurred were due to new wells and facilities for onshore US and deepwater Gulf of Mexico. Liabilities settled relate primarily to non-core, onshore US properties sold.
Revisions in estimate related to changes in cost estimates and included $43 million for Eastern Mediterranean and $28 million for DJ Basin.
For the six months ended June 30, 2014
Liabilities incurred were due to new wells and facilities for onshore US and Eastern Mediterranean. Liabilities settled primarily related to onshore US property abandonments and non-core, onshore US assets sold.
Revisions in estimate included $67 million for the North Sea McCulloch field due to an increase in costs and a change in timing. See Note 5. Asset Impairments. Additional revisions of $21 million for DJ Basin, $16 million for Equatorial Guinea, $9 million for Eastern Mediterranean, and $7 million for deepwater Gulf of Mexico were due to changes in cost and timing estimates.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 11.  Earnings Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2015	2014	2015	2014
Net Income (Loss)	$(109)	$192	$(131)	$392

Weighted Average Number of Shares Outstanding, Basic (1)	387	361	378	361
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust (2)	—	5	—	4
Weighted Average Number of Shares Outstanding, Diluted	387	366	378	365
Earnings (Loss) Per Share, Basic	$(0.28)	$0.53	$(0.35)	$1.09
Earnings (Loss) Per Share, Diluted	(0.28)	0.52	(0.35)	1.07
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	10	3	9	4

(1)
The weighted average number of shares outstanding includes the weighted average shares of common stock issued in connection with the underwritten public offering of 24,150,000 shares of common stock of the Company in first quarter 2015.

(2)
For the three and six months ended June 30, 2015, all outstanding options and non-vested restricted shares have been excluded from the calculation of diluted EPS as the Company incurred losses. Therefore, inclusion of outstanding options and non-vested restricted shares in the calculation of diluted EPS would be anti-dilutive.

Note 12.  Income Taxes
The income tax provision relating to continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Current	$99	$34	$109	$94
Deferred	(283)	7	(312)	24
Total Income Tax (Benefit) Provision	$(184)	$41	$(203)	$118
Effective Tax Rate	62.8%	17.6%	60.8%	23.1%

Our effective tax rate (ETR) for the six months ended June 30, 2015 increased as compared with the six months ended June 30, 2014 primarily as a result of a tax benefit divided by a pre-tax loss. In the case of a pre-tax loss, our favorable permanent differences, such as income from equity method investees and increased earnings in our foreign jurisdictions with rates that vary from the US statutory rate, have the effect of increasing the tax benefit which, in turn, increases the ETR.
In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2011, Equatorial Guinea – 2010 and Israel – 2010.

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 13.  Segment Information
We have operations throughout the world and manage our operations by country. The following information is grouped into four components that are all in the business of crude oil and natural gas exploration, development, production, and acquisition: the United States; West Africa (Equatorial Guinea, Cameroon, Gabon, and Sierra Leone); Eastern Mediterranean (Israel and Cyprus); and Other International and Corporate. Other International includes the North Sea, China (through June 30, 2014), Falkland Islands, Nicaragua (which we have exited) and new ventures.

(millions)	Consolidated	United States	West Africa	Eastern Mediterranean	Other Int'l & Corporate
Three Months Ended June 30, 2015
Revenues from Third Parties	$722	$441	$174	$106	$1
Income (Loss) from Equity Method Investees	6	8	(2)	—	—
Other	2	2	—	—	—
Total Revenues	730	451	172	106	1
DD&A	451	344	79	15	13
Gain on Divestitures	(1)	(1)	—	—	—
Asset Impairments	15	8	—	7	—
Loss on Commodity Derivative Instruments	87	62	25	—	—
Income (Loss) Before Income Taxes	(293)	(163)	23	69	(222)
Three Months Ended June 30, 2014
Revenues from Third Parties	$1,338	$842	$339	$113	$44
Income from Equity Method Investees	45	—	45	—	—
Total Revenues	1,383	842	384	113	44
DD&A	413	311	72	15	15
Gain on Divestitures	(44)	(8)	—	—	(36)
Asset Impairments	34	18	—	14	2
Loss on Commodity Derivative Instruments	236	170	66	—	—
Income (Loss) Before Income Taxes	233	199	204	44	(214)
Six Months Ended June 30, 2015
Revenues from Third Parties	$1,462	$919	$312	$226	$5
Income from Equity Method Investees	24	19	5	—	—
Other	4	4	—	—	—
Total Revenues	1,490	942	317	226	5
DD&A	905	701	156	30	18
Gain on Divestitures	—	—	—	—	—
Asset Impairments	43	11	—	32	—
Gain on Commodity Derivative Instruments	(63)	(43)	(20)	—	—
Income (Loss) Before Income Taxes	(334)	(164)	97	120	(387)
Six Months Ended June 30, 2014
Revenues from Third Parties	$2,665	$1,684	$662	$225	$94
Income from Equity Method Investees	97	—	97	—	—
Total Revenues	2,762	1,684	759	225	94
DD&A	837	619	148	29	41
Gain on Divestitures	(42)	(6)	—	—	(36)
Asset Impairments	131	23	—	14	94
Loss on Commodity Derivative Instruments	311	246	65	—	—
Income (Loss) Before Income Taxes	510	382	465	121	(458)
June 30, 2015
Total Assets	$22,685	$16,755	$2,628	$2,802	$500
December 31, 2014
Total Assets	22,553	16,400	2,763	2,806	584

Noble Energy, Inc.
Notes to Consolidated Financial Statements

Note 14.  Commitments and Contingencies
CONSOL Carried Cost Obligation In accordance with our Marcellus Shale joint venture arrangement with a subsidiary of CONSOL Energy Inc. (CONSOL), we agreed to fund one-third of CONSOL's 50% working interest share of future drilling and completion costs, capped at $400 million each year (CONSOL Carried Cost Obligation). The remaining obligation totaled approximately $1.6 billion at June 30, 2015.
The CONSOL Carried Cost Obligation is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per MMBtu in any three consecutive month period and remain suspended until average Henry Hub natural gas prices equal or exceed $4.00 per MMBtu for three consecutive months. The CONSOL Carried Cost Obligation is currently suspended due to low natural gas prices. Based on the June 30, 2015 NYMEX Henry Hub natural gas price curve, we expect that the CONSOL Carried Cost Obligation will be suspended for the next 12 months.
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

EXECUTIVE OVERVIEW
We are a worldwide explorer and producer of crude oil, natural gas and natural gas liquids. We aim to achieve sustainable growth in value and cash flow through exploration success and the development of a high-quality, diversified portfolio of assets with investment flexibility between: onshore unconventional developments and offshore organic exploration leading to major development projects; US and international development projects; and production mix among crude oil, natural gas, and NGLs. Our legacy core operating areas include the DJ Basin and Marcellus Shale (onshore US), deepwater Gulf of Mexico, offshore West Africa, and offshore Eastern Mediterranean, where we have strategic competitive advantage and which we believe generate attractive returns. We also seek to enter potential new core areas, and recently completed a merger with Rosetta Resources Inc. (Rosetta), an onshore US company with operating assets in the Eagle Ford Shale and Permian Basin. We are also conducting exploration activities in domestic and international locations such as Northeast Nevada, the Falkland Islands, Cameroon, and Gabon.
Second Quarter 2015 Significant Operating Highlights Included:

•	announced the Rosetta Merger, resulting in our entry into the Eagle Ford Shale and Permian Basin (see Rosetta Merger, below);

•	continued cost reduction efforts and actively managed our capital spending (see Cost Reduction Efforts, below);

•	achieved substantial progress on the regulatory framework in Israel (see Update on Core Area – Israel, below);

•	prepared to spud the Cheetah prospect (drilling commenced in early July 2015) which represents our first Cretaceous crude oil prospect offshore Cameroon; and

•	submitted a Declaration of Commerciality and a Preliminary Development Plan for Block 12 with the government of Cyprus.
Second Quarter 2015 Financial Results Included:

•	net loss of $109 million, as compared with net income of $192 million for second quarter 2014;

•
net loss on commodity derivative instruments of $87 million (including $274 million non-cash loss) as compared with a net loss on commodity derivative instruments of $236 million (including $187 million non-cash loss) for second quarter 2014;

•	diluted loss per share of $0.28, as compared with diluted earnings per share of $0.52 for second quarter 2014;

•	cash flow provided by operating activities of $425 million, as compared with $828 million for second quarter 2014; and

•	capital expenditures of $799 million, as compared with $1.3 billion for second quarter 2014.
Quarter-End Key Financial Metrics Included:

•	ending cash balance of $1.3 billion, as compared with $1.2 billion at December 31, 2014;

•	total liquidity of $5.3 billion at June 30, 2015, as compared with $5.2 billion at December 31, 2014; and

•	ratio of debt-to-book capital of 36% at June 30, 2015, as compared with 38% at December 31, 2014.
Rosetta Merger
On July 20, 2015, Rosetta stockholders approved the merger of Rosetta into a subsidiary of Noble Energy. This transaction adds two premier onshore US shale plays: the Eagle Ford Shale and Permian Basin. Rosetta's liquids-rich asset base includes approximately 50,000 net acres in the Eagle Ford and 54,000 net acres in the Permian (45,000 acres in the Delaware Basin and 9,000 acres in the Midland Basin), and we have identified more than 1,800 gross horizontal drilling locations for development. Rosetta's assets produced 63 MBoe/d in second quarter 2015, and year-end 2014 proved reserves were 282 MMBoe. More than

60% percent of Rosetta's current production and proved reserves are liquids. See Item 1. Financial Statements - Note 3 Rosetta Merger.
Cost Reduction Efforts
During the first six months of 2015, we have focused on enhancing overall performance, maximizing operating efficiencies, and maintaining our strong safety culture. Engagement in cost reduction initiatives, including both operational enhancements and new pricing arrangements with service partners, has resulted in reduced unit costs, including lease operating and general and administrative expense. In addition, we have actively managed our capital spending by, among other things, reducing activity in our core onshore US areas, and we are moving toward a cash flow neutral position that provides flexibility in this commodity price cycle downturn. The relocation of our accounting department from Ardmore, Oklahoma to Houston, Texas and other corporate restructuring activities resulted in corporate restructuring expense of $18 million and stacked rig expense of $7 million during second quarter 2015. See also Operating Outlook – 2015 Capital Investment Program below.
Sales Volumes
On a BOE basis, total sales volumes were 3% higher for second quarter 2015 as compared with second quarter 2014, and our mix of sales volumes was 43% global liquids, 23% international natural gas, and 34% US natural gas. See Results of Operations – Revenues, below.
Commodity Price Changes
The upstream oil and gas business is cyclical. During 2014, natural gas prices declined steadily, and, during fourth quarter 2014, a significant decline in crude oil prices occurred. During the first six months of 2015, commodity prices have continued to trade in a low range, or decline further. In addition, location differentials have increased in some regions, such as the Marcellus Shale, resulting in further declines in natural gas prices. For second quarter 2015, our consolidated average realized prices decreased 46% for crude oil, 34% for natural gas and 72% for NGLs as compared with second quarter 2014.
We are unable to predict the extent to which commodity prices may recover during the remainder of 2015. Prices are likely to remain volatile and could decline further. In addition, we could be entering a period of sustained lower prices.
We plan for these cyclical downturns in our business and feel we are well positioned to withstand current and future commodity price volatility:

•	we have a high-quality, diversified portfolio of assets which provide investment flexibility;

•	we have achieved cost reductions impacting both operating expenses and capital items, positively impacting operating cash flows;

•	we have designed a substantially-reduced capital investment program which will allow us to respond to conditions that occur in 2015;

•	we are well hedged for the remainder of 2015, with additional quantities hedged into 2016;

•	we have a strong balance sheet with a ratio of debt-to-book capital of 36% at June 30, 2015; and

•	we have robust liquidity with total liquidity of $5.3 billion at June 30, 2015.
Major Development Project Updates
We continue to advance our major development projects, which we expect to deliver incremental production over the next several years. Updates on major development projects are as follows:
Sanctioned Ongoing Development Projects
A "sanctioned" development project is one for which a final investment decision has been made.
DJ Basin (Onshore US)   We currently have a position in excess of 400,000 net acres, the majority of which are included within our integrated development plan (IDP) areas. During the quarter, we operated four drilling rigs, drilled 44 horizontal wells and commenced production on 46 wells. Also during the quarter, our 100% owned Keota natural gas processing plant in the East Pony IDP area commenced operation. Third party infrastructure also continued to expand, including the start-up of the third-party Lucerne-2 natural gas processing plant. The Lucerne capacity, along with recently-completed compression projects in the region, should result in lower line pressures and increase future production flow.
Marcellus Shale (Onshore US)  During the quarter, we and our joint venture partner each averaged two horizontal drilling rigs. We drilled 20 operated wells and commenced production on 19 operated wells. Our joint venture partner drilled 15 wells and commenced production on 11 wells. In response to the lower natural gas and NGL pricing environment, we and our partner expect to reduce drilling and completion activity during the second half of 2015.
Gunflint (Deepwater Gulf of Mexico)  Development is on track for the Gunflint (31% operated working interest) crude oil discovery, utilizing a two-well subsea tieback to the Gulfstar 1 spar. During second quarter 2015, we successfully drilled a development well and commenced drilling a second development well. First production is targeted for mid-2016.

Big Bend and Dantzler (Deepwater Gulf of Mexico) A co-development project is underway for the Big Bend (54% operated working interest) and Dantzler (45% operated working interest) crude oil discoveries, located in the Rio Grande area of the deepwater Gulf of Mexico, which will tie back to the Thunder Hawk semi-submersible production facility. Big Bend pipeline installation is nearly complete and first production is targeted for fourth quarter 2015. First production for Dantzler is targeted near the end of 2015.
Alba Field (Offshore Equatorial Guinea) During second quarter 2015, the field operator successfully drilled the C-21 development well, which will commence production in third quarter 2015. Additionally, the multi-year compression project continues as planned with start-up in mid-2016.
Ashdod Onshore Terminal Compression Project (Onshore Israel) The compression project, increasing peak natural gas deliverability at Tamar to 1.2 Bcf/d, gross, has been completed.
Tamar Southwest We continue to work with the Israeli government to obtain regulatory approval of our development plan for the Tamar Southwest discovery, which is intended to utilize current Tamar infrastructure. Continuing delays in securing regulatory approvals have suspended the project. We have petitioned the Israeli courts to expedite the needed approvals. Timely development of Tamar Southwest is important to maintain well capacity and reliability for our overall Tamar project. See Update on Core Area – Israel, below.
North Sea During second quarter 2015, the operator of the MacCulloch field commenced decommissioning activities.
Unsanctioned Development Projects
Tamar Expansion Project (Offshore Israel) We have engaged in the planning phase for an expansion project which would expand Tamar field deliverability to approximately 2.0 Bcf/d. Timing of project sanction depends on satisfactory resolution of antitrust and other regulatory matters. See Update on Core Area – Israel, below.
Leviathan Project (Offshore Israel)   In 2014, we submitted the Plan of Development to the Ministry of National Infrastructures, Energy and Water Resources. The development plan is expected to serve both domestic demand and export. Timing of project sanction depends on satisfactory resolution of antitrust and other regulatory matters, including adoption of a framework intended to address and clarify many of the outstanding regulatory issues we and our partners face in developing our offshore assets, as well as execution of natural gas sales and purchase agreements, which will be subject to, among other conditions, the receipt of regulatory approvals. Project financing will also be required. We are engaged with the governments of the US, Israel, Jordan and Egypt on this project. See Update on Core Area – Israel, below.
Cyprus Project (Offshore Cyprus) During second quarter 2015, we submitted a Declaration of Commerciality and a Preliminary Development Plan for Block 12 (Aphrodite, 70% operated working interest) with the government of Cyprus. We and our partners are performing pre-FEED work for a potential development that envisions a regional natural gas export project to potential natural gas customers in Cyprus and Egypt. There is also potential for a farm-out arrangement of our working interest.
See Item 1. Financial Statements – Note 9. Capitalized Exploratory Well Costs.
Exploration Program Update
We have numerous exploration opportunities remaining in our core areas and are also engaged in new venture activity in both US and international locations.
We were in the process of drilling and/or evaluating significant exploratory wells at June 30, 2015, and expect to conduct additional exploratory activities.
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
Additionally, we may not be able to conduct exploration activities prior to lease expirations. As a result, in a future period, dry hole cost and/or leasehold abandonment expense could be significant. See Item 1. Financial Statements – Note 9. Capitalized Exploratory Well Costs and Operating Outlook – Potential for Future Impairment, Dry Hole or Lease Abandonment Expense, below.

Updates on significant exploration activities are as follows:
Northeast Nevada We have drilled four exploratory wells to date. To assess commercial viability, further testing is underway, including a production test of the third exploration well drilled. Additional exploration and appraisal plans are being developed.
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
Offshore West Africa We are currently processing the results of recently acquired 3D seismic data across Equatorial Guinea Blocks O and I which will aid in advancing other regional exploration and development opportunities, including the Diega/Carmen and Carla discoveries.
In July 2015, we spud the Cheetah exploration prospect on the Tilapia license (46.67% working interest) and expect to complete drilling activities in third quarter 2015. We are also reprocessing 3D seismic data over our YoYo mining concession.
Also, during second quarter 2015, we exited our acreage position offshore Sierra Leone.
Offshore Eastern Mediterranean See Update on Core Area – Israel, below.
Offshore Falkland Islands Drilling operations began at the Humpback prospect (35% operated working interest), located in the South Falkland Basin, in June 2015 and we expect to complete drilling activities in third quarter 2015. In addition, we recently acquired a 75% interest and operatorship of the PL001 License in the North Falkland Basin. The PL001 License covers an area of approximately 280,000 gross acres. We have identified the Rhea prospect as the initial target on the PL001 License and expect to commence drilling in third quarter 2015.
An Argentine court has initiated a criminal investigation against Noble and other oil and gas companies regarding their exploration activities offshore Falkland Islands.  The court has also issued a preservation order against the relevant companies to preserve assets in the event of any judgment. The investigation is premised on Argentina’s claim that the Falkland Islands are a part of its territory. Argentina does not recognize the United Kingdom’s sovereignty over the Falkland Islands or the Falkland Islanders rights to exploit their natural resources. The Falkland Islands are part of the United Kingdom’s overseas territories and are afforded full self-governance. Our concessions are with the Falkland Islands Government and we do not believe that Argentina has any authority over our operations in the Falkland Islands.
Update on Core Area – Israel
Noble Energy and its partners have remained committed to providing natural gas to Israeli citizens for over a decade. We have delivered approximately 1.3 Tcf, gross, of natural gas to Israeli customers, including the Israel Electric Corporation (IEC), the largest supplier of electricity in the country.
Since obtaining our first exploration license in 1998, Noble Energy has been the first, and only, oil and natural gas company to successfully explore for significant amounts of hydrocarbons in Israel. We are also the first company to construct, operate and produce from a major development project offshore Israel. We have invested significant amounts of capital in exploration and development activities since 1998. Throughout this time, we have focused on partnering with our customers and the Israeli government to provide a reliable fuel source at reasonable prices to support affordable energy for the State of Israel’s citizens.
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
The quantity of discovered natural gas resources at Tamar and Leviathan have positioned Israel to meet domestic needs for decades to come and eventually become a significant natural gas exporter. Multiple regional markets are emerging and Israel’s domestic demand is predicted to continue to grow over the next decade. Eastern Mediterranean export projects would be well positioned to supply growing regional and global natural gas demand, which would provide benefits beyond satisfying domestic consumption of natural gas. In fact, we have been working with potential customers to supply natural gas through a regional pipeline system and/or LNG facilities. Government export royalties and tax revenues related to regional export sales would provide material financial benefit for Israel’s citizens.

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
However, on December 23, 2014, the Israeli Antitrust Commissioner (Commissioner) reversed a decision to submit the agreed Consent Decree to the Israeli Antitrust Tribunal for approval. An oral hearing with the Antitrust Authority took place on January 27, 2015.
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
In response to this situation, in late 2014, the Prime Minister's office established an inter-ministerial working group, led by the head of the National Economic Council, for the purpose of addressing outstanding regulatory matters and developing a comprehensive regulatory framework to support further investment in natural gas development. We have been engaged with the Israeli government inter-ministerial working group in an attempt to resolve these matters through the development of that framework.
During second quarter 2015, we continued to work to resolve regulatory matters with the Israeli government. On June 25, 2015, the Israeli Security Cabinet unanimously adopted a decision that empowers the government of Israel to exempt certain arrangements from the provisions of the Israeli Restrictive Trade Practices Law 1988 (the IRTPL). The Israeli government has published for public hearing a framework (Framework) to support development of offshore natural gas reserves including natural gas exports and is intended to address and clarify many of the outstanding regulatory issues we and our partners face in developing our offshore assets. Recently, the government conducted public hearings on the Framework and we understand the government is currently progressing toward final approval. Legal challenges may be brought against the Framework in the Israeli courts. Therefore, there can be no assurance as to when or if the Framework will be finalized or as to the terms thereof if finalized. If necessary, we are prepared to defend our legal rights to our Israel assets to the fullest extent in both domestic and international venues.
Although our development plans have been delayed as a result of recent government actions, described above, we believe that, given the quality of the natural gas resources and significant associated economic benefit to the citizens of Israel, which could total in the billions of dollars over the life of the fields, it is in the best interest of the Israeli government to ultimately support development, and we continue to expect that our discoveries will be developed, upon satisfactory resolution of the above matters. Therefore, we believe the risk of loss of our investment is remote as the value of these assets could be realized through ultimate development and/or sale to third parties. In addition, we would pursue any and all remedies for any damages incurred.

As of June 30, 2015, our $2.1 billion investment in Israel includes: approximately $1.3 billion related to the currently-producing Tamar field; approximately $400 million related to the Leviathan natural gas discovery and suspended deep oil test; approximately $300 million related to the Tamar expansion project and previous discoveries which are awaiting sanction of development plans; and $77 million related to the Karish and Tanin discoveries, which are included in assets held for sale. We expect further capital expenditure to be minimized, pending resolution of regulatory matters.
Non-Core Divestiture Program
We periodically divest non-core, non-strategic assets. During the first six months of 2015, we continued our non-core asset divestiture program with the sale of certain smaller onshore US property packages resulting in net proceeds of $151 million. Divestitures of non-core properties allow us to allocate capital and other resources to high-value and high-growth areas. See Item 1. Financial Statements – Note 4. Divestitures and Operating Outlook - Potential for Future Impairment, Dry Hole or Lease Abandonment Expense, below.
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
Update on Regulations
Hydraulic Fracturing Rules
Although hydraulic fracturing is regulated primarily at the state level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations, and some have proposed rules.
On March 26, 2015, the US Interior Department's Bureau of Land Management (BLM) published a final rule regulating hydraulic fracturing on public and Indian lands. The new rules include requirements related to well-bore integrity, wastewater disposal and public disclosure of chemicals. Key components of the rule, which took effect on June 24, 2015, include:
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
Nevada Regulations
In September 2014, Nevada state regulators finalized regulations for the use of hydraulic fracturing in crude oil and natural gas development. The regulatory program includes requirements for groundwater baseline sampling and monitoring, water resource and wastewater disposal requirements, chemical disclosure requirements and mandates for extra casing for unconventional wells. We actively participated in the program's development and do not believe it will have a material impact on our activities.
Proposed Offshore Drilling Regulations
On April 13, 2015, the US Department of the Interior announced proposed regulations which include more stringent design requirements and operational procedures for critical well control equipment used in offshore oil and gas operations.
The proposed rule, which will be open for public comment, addresses the range of systems and equipment related to well control operations. The measures are designed to improve equipment reliability, building upon enhanced industry standards for blowout preventers and blowout prevention technologies. The rule also includes reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. We will continue to monitor the development of these new regulations to determine the impacts, including additional costs and reporting burdens, on our deepwater Gulf of Mexico operations.
Endangered Species Act
The US Fish and Wildlife Service (FWS), under the Endangered Species Act (ESA), has regulatory authority over our exploration for, and production and sale of, crude oil, natural gas and NGLs and activities that may result in the take of any endangered or threatened species or its habitat. The FWS recently listed the northern long-eared bat as threatened under the ESA, which could have an impact on the timing of certain of our operations in the Marcellus Shale.
Clean Water Rule
In May 2015, the US Environmental Protection Agency and the US Army Corps of Engineers jointly released a final rule that is meant to define more precisely which water bodies are and are not subject to the Clean Water Act (the Clean Water Rule). Among other things, the Clean Water Rule defines the intermittent, ephemeral, and man-altered streams to be protected and specifies when federal jurisdiction may be extended from a covered water to nearby waters. While the agencies have claimed that the new requirements are narrower than existing regulation, the Clean Water Rule has generated substantial controversy. Several court challenges have been filed, and legislation has been introduced in Congress to require changes. To the extent that the Clean Water Rule requires more detailed studies of site conditions, or results in an expansion of federal jurisdiction over streams and wetlands, our costs may increase, especially with respect to spill prevention, storm water management, and wetlands permitting. We are currently evaluating the impact of the new rule on our operations.
Colorado Task Force
In 2014, by executive order, Colorado Governor Hickenlooper created the Task Force on State and Local Regulation of Oil and Gas Operations (Task Force) for the purpose of recommending policies and legislation. The 21-member Task Force, which included a Noble Energy representative, concluded its activities on February 27, 2015. The Task Force sent nine recommendations to the governor. The recommendations seek to balance land use issues among communities and oil and gas operators and allow reasonable access to private mineral rights. Three recommendations have been approved by the legislature and state regulators will soon begin public outreach meetings in five communities around the state to solicit comments to help shape a draft rulemaking targeted for fourth quarter 2015.
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
Recently Issued Accounting Standards
See Item 1. Financial Statements – Note 2. Basis of Presentation
OPERATING OUTLOOK
2015 Production   Our expected crude oil, natural gas and NGL production for 2015 may be impacted by several factors including:

•	commodity prices which, if subject to further decline, could result in current production becoming uneconomic;

•	overall level and timing of capital expenditures which, as discussed below and dependent upon our drilling success, will impact near-term production volumes;

•	the level of horizontal drilling activity in our onshore US shale areas;

•	decline in our DJ Basin legacy vertical well production and capacity constraints of midstream facilities serving those wells;

•
timing of start-up of a low pressure line-loop system, performance of gathering and processing infrastructure, and occurrence of other events which impact capacity constraints of midstream facilities serving our DJ Basin wells;

•	integration and timing of new wells in the Eagle Ford and Permian as a result of the Rosetta Merger;

•	timing of start-up of the Big Bend and Dantzler projects (deepwater Gulf of Mexico);

•	Israeli demand for electricity, which affects demand for natural gas as fuel for power generation and industrial market growth, and which is impacted by unseasonable weather;

•
variations in West Africa crude oil and condensate sales volumes due to potential Aseng FPSO downtime and timing of liftings, and variations in natural gas sales volumes related to potential downtime at the methanol, LPG and/or LNG plants;

•	natural field decline in the deepwater Gulf of Mexico and offshore Equatorial Guinea;

•	potential weather-related volume curtailments due to hurricanes in the deepwater Gulf of Mexico, or winter storms and flooding impacting onshore US operations;

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
2015 Capital Investment Program Given the current commodity price environment with low prices and an industry cost structure that has yet to fully reset to lower revenue levels, we have designed a substantially-reduced capital investment program that is appropriate for the current price environment and will be responsive to conditions that develop during 2015. Our 2015 capital program accommodates an investment level of approximately $2.9 billion for our existing assets, which represents an approximate 40% reduction from 2014. The program initially allocated more than 60% of total investment to core onshore US assets and 35% for global offshore development activities including the deepwater Gulf of Mexico, and approximately 5% for global offshore exploration.
On July 20, 2015, we completed the Rosetta Merger. We currently plan to allocate an incremental $165 million capital to the Eagle Ford and Permian assets.
The 2015 capital investment program may be funded from cash flows from operations, cash on hand, proceeds from divestments of non-core assets, borrowings under our Credit Facility and/or other financings. We are targeting a cash neutral position, whereby the capital investment program is at, or below, operating cash flows, for the second half of 2015. See Liquidity and Capital Resources – Financing Activities.
Potential for Future Impairments, Dry Hole or Lease Abandonment Expense
Exploration Activities We have an active exploratory drilling program. In the event we conclude that an exploratory well did not encounter hydrocarbons or that a discovery is not economically or operationally viable, the associated capitalized exploratory well costs would be charged to expense. For example, during the first six months of 2015, we recorded dry hole expense of $12 million related to onshore US exploratory wells. See Item 1. Financial Statements - Note 9. Capitalized Exploratory Well Costs.
Additionally, we may not conduct exploration activities prior to lease expirations. For example, in the deepwater Gulf of Mexico, we continue to mature our prospect portfolio. However, regulations have become more stringent due to the Deepwater Horizon incident in 2010. In some instances, specifically engineered blowout preventers, rigs, and completion equipment may be required for high pressure environments. Regulatory requirements or lack of readily available equipment could prevent us from engaging in future exploration activities during our current lease terms. In addition, the current low commodity price environment may render certain prospects economically less attractive and we may not conduct exploration activities before lease expiration.
We currently have capitalized undeveloped leasehold cost in excess of $300 million related to deepwater Gulf of Mexico prospects that have not yet been drilled. These leases will expire over the years 2015 - 2024. In particular, one of these leases was acquired under regulations in effect prior to the Deepwater Gulf of Mexico Moratorium. We have been working to mature the prospect and identified a potential subsalt hydrocarbon-bearing formation below 25,000 feet. The lease passed its expiration date of July 31, 2014; however, BSEE has approved an application for a suspension of operations (SOO). According to SOO terms, we must commit, by October 31, 2015, to drilling an exploratory well and commence drilling of the well by October 31, 2016. If we are unable to comply with approved SOO terms, the lease will expire and associated costs will be written off to exploration expense. The lease had a net book value of $42 million at June 30, 2015.
Producing Properties Commodity prices remain volatile. A decline in future crude oil, natural gas or NGL prices could result in impairment charges, decrease in proved reserves and/or shut-in of currently producing wells. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future crude oil and natural gas production along with operating and development costs, market outlook on forward commodity prices, and interest rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward crude oil or natural gas prices alone could result in an impairment.
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
In addition, certain assets offshore Israel were classified as held for sale at June 30, 2015. No impairments are indicated at this time. However, failure to achieve acceptable sale terms or delays in closing sales of these properties could result in impairment and/or loss on sale.
Goodwill Our US reporting unit included $616 million of goodwill as of June 30, 2015. We assess goodwill for impairment at least annually at the reporting unit level. Relevant events and circumstances which could have a negative impact on goodwill include macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for our common stock could indicate a reduction in our estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill. We will continue to monitor events and circumstances which could have a negative impact on our estimates of reporting unit fair value.
RESULTS OF OPERATIONS
Revenues
Revenues were as follows:

			(Decrease) from Prior Year
(millions)	2015	2014
Three Months Ended June 30,
Oil, Gas and NGL Sales	$722	$1,338	(46)%
Income from Equity Method Investees	6	45	(87)%
Other	2	—	N/M
Total	$730	$1,383	(47)%

Six Months Ended June 30,
Oil, Gas and NGL Sales	$1,462	$2,665	(45)%
Income from Equity Method Investees	24	97	(75)%
Other	4	—	N/M
Total	$1,490	$2,762	(46)%
N/M amount is not meaningful.
Changes in revenues are discussed below.
Oil, Gas and NGL Sales
We generally sell crude oil, natural gas, and NGLs under two types of agreements common in our industry. Both types of agreements may include transportation charges. One type of agreement is a netback agreement, under which we sell crude oil and natural gas at the wellhead and receive a price, net of transportation expense incurred by the purchaser. In this case, we record crude oil and natural gas revenue at the net price we received from the purchaser. In the case of NGLs, we may receive a price from the purchaser, which is net of processing costs. In this case, we record NGL revenue at the net price we receive from the purchaser. The second type of agreement is one whereby we pay transportation expense directly. In that case, transportation expense is included within production expense in our consolidated statements of operations.
In addition, commodity prices we receive may be reduced by location basis differentials, which can be significant. As a result of both netback agreements and location basis differentials, our reported sales prices may differ significantly from published commodity price benchmarks for the same period.

Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate (MBbl/d)	Natural Gas (MMcf/d)	NGLs (MBbl/d)	Total (MBoe/d) (1)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Three Months Ended June 30, 2015
United States	65	613	27	194	$52.44	$1.90	$9.64
Equatorial Guinea (2)	31	202	—	65	60.02	0.27	—
Israel	—	215	—	36	—	5.34	—
Other International (3)	—	—	—	—	—	—	—
Total Consolidated Operations	96	1,030	27	295	54.91	2.30	9.64
Equity Investees (4)	1	—	3	4	60.34	—	33.34
Total	97	1,030	30	299	$54.95	$2.30	$12.05
Three Months Ended June 30, 2014
United States	65	469	22	166	$99.39	$4.24	$34.66
Equatorial Guinea (2)	34	248	—	75	108.08	0.27	—
Israel	—	218	—	37	—	5.57	—
Other International (3)	5	—	—	5	104.70	—	—
Total Consolidated Operations	104	935	22	283	102.53	3.50	34.66
Equity Investees (4)	2	—	6	7	108.31	—	64.86
Total	106	935	28	290	$102.62	$3.50	$40.70

Six Months Ended June 30, 2015
United States	69	616	26	198	$48.20	$2.31	$12.00
Equatorial Guinea (2)	30	216	—	66	54.97	0.27	—
Israel	—	229	—	38	—	5.40	—
Other International (3)	1	—	—	1	55.52	—	—
Total Consolidated Operations	100	1,061	26	303	50.29	2.56	12.00
Equity Investees (4)	1	—	4	6	51.86	—	31.27
Total	101	1,061	30	309	$50.31	$2.56	$14.83
Six Months Ended June 30, 2014
United States	65	476	20	165	$98.22	$4.52	$39.10
Equatorial Guinea (2)	34	245	—	74	106.92	0.27	—
Israel	—	218	—	37	—	5.59	—
Other International (3)	5	—	—	5	104.48	—	—
Total Consolidated Operations	104	939	20	281	101.39	3.66	39.10
Equity Investees (4)	2	—	6	7	106.50	—	69.70
Total	106	939	26	288	$101.47	$3.66	$45.71

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

(3)	Other International includes primarily China (through June 30, 2014). North Sea sales volumes for 2014 and 2015 were de minimis, with last production in May 2015.

(4)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea. See Income from Equity Method Investees, below.

An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
(millions)	Crude Oil & Condensate	Natural Gas	NGLs	Total
Three Months Ended June 30, 2014	$971	$297	$70	$1,338
Changes due to
Increase (Decrease) in Sales Volumes	(70)	29	15	(26)
Decrease in Sales Prices	(418)	(111)	(61)	(590)
Three Months Ended June 30, 2015	$483	$215	$24	$722

Six Months Ended June 30, 2014	$1,899	$622	$144	$2,665
Changes due to
Increase (Decrease) in Sales Volumes	(58)	81	38	61
Decrease in Sales Prices	(927)	(211)	(126)	(1,264)
Six Months Ended June 30, 2015	$914	$492	$56	$1,462
Crude Oil and Condensate Sales – Revenues from crude oil and condensate sales decreased during second quarter and first six months of 2015 as compared with 2014 due to the following:

•	decreases in average realized prices primarily due to the decline in global commodity prices that began in the second half of 2014;

•	decreases in sales volumes due to planned downtime and maintenance as well as natural field decline in the deepwater Gulf of Mexico and the Aseng field, offshore Equatorial Guinea; and

•	lower sales volumes due to the sale of our China assets at the end of second quarter 2014;
partially offset by:

•	higher sales volumes due to continued development in the DJ Basin.
Natural Gas Sales – Revenues from natural gas sales decreased during second quarter and the first six months of 2015 as compared with 2014 due to the following:

•	decreases in US average realized prices between June and December 2014 with prices declining further in the first six months of 2015; and

•	a widening of location basis differentials in the Marcellus Shale due to an oversupply of natural gas in the region;
partially offset by:

•	higher sales volumes due to continued development in the DJ Basin and Marcellus Shale.
NGL Sales – Revenues from NGL sales decreased during second quarter and first six months of 2015 as compared with 2014 due to decreases in average realized prices primarily driven by oversupply, particularly in the Marcellus Shale.
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
Income from equity method investees decreased $73 million during the first six months of 2015 as compared with 2014. Income from AMPCO, our methanol investee, decreased $45 million due to lower sales volumes and additional expenses related to a 45-day plant turnaround during 2015. In addition, average realized methanol prices have declined. Income from Alba Plant, our LPG investee, decreased $46 million due to lower sales volumes and lower realized prices. In addition, feed gas supply to both Alba Plant and AMPCO was interrupted during the drilling of the Alba field C-21 development well during second quarter 2015. We recorded income of $18 million during the first six months of 2015 from our investments in CONE Gathering LLC and CONE Midstream Partners LP, which completed an initial public offering of limited partner units in September 2014.

Operating Costs and Expenses
Operating costs and expenses were as follows:

			Increase / (Decrease) from Prior Year
(millions)	2015	2014
Three Months Ended June 30,
Production Expense	$213	$244	(13)%
Exploration Expense	41	59	(31)%
Depreciation, Depletion and Amortization	451	413	9%
General and Administrative	104	127	(18)%
Asset Impairments	15	34	(56)%
Other Operating (Income) Expense, Net	67	(23)	N/M
Total	$891	$854	10%

Six Months Ended June 30,
Production Expense	$459	$474	(3)%
Exploration Expense	106	133	(20)%
Depreciation, Depletion and Amortization	905	837	8%
General and Administrative	198	266	(26)%
Asset Impairments	43	131	(67)%
Other Operating (Income) Expense, Net	73	(12)	N/M
Total	$1,784	$1,829	(2)%
N/M amount is not meaningful.
Changes in operating costs and expenses are discussed below.

Production Expense   Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)	Total	United States	Equatorial Guinea	Israel	Other Int'l, Corporate (2)
Three Months Ended June 30, 2015
Lease Operating Expense (3)	$4.80	$129	$80	$36	$12	$1
Production and Ad Valorem Taxes	1.05	28	28	—	—	—
Transportation and Gathering Expense (4)	2.08	56	56	—	—	—
Total Production Expense	$7.93	$213	$164	$36	$12	$1
Total Production Expense per BOE		$7.93	$9.27	$6.15	$3.65	N/M
Three Months Ended June 30, 2014
Lease Operating Expense (3)	$5.99	$150	$84	$36	$14	$16
Production and Ad Valorem Taxes	2.06	53	45	—	—	8
Transportation and Gathering Expense (4)	1.60	41	40	—	—	1
Total Production Expense	$9.65	$244	$169	$36	$14	$25
Total Production Expense per BOE		$9.65	$11.20	$5.27	$4.21	N/M
Six Months Ended June 30, 2015
Lease Operating Expense (3)	$5.21	$286	$182	$70	$25	$9
Production and Ad Valorem Taxes	1.11	61	61	—	—	—
Transportation and Gathering Expense (4)	2.04	112	112	—	—	—
Total Production Expense	$8.36	$459	$355	$70	$25	$9
Total Production Expense per BOE		$8.36	$9.92	$5.83	$3.59	N/M
Six Months Ended June 30, 2014
Lease Operating Expense (3)	$5.89	$292	$169	$67	$26	$30
Production and Ad Valorem Taxes	2.01	102	85	—	—	17
Transportation and Gathering Expense (4)	1.57	80	78	—	—	2
Total Production Expense	$9.47	$474	$332	$67	$26	$49
Total Production Expense per BOE		$9.47	$11.15	$4.97	$3.93	N/M
N/M amount is not meaningful.

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	Other International includes primarily China (through June 30, 2014) and corporate expenditures.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.

For second quarter and the first six months of 2015, total production expense decreased as compared with 2014 due to the following:

•	decreased lease operating expense due to the sale of our China assets at the end of the second quarter 2014; and

•	decreased production and ad valorem taxes due to lower revenues resulting from lower realized prices in the US as well as the sale of our China assets at the end of the second quarter 2014;
partially offset by:

•	increased lease operating expense due to higher onshore US production; and

•	an increase in transportation and gathering expense due to higher onshore US production; and

•	an increase in transportation and gathering expense rates due to new service contracts with CONE Gathering LLC, our equity method investee.

Exploration Expense   Components of exploration expense were as follows:

(millions)	Total	United States	West Africa (1)	Eastern Mediter- ranean (2)	Other Int'l, Corporate (3)
Three Months Ended June 30, 2015
Dry Hole Cost	$—	$—	$—	$—	$—
Seismic	—	—	—	—	—
Staff Expense	26	2	5	2	17
Other	15	15	—	—	—
Total Exploration Expense	$41	$17	$5	$2	$17
Three Months Ended June 30, 2014
Dry Hole Cost	$—	$—	$—	$—	$—
Seismic	9	8	—	1	—
Staff Expense	33	10	2	3	18
Other	17	17	—	—	—
Total Exploration Expense	$59	$35	$2	$4	$18

Six Months Ended June 30, 2015
Dry Hole Cost	$19	$18	$1	$—	$—
Seismic	2	2	—	—	—
Staff Expense	59	5	2	9	43
Other	26	26	—	—	—
Total Exploration Expense	$106	$51	$3	$9	$43
Six Months Ended June 30, 2014
Dry Hole Cost	$2	$2	$—	$—	$—
Seismic	32	15	—	2	15
Staff Expense	68	18	4	5	41
Other	31	31	—	—	—
Total Exploration Expense	$133	$66	$4	$7	$56

(1)	West Africa includes Equatorial Guinea, Cameroon, Sierra Leone, and Gabon.

(2)	Eastern Mediterranean includes Israel and Cyprus.

(3)	Other International includes the Falkland Islands and other new ventures.
Exploration expense for second quarter and the first six months of 2015 included:

•	dry hole cost related primarily to onshore US exploratory wells; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Exploration expense for second quarter and the first six months of 2014 included the following:

•	seismic expense in the Falkland Islands; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DD&A Expense (millions) (1)	$451	$413	$905	$837
Unit Rate per BOE (2)	$16.77	$16.07	$16.50	$16.49

(1)	For DD&A expense by geographical area, see Item 1. Financial Statements – Note 13. Segment Information.

(2)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

Total DD&A expense for second quarter and the first six months of 2015 increased as compared with 2014 due to the following:

•	increase in the DJ Basin and Marcellus Shale due to higher sales volumes;
partially offset by:

•	decrease due to the sale of our China assets during 2014.
The increase in the unit rate per BOE for the second quarter and the first six months of 2015 as compared with 2014 was due primarily to the change in mix of production. Higher-cost production volumes in the DJ Basin were offset by an increase in lower cost volumes produced at Tamar, offshore Israel.
There were no significant changes in our proved reserves estimates as of June 30, 2015 as compared with December 31, 2014. However, a decline in proved reserves estimates, caused by decreases in the 12-month average commodity prices, could result in an increase in DD&A expense in future periods.
General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
G&A Expense (millions)	$104	$127	$198	$266
Unit Rate per BOE (1)	$3.87	$4.93	$3.61	$5.24

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for the first six months of 2015 decreased as compared with 2014 primarily due to cost savings initiatives and decreases in compensation, including the following:

•	$37 million decrease due to reduced short term incentive compensation and related payroll burden;

•	$11 million decrease in contractor and consulting services;

•	$8 million decrease due to reductions in travel; and

•	$12 million decrease in special projects and other discretionary expenses.
Asset Impairment Expense Asset impairment expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Asset Impairments	$15	$34	$43	$131
See Item 1. Financial Statements – Note 2. Basis of Presentation, Note 5. Asset Impairments and Note 8. Fair Value Measurements and Disclosures.
Other Operating (Income) Expense Other operating (income) expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
Midstream Gathering and Processing Expense	$6	$4	$10	$7
Corporate Restructuring Expense	18	—	18	—
Stacked Drilling Rig Expense	7	—	7	—
Pension Plan Termination Expense	21	—	21	—
Gain on Divestitures	(1)	(44)	—	(42)
Other, Net	16	17	17	23
Total	$67	$(23)	$73	$(12)
See Item 1. Financial Statements – Note 2. Basis of Presentation.

Other (Income) Expense
Other (income) expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015	2014
(Gain) Loss on Commodity Derivative Instruments	$87	$236	$(63)	$311
Interest, Net of Amount Capitalized	54	52	112	99
Other Non-Operating (Income) Expense, Net	(9)	8	(9)	13
Total	$132	$296	$40	$423
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
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions, except unit rate)
Interest Expense, Gross	$92	$78	$185	$159
Capitalized Interest	(38)	(26)	(73)	(60)
Interest Expense, Net	$54	$52	$112	$99
Unit Rate per BOE (1)	$2.01	$2.01	$2.04	$1.95
(1) Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
The increase in interest expense, gross, for second quarter and the first six months of 2015 as compared with 2014 is due to the issuance of new senior debt in November 2014. During the first six months of 2015, we drew down and repaid amounts under our Credit Facility.
Income Tax Provision
See Item 1. Financial Statements – Note 12. Income Taxes for a discussion of the change in our effective tax rate for second quarter and the first six months of 2015 as compared with 2014.

LIQUIDITY AND CAPITAL RESOURCES
Capital Structure/Financing Strategy
In seeking to effectively fund and monetize our discovered hydrocarbons, we employ a capital structure and financing strategy designed to provide sufficient liquidity throughout the volatile commodity price cycle, including the current downturn in commodity prices. Specifically, we strive to retain the ability to fund long cycle, multi-year, capital intensive development projects throughout a range of scenarios, while also funding a continuing exploration program and maintaining capacity to capitalize on financially attractive periodic mergers and acquisitions activity.
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
We also consider repatriations of foreign cash to increase our financial flexibility and fund our capital investment program to the extent such cash is not required to fund foreign investment projects and would not incur material incremental US tax. During second quarter 2015, we repatriated $313 million from our foreign operations. We do not expect to incur material incremental US tax on these repatriations due to foreign tax credit usage.
We also evaluate potential strategic farm-out arrangements of our working interests for reimbursement of our capital spending and may consider other sources of funding.
Cash on hand at June 30, 2015 totaled $1.3 billion, which includes both domestic and foreign cash, and there were no amounts outstanding under our Credit Facility. See Item 1. Financial Statements – Note 7. Debt and Credit Facility, below.
Development in the DJ Basin and Marcellus Shale, investment in major deepwater development projects, and planned exploration and appraisal drilling activities, as well as lower commodity prices, resulted in capital expenditures exceeding cash flows from operating activities for the first six months of 2015. The extent to which capital investment will exceed operating cash flows depends on the pace of future shale development activities, timing of future development project sanction, results of exploration activities, and new business opportunities, as well as external factors such as commodity prices, among others. In particular, the sustained commodity price decline has a significant negative impact on our cash flows. However, our financial capacity, coupled with our diversified portfolio, provides us with flexibility in our investment decisions including execution of our major development projects and exploration activity.
To support our investment program, we expect that higher production resulting from our core onshore US development programs combined with new production from the Big Bend and Dantzler development projects and increased peak deliverability resulting from the Tamar compression project, will result in an increase in cash flows which will be available to meet a portion of future capital commitments in 2016 and subsequent years. See Results of Operations above.
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
Pension Plan Termination We are in the process of terminating our defined benefit pension plan. During second quarter 2015, we liquidated approximately $201 million of the associated pension obligation through lump-sum payments to participants. We expect to liquidate the remaining obligation through the purchase of annuities during third quarter 2015, which will require additional contributions to the plan of approximately $51 million.
As of June 30, 2015, we reclassified approximately $19 million of unamortized net actuarial loss remaining in AOCL to earnings. Approximately $61 million of unamortized prior service cost and net actuarial loss remained in AOCL. This amount will be charged to expense upon final settlement of the remaining pension obligation and termination of the plan.

Available Liquidity    Information regarding cash and debt balances is as follows:

	June 30,	December 31,
	2015	2014
(millions, except percentages)
Cash and Cash Equivalents	$1,278	$1,183
Amount Available to be Borrowed Under Credit Facility (1)	4,000	4,000
Total Liquidity	$5,278	$5,183
Total Debt (2)	$6,198	$6,197
Total Shareholders' Equity	11,209	10,325
Ratio of Debt-to-Book Capital (3)	36%	38%

(1)	See Credit Facility, below.

(2)	Total debt includes capital lease obligations and excludes unamortized debt discount.

(3)
We define our ratio of debt-to-book capital as total debt (which includes long-term debt excluding unamortized discount, the current portion of long-term debt, and short-term borrowings) divided by the sum of total debt plus shareholders’ equity.

Cash and Cash Equivalents   We had approximately $1.3 billion in cash and cash equivalents at June 30, 2015, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $634 million of this cash is attributable to our foreign subsidiaries and a portion would be subject to US income taxes if repatriated.
Credit Facility   Our Credit Facility matures on October 3, 2018. The commitment is $4.0 billion through the maturity date of the Credit Facility. As of June 30, 2015, no amounts were outstanding under the Credit Facility. Borrowings under our Credit Facility subject us to interest rate risk. See Item 1. Financial Statements –Note 7. Debt and Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Commodity derivative instruments are recorded at fair value in our consolidated balance sheets, and changes in fair value are recorded in earnings in the period in which the change occurs.  As of June 30, 2015, the fair value of our commodity derivative assets was $556 million and we had no derivative liabilities (after consideration of netting provisions within our master agreements). In connection with the Rosetta Merger on July 20, 2015, we acquired commodity derivative assets. See Item 1. Financial Statements –Note 3 Rosetta Merger and Note 8. Fair Value Measurements and Disclosures, for a description of the methods we use to estimate the fair values of commodity derivative instruments, and Credit Risk, below.
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

Contractual Obligations
CONSOL Carried Cost Obligation See Item 1. Financial Statements - Note 14. Commitments and Contingencies.
Exploration Commitments The terms of some of our production sharing contracts, licenses or concession agreements require us to conduct certain exploration activities, including drilling one or more exploratory wells or acquiring seismic data, within specific time periods. At June 30, 2015, we have the following commitments:

•	remaining three-well obligation in Nevada;

•	one-well obligation offshore Cameroon, and consisting of the Cheetah well which was spud in June 2015 and is currently drilling;

•	one-well obligation offshore Cyprus;

•	two-well obligation offshore Falkland Islands, including the Humpback well which was spud in July 2015 and is currently drilling; and

•	3D seismic obligation offshore Gabon.
These obligations extend over a period ranging from one to four years. Failure to conduct exploration activities within the prescribed periods could lead to loss of leases or exploration rights.
Ratings Triggers We do not have triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit rating. In addition, there are no existing ratings triggers in any of our commodity hedging agreements that would require the posting of collateral. However, a series of downgrades or other negative rating actions could significantly alter our requirements to post collateral as financial assurance of performance under certain other contractual arrangements such as pipeline transportation contracts, crude oil and natural gas sales contracts, work commitments and certain abandonment obligations. A requirement to post collateral could have a negative impact on our liquidity.
Cash Flows
Cash flow information is as follows:

	Six Months Ended June 30,
	2015	2014
(millions)
Total Cash Provided By (Used in)
Operating Activities	$966	$1,757
Investing Activities	(1,812)	(2,215)
Financing Activities	941	299
Increase (Decrease) in Cash and Cash Equivalents	$95	$(159)
Operating Activities   Net cash provided by operating activities for the first six months of 2015 decreased significantly as compared with 2014. Significant decreases in average realized commodity prices were partially offset by increases in sales volumes, decreases in production expenses, and a decrease in general and administrative expense. Working capital changes contributed $34 million of positive operating cash flow in the first six months of 2015 as compared with a positive impact of $105 million in the first six months of 2014.
Investing Activities   Our investing activities include capital spending on a cash basis for oil and gas properties and investments in unconsolidated subsidiaries accounted for by the equity method. These investing activities may be offset by proceeds from property sales or dispositions, including farm-in arrangements, which may result in reimbursement for capital spending that had occurred in prior periods. Capital spending for property, plant and equipment decreased by $423 million during the first six months of 2015 as compared with 2014, primarily due to a reduced capital spending program. Investing activities included $65 million in CONE Gathering LLC during the first six months of 2015 as compared with $40 million in the first six months of 2014. We received $151 million in proceeds from asset divestitures during the first six months of 2015, as compared with $146 million during the same period in 2014.
Financing Activities   Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings. During the first six months of 2015, funds were provided by cash proceeds from the issuance of shares of Company common stock to the public ($1.1 billion) and the exercise of stock options ($4 million). We used cash to pay dividends on our common stock ($134 million), make principal payments related to capital lease obligations ($29 million) and repurchase shares of our common stock ($12 million).
In comparison, during the first six months of 2014, funds were provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($58 million) and net cash proceeds from our Credit Facility ($600 million). We also used cash to pay dividends on our common stock ($116 million), repay senior notes ($200 million), make principal payments related to capital lease obligations ($28 million) and repurchase shares of our common stock ($15 million).

See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Investing Activities
Acquisition, Capital and Exploration Expenditures   Information for investing activities (on an accrual basis) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition (1)	$39	$74	$65	$129
Exploration	71	138	140	228
Development	593	938	1,237	1,641
Midstream	39	51	97	95
Corporate and Other	36	43	59	90
Total	$778	$1,244	$1,598	$2,183

Other
Investment in Equity Method Investee (2)	$21	$28	$65	$40
Increase in Capital Lease Obligations	8	16	31	21

(1)
Unproved property acquisition cost for 2015 includes $26 million in the DJ Basin and $40 million in the Marcellus Shale. Unproved property acquisition cost for 2014 includes $37 million in the DJ Basin, $75 million in the Marcellus Shale, and $16 million in the deepwater Gulf of Mexico.

(2)	Investment in equity method investee represents contributions to CONE Gathering LLC which owns and operates the natural gas gathering infrastructure associated with our Marcellus Shale joint venture.

Total expenditures decreased during the first six months of 2015 as compared with 2014 due to our reduced capital spending program. See Operating Outlook – 2015 Capital Investment Program, above.
On July 20, 2015, we closed the Rosetta Merger. See Item 1 Financial Statements – Note 3 Rosetta Merger.
Financing Activities
Long-Term Debt   Our principal source of liquidity is our Credit Facility that matures October 3, 2018. At June 30, 2015, there were no borrowings outstanding under the Credit Facility, leaving $4.0 billion available for use. We expect to use the Credit Facility to fund our capital investment program, and may periodically borrow amounts for working capital purposes. In connection with the Rosetta Merger, we assumed additional debt, including senior notes and amounts outstanding under Rosetta's revolving credit facility. On July 21, 2015, we repaid the $70 million of outstanding borrowings under Rosetta's revolving credit facility. See Item 1 Financial Statements – Note 3 Rosetta Merger.
Our outstanding fixed-rate debt (excluding capital lease obligations) totaled approximately $5.8 billion at June 30, 2015. The weighted average interest rate on fixed-rate debt was 5.69%, with maturities ranging from March 2019 to August 2097.
Dividends   We paid total cash dividends of 36 cents per share of our common stock during the first six months of 2015 and 32 cents per share during the first six months of 2014.
On July 21, 2015, the Board of Directors declared a quarterly cash dividend of 18 cents per common share, which will be paid on August 17, 2015 to shareholders of record on August 3, 2015. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Exercise of Stock Options   We received cash proceeds from the exercise of stock options of $4 million during the first six months of 2015 and $41 million during the first six months of 2014.
Common Stock Repurchases   We receive shares of common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received 253,597 shares with a value of $12 million during the first six months of 2015 and 247,985 shares with a value of $15 million during the first six months of 2014.

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
At June 30, 2015, we had entered into various commodity derivative instruments related to crude oil and natural gas sales. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net asset position with a fair value of $556 million. Based on the June 30, 2015 published commodity futures price curves for the underlying commodities, a hypothetical price increase of $10.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $177 million. A hypothetical price increase of $0.50 per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $38 million.  Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 6. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our Credit Facility and the amount of interest we earn on our short-term investments.
At June 30, 2015, we had approximately $5.8 billion (excluding capital lease obligations) of long-term debt outstanding. Of this amount, $5.8 billion was fixed-rate debt with a weighted average interest rate of 5.69%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.
There was no variable-rate debt outstanding at June 30, 2015. Variable-rate debt exposes us to the risk of earnings or cash flow loss due to increases in market interest rates. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of June 30, 2015, our cash and cash equivalents totaled approximately $1.3 billion, approximately 69% of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to our variable-rate debt or our short term investments would have a de minimis impact. We currently have no interest rate derivative instruments outstanding. However, we may enter into interest rate derivative instruments in the future if we determine that it is necessary to invest in such instruments in order to mitigate our interest rate risk.
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
Net transaction gains and losses were de minimis for second quarter of each of 2015 and 2014.
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

Part II. Other Information
Item 1.    Legal Proceedings
Colorado Air Matter  In April 2015, we entered into a joint consent decree (Consent Decree) with the US Environmental Protection Agency, US Department of Justice, and State of Colorado to improve emission control systems at a number of our condensate storage tanks that are part of our upstream oil and natural gas operations within the Non-Attainment Area of the DJ Basin. The Consent Decree was entered by the Court on June 2, 2015.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2015 - 4/30/2015	2,579	$51.43	—	—
5/1/2015 - 5/31/2015	1,307	48.61	—	—
6/1/2015 - 6/30/2015	589	45.72	—	—
Total	4,475	$49.85	—	—

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

NOBLE ENERGY, INC.
(Registrant)

Date	August 3, 2015	/s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of May 10, 2015, by and among Noble Energy, Inc., Bluebonnet Merger Sub Inc. and Rosetta Resources Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Date of Event: May 10, 2015) filed on May 11, 2015 and incorporated herein by reference.

3.1
Certificate of Incorporation of the Registrant (as amended through April 29, 2015), filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference..

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