Form 10-K
period 2016-12-31
NOBLE ENERGY INC
filed 2017-02-14
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2016: $15.4 billion.
Number of shares of Common Stock outstanding as of December 31, 2016: 430,524,340.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be held on April 25, 2017, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K and the documents incorporated by reference in this report contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events.
These forward-looking statements include, among others, the following:

•	our growth strategies;

•	our future results of operations;

•	our liquidity and ability to finance our exploration, development, and acquisition activities;

•	our ability to make and integrate acquisitions;

•	our ability to successfully and economically explore for and develop crude oil, natural gas and natural gas liquids (NGLs) resources;

•	anticipated trends in our business;

•	market conditions in the oil and gas industry;

•
the impact of governmental fiscal regulation, including federal, state, local, and foreign host tax regulations, and/or terms, such as that involving the protection of the environment or marketing of production, as well as other regulations; and

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

PART I
Items 1. and 2. Business and Properties
In this report, unless otherwise indicated or where the context otherwise requires, information includes that of Noble Energy, Inc. and its subsidiaries (Noble Energy, the Company, we or us). All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated. For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary, located at the end of this report.
Noble Energy is a leading independent crude oil and natural gas exploration and production company with a diversified high-quality portfolio spanning three continents and consisting of both US unconventional and global offshore conventional assets. Founded in 1932, Noble Energy is a Delaware corporation, incorporated in 1969, and has been publicly traded on the New York Stock Exchange (NYSE) since 1980. We have a unique history of growth, evolving from a regional crude oil and natural gas producer to a global exploration and production company included in the Standard & Poor's 500 (S&P 500).
Our purpose, Energizing the World, Bettering People's Lives®, reflects our commitment to find and deliver energy through crude oil, natural gas and NGL exploration and production while living our commitment to contribute to the betterment of people's lives in the communities in which we operate. We strive to build trust through stakeholder engagement, act on our values, provide a safe work environment, respect our environment and care for our employees and the communities where we operate.
Our portfolio of assets is diversified through US and international projects and production mix among crude oil, natural gas, and NGLs. In particular, our business is focused on both US unconventional basins and certain global conventional basins. We endeavor to maintain a high-quality, growth-oriented portfolio of assets that are well-positioned on the global industry cost supply curve. In addition, our asset portfolio offers operational and investment flexibility.
In US unconventional basins, we have demonstrated competence in applying geological capabilities, drilling and completion expertise and midstream synergies to deliver incremental value. In onshore US, we typically apply a major project development concept to a US unconventional basin by utilizing an Integrated Development Plan (IDP) approach. In the global offshore, we have had notable exploration successes over the past decade, which have led to our entry into new conventional offshore basins, and have executed several major offshore development projects both on schedule and within budget which have provided long-lived cash flows to our business.

Approximately 75% of our 2017 capital program is allocated to US onshore development, primarily focused on liquids-rich opportunities in the DJ Basin, Delaware Basin and Eagle Ford Shale. Eastern Mediterranean capital expenditures, including initial development costs associated with the Leviathan project, represent over 20% of the total. As we manage our asset portfolio, we will consider expanding the portfolio to include additional long-term and/or large-scale exploration opportunities.
In addition, the majority of our assets are held by production, which provides for further investment and financial flexibility. Occasional strategic acquisitions of producing or non-producing properties, combined with the periodic divestment of assets, have allowed us to pursue our objective of a well-diversified, growing portfolio delivering attractive financial returns.
Oil and Gas Properties and Activities We search for crude oil and natural gas properties onshore and offshore, and seek to acquire exploration rights and conduct exploration activities in numerous areas of interest. Our activities include geophysical and geological evaluation; analysis of commercial, regulatory and political risks; and exploratory drilling, where appropriate.
Our current portfolio consists primarily of interests in developed and undeveloped crude oil and natural gas leases and concessions. These properties contribute all of our crude oil, natural gas and NGL production, provide continual investment opportunities in proved areas, and offer further exploration opportunities. Our new venture areas provide frontier exploration opportunities, which may result in the establishment of new operational areas in the future. We also own midstream assets primarily used in the processing and transportation of our onshore US production.
The map below illustrates the locations of our significant crude oil and natural gas exploration and production activities:
Operating Segments We manage our operations by region. Our segments, each of which is primarily in the business of crude oil, natural gas and NGL exploration, development, production and acquisition, include:

•
United States, including the onshore DJ Basin, Permian Basin, Eagle Ford Shale, Marcellus Shale, and offshore deepwater Gulf of Mexico, as well as the consolidated accounts of Noble Midstream Partners LP (Noble Midstream Partners), which completed its initial public offering of common units in 2016;

•	Eastern Mediterranean, including offshore Israel and Cyprus;

•	West Africa, including offshore Equatorial Guinea, Cameroon, and Gabon; and

•	Other International and Corporate, including new ventures such as offshore the Falkland Islands, Suriname, and Newfoundland.
Development Activities Our development projects have resulted from both exploration success as well as periodic strategic acquisitions. These projects provide multiple opportunities for consistent growth at attractive financial returns. Each project progresses, as appropriate, through the various development phases including appraisal, engineering and design, development drilling, construction and production. While development projects require significant capital investments, typically over a multi-year period, they offer sustained cash flows and attractive financial returns, while generally increasing net asset value over the oil and gas business cycle.

Onshore US, our low production-risk development programs, typically centered around IDPs, provide a stable base of production. These programs, which have delivered significant historical production growth, accommodate a flexible capital investment program that can be varied in response to changes in the commodity price environment. We continue to enhance project performance in these areas through technology and operational efficiencies.
Offshore, we engage in long-cycle development projects, such as the Tamar natural gas development, offshore Israel, which is currently undergoing expansion. We are also progressing a final investment decision for the first phase of development at the Leviathan natural gas field, offshore Israel, the largest natural gas discovery in our history.
Our development activities are discussed in more detail in the sections below.
Exploration Activities  We primarily focus on organic growth from exploration and development drilling activities, concentrating on basins or plays where we have strategic competitive advantages. These advantages are derived from proprietary seismic data and operational expertise, which we believe will generate superior returns over the oil and gas business cycle. We have had substantial historic exploration success in the deepwater Gulf of Mexico, the Levant Basin offshore Eastern Mediterranean and the Douala Basin offshore West Africa, resulting in the successful completion of numerous major development projects over the past decade.
In 2016, we performed limited exploration activities due to the commodity price environment. Also, after review of additional 3D seismic data, modeling and economic assessment, we determined that certain discoveries offshore West Africa were impaired in the current forward outlook for crude oil prices and wrote off related capitalized costs of $468 million, which is included in exploration expense. See International – West Africa (Equatorial Guinea, Cameroon and Gabon) discussion, below.
For 2017, we anticipate engaging in seismic acquisition and processing and potentially drilling an exploratory well offshore Suriname.
Acquisition and Divestiture Activities We maintain an ongoing portfolio management program. Accordingly, we may engage in acquisitions of additional crude oil or natural gas properties and related assets through either direct acquisitions of the assets or acquisitions of entities that own the assets. We may also periodically divest assets through asset or equity sales, exchanges, dissolutions of joint ventures or other transactions.
During 2016, we generated cash of approximately $1.5 billion through asset sales and the initial public offering of Noble Midstream Partners common units.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Item 8. Financial Statements and Supplementary Data – Note 3. Acquisitions, Divestitures and Merger.
Pending Acquisition of Clayton Williams Energy, Inc. On January 13, 2017, we executed a definitive agreement to acquire all of the outstanding common stock of Clayton Williams Energy, Inc. (Clayton Williams Energy) for $2.7 billion in Noble Energy stock and cash. The acquisition includes 71,000 highly contiguous net acres in the core of the Southern Delaware Basin in Reeves and Ward counties in Texas (directly adjacent to our existing 47,200 net acres). In addition, there are an additional 100,000 net acres in other areas of the Permian Basin. The acquisition provides for increased opportunities to drill longer lateral wells on our combined acreage positions, enhances our crude oil production base and future crude oil growth potential, adds to our midstream assets and provides future midstream buildout opportunities.
The transaction has been unanimously approved by the Boards of Directors of both Noble Energy and Clayton Williams Energy and is subject to approval by stockholders of Clayton Williams Energy. If approved, Clayton Williams Energy stockholders will receive 2.7874 shares of Noble Energy common stock and $34.75 in cash for each share of common stock held. In the aggregate, this totals 55 million shares of Noble Energy stock and $665 million in cash. The enterprise value of the transaction, based on Noble Energy's closing stock price as of January 13, 2017, is approximately $3.2 billion in the aggregate including the assumption of approximately $500 million in net debt. We intend to fund the cash portion of the acquisition through a draw on our revolving credit facility.
Closing is expected to occur second quarter 2017 and is subject to customary regulatory approvals, approval by the holders of a majority of Clayton Williams Energy common stock, and certain other conditions.

Proved Oil and Gas Reserves  Proved reserves at December 31, 2016 were as follows:

	December 31, 2016
	Proved Reserves
	Crude Oil and Condensate	Natural Gas	NGLs	Total
Reserves Category	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe) (1)
Proved Developed
United States	138	1,817	113	554
Israel	3	1,600	—	270
Equatorial Guinea	34	486	12	127
Total Proved Developed Reserves	175	3,903	125	951
Proved Undeveloped
United States	158	1,021	94	422
Israel	—	384	—	64
Total Proved Undeveloped Reserves	158	1,405	94	486
Total Proved Reserves	333	5,308	219	1,437
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
Our proved reserves totaled 1,437 MMBoe as of December 31, 2016 as compared with 1,421 MMBoe as of December 31, 2015. Changes primarily included the following:

•
positive revisions of 117 MMBoe related to our onshore US horizontal drilling programs and Alba field, offshore Equatorial Guinea, driven by increased well performance and/or lower operating or development costs in onshore US and the startup of the Alba B3 compression platform; and

•	extensions and other additions of 179 MMBoe related to our onshore US horizontal drilling programs due to successful expansion of our extended reach lateral well programs;
offset by:

•	production volumes of 154 MMBoe;

•	negative revisions of 53 MMBoe that were commodity price driven; and

•	reduction of 77 MMBoe primarily due to our 3.5% reduction in ownership in Tamar, the impact of the Marcellus Shale acreage exchange, and other smaller onshore US divestitures.
Our proved reserves are 68% US and 32% international, and the mix is 38% global liquids (crude oil and NGLs), 29% international natural gas and 33% US natural gas.
See Proved Reserves Disclosures, below, and Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Information (Unaudited) for further discussion of proved reserves.

United States
We have been engaged in crude oil, natural gas and NGL exploration and development activities throughout onshore US since 1932 and in the Gulf of Mexico since 1968. US operations accounted for 73% of 2016 total consolidated sales volumes and 68% of total proved reserves at December 31, 2016. Approximately 48% of the proved reserves in the US are natural gas, 30% are crude oil and condensate and 22% are NGLs.
Sales of production and estimates of proved reserves for our US operating areas were as follows:

	Year Ended December 31, 2016							December 31, 2016
	Sales Volumes							Proved Reserves
	Crude Oil & Condensate		Natural Gas		NGLs		Total	Crude Oil & Condensate	Natural Gas	NGLs	Total
	(MBbl/d)		(MMcf/d)		(MBbl/d)		(MBoe/d)	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)
DJ Basin	56		225		21		114	177	981	80	421
Eagle Ford Shale	10		129		22		54	30	453	76	181
Permian Basin	6		9		2		9	56	75	13	82
Marcellus Shale	1		486		8		91	5	1,275	36	253
Deepwater Gulf of Mexico	25		20		1		30	24	30	2	31
Other Onshore US	1	—	12	—	—	—	3	4	24	—	8
Total	99		881		54		301	296	2,838	207	976
Wells drilled in 2016 and productive wells at December 31, 2016 for our US operating areas were as follows:

	Year Ended December 31, 2016	December 31, 2016
	Gross Wells Drilled or Participated in (1)	Gross Productive Wells
DJ Basin	134	6,961
Eagle Ford Shale	22	318
Permian Basin	19	242
Marcellus Shale	17	238
Deepwater Gulf of Mexico	2	15
Other Onshore US	—	21
Total	194	7,795

(1)	Excludes exploratory wells drilled and suspended awaiting a sanctioned development plan or being assessed for economic viability. See Drilling Activity, below.

US Onshore
Our onshore US operations are located in proven basins with long-life production profiles and are typically developed utilizing an IDP, such as in the DJ Basin and now in the Permian Basin. These assets provide low production-risk drilling opportunities that offer predictable and long-term production, and a balanced commodity mix of crude oil, natural gas and NGLs. Locations of our onshore US operations as of December 31, 2016 are shown on the map below:

DJ BASIN
MARCELLUS SHALE
PERMIAN BASIN
EAGLE FORD SHALE

DJ Basin With the advent of horizontal drilling technology, the DJ Basin is recognized as a premier US crude oil resource play and is a key driver of our business and future growth. Our position in the area covers approximately 350,000 net acres.
In 2016 and currently, we are focusing our drilling and development activity on IDP areas, such as Wells Ranch and East Pony, allowing us to consolidate processing and handling infrastructure across large areas (typically 30,000 to 80,000 acres). IDP’s are areas of highly contiguous acreage where we can accelerate drilling and completion activities and drill a much higher percentage of extended reach lateral wells. Additionally, our IDP approach has provided an opportunity to efficiently and economically support production growth by constructing and expanding our infrastructure, including constructing our own centralized production facilities, gathering systems, and water infrastructure, across the DJ Basin.
2016 Activity In response to the current commodity price environment, we adopted a reduced but flexible 2016 capital program, and drilling efficiencies gained through longer laterals allowed us to continue an active drilling program in the basin. Operationally, we focused on reducing per unit operating costs while increasing operating efficiencies to support project returns and margin improvements. Through material efficiency gains in drilling, midstream expansions and synergies, and enhanced completion techniques, we were able to deliver 2016 production at lower capital and per unit operating costs than 2015.
Through strategic acreage transactions, we expanded our extended reach lateral well program to approximately 50% of wells drilled in 2016. During the year, we spud 106 horizontal wells, of which 55 were extended reach lateral wells, and 124 wells initiated production. We also participated in approximately 28 non-operated development wells during 2016.
Through continued active management of our portfolio, we facilitated certain asset monetizations which allow for the acceleration of asset development. In 2016, we:

•
closed an acreage exchange agreement to receive approximately 11,700 net acres within our Wells Ranch development area in exchange for approximately 13,500 net acres primarily from our Bronco development area, located southwest of Wells Ranch. The exchange enhances our ability to develop the field by improving our contiguous acreage position, increasing our lateral length potential and optimizing our access to central gathering facilities;

•
entered into an agreement to divest approximately 33,100 producing and undeveloped net acres in the Greeley Crescent area of Weld County, Colorado for $505 million, representing approximately 8% of our total DJ Basin acreage. We received proceeds of $486 million in 2016 and expect to receive the remaining proceeds in mid-2017. Proceeds received were applied to the field's basis with no recognition of gain or loss. As part of the transaction, all of the acreage in the Greeley Crescent IDP remains subject to dedications to Noble Midstream Partners for crude oil gathering, produced water services and fresh water services; and

•	sold certain other producing and non-producing assets, generating net proceeds of $20 million, which were applied to the field basis, with no recognition of gain or loss.
See Proved Reserves Disclosures, below, and Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Information (Unaudited) for discussion of proved reserves.
The DJ Basin contributed an average of 114 MBoe/d of sales volumes in 2016, representing approximately 28% of total consolidated sales volumes. DJ Basin sales volumes were approximately 49% crude oil and 18% NGLs. At December 31, 2016, proved reserves in the DJ Basin represented approximately 29% of our total proved reserves. See Proved Reserves Disclosures, below.
We exited 2016 with a two rig drilling program and intend to increase to three rigs in the second quarter of 2017. We remain engaged in a comprehensive effort to focus on capital and cost efficiencies and have adopted a capital spending program for 2017 that is supported by operating cash flows. Our spending program further provides flexibility to reassess activity levels in response to the commodity price environment as it evolves during the remainder of 2017.
Midstream Activity On September 20, 2016, Noble Midstream Partners completed its initial public offering of common units, which provided access to capital markets to support funding of our onshore US midstream investment program. Noble Midstream Partners owns, operates and will develop certain of our DJ Basin crude oil, natural gas and water-related midstream infrastructure and will also develop crude oil and produced water midstream infrastructure in our Delaware Basin position of the Permian Basin.
Permian Basin Our Permian Basin and Eagle Ford assets were added to our portfolio through the merger with Rosetta Resources Inc., on July 20, 2015 (Rosetta Merger), which increased our development inventory and further diversified our portfolio. Our operations in the Permian Basin are focused in Reeves County in the Southern Delaware Basin and as of December 31, 2016, we held approximately 40,000 net acres in the Delaware Basin and approximately 10,000 net acres in the Midland Basin.
Encouraged by our 2016 well results, we executed strategic leasing initiatives and entered into a bolt-on acquisition, for $295 million, which closed in early 2017. The acquisition included seven producing wells, of which four will be operated by us. The combined transactions added approximately 7,200 net acres with 2,400 Boe/d, net, of production near our producing properties and increased our contiguous acreage position in the Reeves County area.
Including our recently-announced acquisition of Clayton Williams Energy, which is expected to close in second quarter 2017, our Southern Delaware Basin acreage position will increase to approximately 120,000 net acres. See Pending Acquisition of Clayton Williams Energy, Inc., above.
2016 Activity We have tested multiple drilling and completion techniques utilizing slickwater, high intensity completions, increased proppant concentrations and longer laterals, which have led to stronger well performance and capital efficiencies.
In 2016, we operated one to three drilling rigs, drilled nine horizontal wells and commenced production on nine operated wells. In addition, we engaged in the construction of certain midstream assets, including our first central gathering facility, which we expect will be online in 2017.
For 2016, our assets in the Permian Basin contributed an average of 9 MBoe/d of sales volumes, representing approximately 2% of total consolidated sales volumes, and were approximately 67% crude oil and 17% NGLs. These assets represented approximately 6% of total proved reserves at December 31, 2016.
For 2017, we started the year with three rigs operating on our current acreage in the Permian Basin, and Clayton Williams Energy started the year with one rig operating on its acreage. We plan to add a second rig to the new acreage in second quarter 2017, following closing of the Clayton Williams Energy acquisition, and a third rig later in the year, in order to exit 2017 with a combined six rigs running in the Delaware Basin. While our 2017 capital program will focus on long laterals, pad drilling and multi-zone testing for our Permian Basin assets, it provides for flexibility and can be modified in response to changes in the commodity price environment.
Eagle Ford Shale Since our entry into the Eagle Ford Shale, we have applied IDP learnings from other onshore US assets to realize cost efficiencies, enhance completion designs and optimize well placement, thereby positively impacting costs and performance associated with our Texas assets.
We hold approximately 35,000 net acres located in the liquids-rich area of the play, including producing assets in Webb and Dimmit counties. Since acquiring these assets, we have worked to optimize drilling and completion designs to further develop both the Upper and Lower Eagle Ford zones, including the utilization of slickwater as a completion fluid and testing varying cluster spacing, lateral lengths and proppant quantities.

2016 Activity Our 2016 capital program was primarily focused within Webb and Dimmit counties where we operated one to two drilling rigs, drilled 22 horizontal wells and commenced production on 27 operated wells. We also closed the divestiture of certain assets located in La Salle, Atascosa, Live Oak and Dimmit counties where we had not engaged in drilling activities since the Rosetta Merger. Proceeds received totaled $68 million and were applied to the field's basis with no recognition of gain or loss.
For 2016, our assets in the Eagle Ford Shale contributed an average of 54 MBoe/d of sales volumes, representing approximately 13% of total consolidated sales volumes, and were approximately 19% crude oil and 41% NGLs. These assets represented approximately 13% of total proved reserves at December 31, 2016.
We exited 2016 with a two rig drilling program and in 2017, we will continue to evaluate results from our development program. Our capital program in 2017 provides flexibility to prudently manage our resources in response to changes in the commodity price environment.
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
In an effort to allow flexibility and enhance control over the pace and scale of development of our Marcellus Shale investment, we and our joint venture partner, CONSOL Energy Inc. (CONSOL), agreed to terminate our 50-50 Joint Development Agreement (JDA) on October 29, 2016 with an effective date of October 1, 2016. In connection with the terminated JDA, we executed and closed an exchange agreement whereby we and CONSOL each transferred all of our interest in a portion of co-owned properties to one another. As a result, we now hold an almost 100% interest in approximately 363,000 acres, primarily located in the wet gas area of northwest West Virginia and a small acreage position in southwest Pennsylvania, with associated sales volumes of approximately 450 MMcfe/d. We anticipate a decline in sales volumes of approximately 100 MMcfe/d in 2017 and our proved reserves as of December 31, 2016 reflect divestment of approximately 185 Bcf (or 25 MMBoe, net of 4 MMBls of NGL reserves acquired) in the Marcellus Shale driven by our asset exchange. In addition to the acreage and production realignment between the two companies, we remitted a cash payment of approximately $213 million to CONSOL at closing. Terminating the JDA resulted in the elimination of the remaining outstanding contingent carry cost obligation of $1.6 billion due from us.
2016 Activity Prior to the termination of the JDA, the joint venture completed 17 wells and initiated production on 42 wells. During the year, we focused on well completions, while not performing any drilling activities in response to low commodity prices. However, operational performance remained strong, with volumes increasing 18% compared to 2015 and we achieved material reductions in operating expense as compared with the prior year.
Our allocated capital investment in the Marcellus Shale was limited to the completion of previously-drilled wells in our non-operating dry gas areas. After the termination of the JDA, we focused on the completion of two wells in our wet gas areas.
The Marcellus Shale contributed an average of 546 MMcfe/d of sales volumes, approximately 22% of total consolidated sales volumes in 2016, and represented approximately 18% of total proved reserves at December 31, 2016. See also Proved Reserves Disclosures, below.
Our 2017 capital program is flexible and includes the completion of previously drilled wells. We currently have no rigs running in the Marcellus Shale but have the potential to add one rig at year-end 2017.
CONE Gathering We and CONSOL each own a 50% interest, and have joint control of CONE Gathering LLC (CONE Gathering), which constructs, owns and operates midstream infrastructure servicing our production in the Marcellus Shale. CONE Gathering owns the general partner controlling interest in CONE Midstream Partners LP (CONE Midstream), a master limited partnership, formed in late 2014. Through our 50% ownership interest in the general partner of CONE Midstream, we have significant influence over the management and operations of CONE Gathering and CONE Midstream in accordance with overall strategic plans, including the maintenance and development of our Marcellus Shale assets and monetization of natural gas production within the basin.
During 2016, CONE Midstream continued to increase both revenues and average throughput as a result of new well connections and the impact of de-bottlenecking projects coming online.
In fourth quarter 2016, CONE Midstream completed an acquisition of assets from CONE Gathering, which increased our ownership of CONE Midstream common units from 32.1% to 33.5%. CONE Gathering distributed cash of $70 million to us. See Item 8. Financial Statements and Supplementary Data – Note 7. Equity Method Investments.
Bowdoin Sale  During 2016, we completed the sale of our Bowdoin property (north central Montana), generating proceeds of $43 million, and recognizing a $23 million loss.

Deepwater Gulf of Mexico   Locations of our operations in the deepwater Gulf of Mexico as of December 31, 2016 are shown on the map below:

Our deepwater Gulf of Mexico operations resulted from lease acquisition, expansion of our 3D seismic database, and an oil-levered drilling program. We have several producing fields and an inventory of identified prospects, which are a combination of both high impact subsalt prospects and smaller tie-back opportunities. These prospects are subject to an ongoing technical maturation process and may or may not emerge as drillable options.
We currently hold leases on approximately 70 deepwater Gulf of Mexico blocks, representing approximately 51,000 net developed acres and approximately 192,000 net undeveloped acres. We are the operator on nearly 80% of our leases. See also Developed and Undeveloped Acreage – Future Acreage Expirations, below.
2016 Activity Our activity in 2016 primarily focused on commencing production from our Gunflint crude oil discovery, drilling our exploratory Silvergate prospect and the Katmai 2 appraisal well and performing certain remediation activities. We also successfully completed the planned decommissioning of the Raton field and the plug and abandonment work for Lorien. See Offshore Producing Properties and Update to Major Gulf of Mexico Projects, below.
The deepwater Gulf of Mexico contributed an average of 30 MBoe/d of sales volumes in 2016, approximately 7% of total consolidated sales volumes, and represented approximately 2% of total proved reserves at December 31, 2016.
Our 2016 capital program included the use of the Atwood Advantage drillship, which is under a multi-year contract for services and has been redeployed to offshore Israel. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations. Our 2017 exploration budget has been reduced, but provides flexibility to respond to commodity price changes.
During 2016, we completed our geological evaluation of certain deepwater Gulf of Mexico leases and determined that several leases, representing $91 million of undeveloped leasehold cost, should be impaired and written off. As a result, we recognized $58 million of undeveloped leasehold impairment expense and recorded a $33 million decrease in our valuation pool of individually insignificant leases.
We have remaining capitalized undeveloped leasehold cost of approximately $105 million related to deepwater Gulf of Mexico prospects that have not yet been drilled. Leases representing over 75% of this cost are scheduled to expire over the years 2018 to 2020. In addition, some leases may become impaired if production is not established or should we not take action to extend the terms of the leases. As a result of our exploration activities, future undeveloped leasehold amortization and impairment expense could be significant.
Offshore Producing Properties

Gunflint (Mississippi Canyon Block 948; 31% operated working interest)  Gunflint is a 2008 crude oil discovery, utilizing a two-well subsea tieback to the Gulfstar 1 spar platform. Production commenced in July 2016 and contributed 4 MBoe/d of sales volumes in 2016.
Rio Grande Development including Big Bend (Mississippi Canyon Block 698; 54% operated working interest) and Dantzler (Mississippi Canyon Block 782; 45% operated working interest) The Rio Grande crude oil development project consists of a single producing well from Big Bend, a 2012 crude oil discovery, and two producing wells from Dantzler, a 2013 crude oil discovery, flowing to the Thunder Hawk platform for which we assumed operatorship in 2016. The Rio Grande development commenced production in October 2015 and contributed an average of 16 MBoe/d of sales volumes in 2016.
Galapagos Development Project including Isabela (Mississippi Canyon Block 562; 33.33% non-operated working interest), Santa Cruz (Mississippi Canyon Blocks 519/563; 23.25% operated working interest) and Santiago (Mississippi Canyon Block 519; 23.25% operated working interest) The Galapagos crude oil development project consists of Isabela, a 2007 discovery, Santa Cruz, a 2009 discovery, and Santiago, a 2011 discovery. The Galapagos development began producing in 2012 and is connected to existing infrastructure through subsea tiebacks. During 2016, workover activities were conducted at Isabela to remediate the well, production commenced in the second half of 2016, and well stimulation was performed in fourth quarter 2016 to enhance recovery. Galapagos contributed an average of 5 MBoe/d of sales volumes in 2016.
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
Update to Major Gulf of Mexico Projects
Silvergate (Mississippi Canyon Block 339; 50% operated working interest) Drilling operations were completed at our Silvergate exploration well. The well did not encounter commercial quantities of hydrocarbons and has been plugged and abandoned.  In 2016, we recorded dry hole expense of $87 million associated with this well.
Katmai (Green Canyon Block 40; 50% operated working interest) During 2014, we announced successful final well results at the Katmai exploratory well. Katmai was drilled to a total depth of 27,900 feet in 2,100 feet of water. Wireline logging data indicated a total of 154 net feet of crude oil pay discovered in multiple reservoirs, including 117 net feet in Middle Miocene and 37 net feet in Lower Miocene reservoirs. In second quarter 2016, we spud our Katmai 2 appraisal well (38% operated working interest), located in Green Canyon Block 39, and encountered high pressure in the untested fault block. In response, we temporarily abandoned the well and are assessing plans to complete appraisal. As of December 31, 2016, we have capitalized approximately $43 million of costs associated with our Katmai 2 appraisal well.
Troubadour (Mississippi Canyon Block 699; 60% operated working interest) Troubadour is a 2013 natural gas discovery for which we are currently evaluating development scenarios, including subsea tieback to existing infrastructure.
Asset Impairments We recorded property impairment expense of $158 million in 2015. See Item 8. Financial Statements and Supplementary Data – Note 5. Asset Impairments.
Regulatory Environment Various federal agencies overseeing certain of our activities in the Gulf of Mexico have adopted new regulations and are considering others. See Regulations - US Offshore Regulatory Developments, Item 1A. Risk Factors, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Oil and Gas Exploration Expense.
International
Our international business focuses on offshore opportunities in a number of countries and diversifies our portfolio. Development projects in the Eastern Mediterranean and West Africa contributed substantially to our growth over the last decade.
Previous exploration successes offshore Israel, West Africa, and Cyprus have identified multiple major development projects that have the potential to contribute to production growth in the future.
On the development side, during 2016, we began drilling the Tamar 8 development well and advanced Eastern Mediterranean regional natural gas export opportunities. Offshore Equatorial Guinea, the operator of the Alba field completed the Alba field compression project, resulting in extension of field life and improved field economics. We also wrote off capitalized exploratory costs related to certain discoveries offshore West Africa. See Eastern Mediterranean (Israel and Cyprus) and West Africa (Equatorial Guinea, Cameroon and Gabon), below.

International operations accounted for 27% of total consolidated sales volumes in 2016 and 32% of total proved reserves at December 31, 2016. International proved reserves are approximately 89% natural gas and 11% crude oil, NGLs and condensate.
Operations in Cyprus, Equatorial Guinea, Gabon and Suriname are conducted in accordance with the terms of Production Sharing Contracts (PSCs). In Cameroon, we operate in accordance with the terms of a mining concession. Operations in Israel, the Falkland Islands, and other foreign locations are conducted in accordance with concession agreements, permits or licenses. See Item 1A. Risk Factors.
Locations of our international operations as of December 31, 2016 are shown on the map below:

Sales volumes and estimates of proved reserves for our international operating areas were as follows:

	Year Ended December 31, 2016				December 31, 2016
	Sales Volumes				Proved Reserves
	Crude Oil & Condensate	Natural Gas	NGLs	Total	Crude Oil & Condensate	Natural Gas	NGLs	Total
	(MBbl/d)	(MMcf/d)	(MBbl/d)	(MBoe/d)	(MMBbls)	(Bcf)	(MMBbls)	(MMBoe)
International
Israel	—	281	—	47	3	1,984	—	334
Equatorial Guinea	26	235	—	65	34	486	12	127
Total International	26	516	—	112	37	2,470	12	461
Equity Investee	2	—	5	7	—	—	—	—
Total	28	516	5	119	37	2,470	12	461
Equity Investee Share of Methanol Sales (MMgal)				162

Wells drilled in 2016 and productive wells at December 31, 2016 in our international operating areas were as follows:

	Year Ended December 31, 2016	December 31, 2016
	Gross Wells Drilled or Participated in	Gross Productive Wells
International
Israel	—	8
Equatorial Guinea	—	26
Total International	—	34
Eastern Mediterranean (Israel and Cyprus)  One of our operating areas is the Eastern Mediterranean, where we have drilled 12 successful exploration and appraisal wells and identified the existence of substantial natural gas resources since we obtained our first exploration license offshore Israel in 1998.
Israel, the only producing country in our Eastern Mediterranean area, contributed an average of 281 MMcf/d of natural gas sales volumes in 2016, approximately 11% of total consolidated sales volumes, and represented approximately 23% of total proved reserves at December 31, 2016. Our leasehold position in the Eastern Mediterranean at December 31, 2016, included four leases and three licenses operated offshore Israel and one license operated offshore Cyprus.
At December 31, 2016, the Eastern Mediterranean position included approximately 78,000 net developed acres and 116,000 net undeveloped acres located between 10 and 90 miles offshore Israel in water depths ranging from 700 feet to 6,500 feet. The license offshore Cyprus covers approximately 33,000 net undeveloped acres adjacent to our Israel acreage.
Locations of our operations in the Eastern Mediterranean as of December 31, 2016 are shown below:
Offshore Israel Noble Energy and our partners have delivered reliable and cost effective natural gas to Israeli citizens for over a decade. During this time, we have reliably and consistently delivered approximately 1.9 Tcf, gross, of natural gas to Israeli customers, including the Israel Electric Corporation (IEC), the largest supplier of electricity in the country.
We are the first company to construct, operate and produce from a major natural gas development project offshore Israel. Our Mari-B discovery provided the country with its first supply of domestic natural gas in 2004. In 2009, we discovered the Tamar field, another substantial natural gas resource. To maintain and increase natural gas supply to Israel, we developed the Tamar field with a discovery to production cycle time of approximately four years, which is exceptionally fast by global industry standards for an offshore natural gas project of this magnitude and complexity.
We continue to partner with customers and the Government of Israel to provide a reliable fuel source to support affordable energy for the people of Israel. In 2010 we discovered the Leviathan field, our largest natural gas discovery to date. The quantity of discovered natural gas resources at Tamar and Leviathan positions Israel to meet domestic needs for decades and to become a significant natural gas exporter. Multiple natural gas customers exist in the region, and Israel’s domestic demand is predicted to continue to grow over the next decade primarily driven by increased use of natural gas over coal to fuel power generation.
In addition to our natural gas discoveries, the Levant Basin is prospective for crude oil discoveries at greater depths. We conducted preliminary exploration activities in 2012 and are analyzing the potential for future exploration.
Domestic Natural Gas Demand As the Israeli economy continues to grow, the demand for natural gas used primarily for electricity generation is also expected to grow. Demand for natural gas in the industrial sector, including refineries, chemical, desalination, cement and other plants, as well as residential uses, is also increasing. These sectors are gaining confidence that a long-term supply of natural gas will be available and are now investing the capital necessary to convert facilities and infrastructure to use natural gas. In addition, government requirements for emissions reductions has also driven incremental demand for natural gas beginning in 2016. We have executed numerous natural gas sales and purchase agreements (GSPAs) with domestic customers. See International Marketing Activities and Delivery Commitments, below.
Regional Demand and Exports The Eastern Mediterranean presents an opportunity to match our low cost, abundant supply of natural gas with a substantially undersupplied regional market, including customers in Jordan and Egypt. With the Tamar field online providing reliable production, and the Leviathan Plan of Development approved by the Government of Israel and nearing final investment decision, we are well positioned to supply natural gas to the region for many years.
Israel Natural Gas Projects
Tamar (32.5% operated working interest) The Tamar project began production in March 2013 and has peak flow rates of approximately 1.1 Bcf/d, gross, to support seasonal high demand periods. In 2015, we completed the Tamar compression project, which expanded field production capacity by adding compression at the Ashdod onshore terminal (AOT). Growth in power, industrial and residential demand in Israel, coupled with almost 100% uptime, enabled us to set new records for sales from our Tamar field, both on a quarterly basis of 313 MMcfe/d, net, during third quarter 2016 and on a cumulative gross production milestone of one trillion cubic feet from our Tamar field since initial production in first quarter 2013. Net production from Tamar averaged 281 MMcfe/d for 2016. In late October 2016, we spud the Tamar 8 development well which will increase supply reliability as demand for natural gas increases domestically.
The Israel Natural Gas Framework (Framework) provides for reduction in our ownership interest in Tamar to 25% by year-end 2021. In mid-2016, we signed a definitive agreement to divest a portion of our interest in the Tamar field, and in December 2016, we closed the divestiture of 3.5% ownership interest, partially fulfilling this commitment required by the Framework. The total sales price was $431 million. After consideration of timing and tax adjustments, we received cash proceeds of $316 million at closing. Proceeds received were ratably allocated to the field's basis and resulted in the recognition of a $261 million gain. Our proved reserves as of December 31, 2016 reflect a reduction of 214 Bcf of natural gas driven by the divestiture.
Tamar Southwest (32.5% operated working interest) We continue to work with the Government of Israel to obtain regulatory approval of the development plan for our 2013 Tamar Southwest discovery, which is intended to utilize current Tamar infrastructure. Timely development of Tamar Southwest would help reinforce the reliability for our Tamar project and support increased customer demand.
Tamar Expansion Project (32.5% operated working interest) We have also engaged in the planning phase for the Tamar expansion project. The project would expand field deliverability to approximately 2.1 Bcf/d, a quantity that would allow for regional export. Expansion would include a third flow line component and additional producing wells.
Leviathan Natural Gas Project (39.66% operated working interest)  The development of Leviathan will substantially expand our capacity to deliver natural gas to Israel and the region, as well as provide a second source of domestic natural gas supply and redundancy of infrastructure. Due to Leviathan's size, full field development is expected to require several development phases. Our Plan of Development was approved by the Government of Israel during mid-2016 and we and our partners are performing front-end engineering design (FEED) studies necessary to progress the project to final investment decision (project sanction) in early 2017 and are targeting production by the end of 2019.
The initial Leviathan field development will be a subsea tie-back to a shallow-water platform with a connection to the Israel Natural Gas Lines (INGL) pipeline network. In fourth quarter 2016, we wrote off $88 million of capitalized concept selection costs associated with certain abandoned development concepts that are no longer viable. See Item 8. Financial Statements and Supplementary Data – Note 5. Asset Impairments.

Timing of Leviathan project sanction depends on numerous factors, including completion of necessary marketing activities, engineering and construction planning and availability of funds from us and our partners to invest in the project. We have made significant progress on these fronts and are nearing project sanction.
The marketing and development of natural gas from this asset is intended to serve both domestic demand and regional export. We are actively engaged in natural gas marketing activities and have executed multiple GSPAs for a total of up to approximately 525 MMcf/d, gross, or approximately 180 MMcf/d, net to Noble Energy, of natural gas from the Leviathan field.
Our largest Leviathan GSPA, with the National Electric Power Company Ltd. (NEPCO) of Jordan, provides for sales of natural gas intended for consumption in power production facilities over a 15-year period.  The execution of this agreement is subject to regulatory approvals from both Israel and Jordan. Sales to NEPCO are anticipated to commence at field startup. See Israel Natural Gas Framework and Regulatory Environment, below.
Karish and Tanin The Framework also provided for the divestiture of the Karish and Tanin discoveries, and, in November 2015, we executed an agreement to divest our 47% interest in the Alon A and Alon C offshore Israel licenses, which include the Karish and Tanin fields. The transaction closed in early 2016 for a total transaction value of $73 million ($67 million for asset consideration and $6 million from adjustment of costs). No gain or loss was recognized.
Other Discoveries Offshore Israel  Our development plan for the Dalit field (36% operated working interest), a 2009 natural gas discovery, was approved by the Government of Israel. Development includes a tieback to the Tamar platform. We are also analyzing 3D seismic data to evaluate the additional potential of the area, including the possible existence of hydrocarbons at deeper intervals.
In July 2016, the Petroleum Commissioner of Israel deemed our Dolphin 1 (39.66% operated working interest) 2011 natural gas discovery to be non-commercial. As a result, we recorded exploration expense of $26 million in 2016 due to the expiration of our exploration license.
Asset Impairments During 2016 and 2015, we recorded impairment expense of $88 million and $36 million, respectively, related to offshore Israel properties. See Item 8. Financial Statements and Supplementary Data – Note 5. Asset Impairments.
Israel Natural Gas Framework and Regulatory Environment We are subject to certain fiscal, antitrust and other regulatory challenges in Israel. These challenges have been addressed with the enactment of a comprehensive regulatory natural gas framework by the Government of Israel. See Regulations – Israel Natural Gas Framework and Item 1A. Risk Factors – Our Eastern Mediterranean natural gas marketing activities bear certain geopolitical, regulatory, economic and financial risks that could adversely impact our ability to monetize our Israel and Cyprus natural gas assets.
Cyprus Project (Offshore Cyprus) During fourth quarter 2015, we entered into a farm-out agreement with a partner for a 35% interest in Block 12, which includes the Aphrodite natural gas discovery, for $171 million. We received initial proceeds of $131 million related to the farm-out agreement and received the remaining consideration, subject to post-close adjustments, in January 2017. The proceeds were applied to the field's basis with no gain or loss recognized. We will continue to operate with a 35% interest. As part of the farm-out process, we negotiated a waiver of our remaining exploration well obligation.
During 2015, we submitted a Declaration of Commerciality and in mid-2016, we submitted an updated Development Plan to the Government of Cyprus. We continue to work with the Government of Cyprus to obtain approval of the development plan and the issuance of an Exploitation License for the Aphrodite field. Receiving an Exploitation License, in conjunction with securing markets for Aphrodite natural gas, will allow us and our partners to perform the necessary FEED studies and progress the project to final investment decision. In preparation for FEED, we and our partners are currently performing preliminary engineering and design (pre-FEED) for the potential development of Aphrodite field that, as currently planned, would deliver natural gas to potential customers in Cyprus and Egypt.
West Africa (Equatorial Guinea, Cameroon and Gabon)  West Africa is one of our operating areas and includes the Alba field, Block O and Block I offshore Equatorial Guinea, the YoYo mining concession, offshore Cameroon, and one block offshore Gabon. In West Africa, our working interests can be burdened by overriding royalty interests and/or other government interests. As such, our working interests may differ from our revenue interests. Equatorial Guinea is currently our only producing country in our West Africa segment and, excluding the impact of equity investees, Equatorial Guinea contributed an average of 65 MBoe/d of sales volumes in 2016 and represented approximately 16% of total consolidated sales volumes. At December 31, 2016, Equatorial Guinea represented approximately 9% of total proved reserves. We held approximately 118,000 net developed acres and 10,000 net undeveloped acres in Equatorial Guinea, 168,000 net undeveloped acres in Cameroon, and 403,000 net undeveloped acres in Gabon at December 31, 2016.

Locations of our operations in Equatorial Guinea and Cameroon, as of December 31, 2016 are shown on the map below:
Aseng Field Aseng is an oil field on Block I (40% operated working interest, 38% revenue interest), offshore Equatorial Guinea, which began producing in 2011. The development includes five horizontal producing wells flowing to the Aseng FPSO where the crude oil is stored until sold, and natural gas and water are reinjected into the reservoir to maintain pressure and maximize crude oil recoveries. In late 2016, the Aseng field reached several milestones including cumulative crude oil production of 80 MMBbls since coming online in 2011. We also completed the first major turnaround since production commenced. During 2016, the Aseng Field produced approximately 9 MBoe/d, net.
The Aseng FPSO is designed to act as a crude oil production hub, as well as liquids storage and offloading facility, with capabilities to support future subsea oil field developments in the area. It also has the ability to process and store condensate from natural gas condensate fields in the area, the first of which is Alen. Since it first came online, the Aseng field has maintained reliable and safe performance, averaging over 99% production uptime.
Alen Field  Alen is a natural gas and condensate field primarily on Block O (51% operated working interest, 45% revenue interest), offshore Equatorial Guinea, which includes three production wells and three natural gas injection wells connected to a production platform that utilizes the Aseng FPSO for storage and offloading. Alen has been producing since 2013 and produced approximately 8 MBoe/d, net, during 2016. In December 2016, Alen surpassed the 30 MMBbls cumulative gross production milestone. This accomplishment was achieved with a remarkable safety record of over 900 days without a recordable or lost time incident.
The Alen platform is expected to be utilized in our natural gas monetization efforts. See West Africa Natural Gas Monetization below.
Alba Field  Alba is a natural gas and condensate field located offshore, Equatorial Guinea (35% non-operated working interest, 34% revenue interest), which has been producing since 1991. Operations include the Alba field and related production and condensate storage facilities, an LPG processing plant where additional condensate is extracted along with LPGs, and a methanol plant capable of producing up to 3,100 gross metric tons per day. The LPG processing plant and the methanol plant are located on Bioko Island, Equatorial Guinea. During 2016, the Alba field produced an average of 55 MBoe/d, net, reflecting 48 MBoe/d attributable to total sales volumes and 7 MBoe/d attributable to an equity investee.
During 2016, we along with the Alba field operator completed the Alba B3 compression project. Adding a compression platform to Alba is expected to extend the field life, and resulted in positive proved reserves revisions of 10 MMBoe at December 31, 2016.
We sell our share of primary condensate produced in the Alba field under short-term contracts at market-based prices. We sell our share of natural gas production from the Alba field to the LPG plant, the methanol plant and an unaffiliated LNG plant. The LPG plant is owned by Alba Plant LLC (Alba Plant), in which we have a 28% interest. The methanol plant is owned by Atlantic Methanol Production Company, LLC (AMPCO), in which we have a 45% interest. AMPCO purchases natural gas from the Alba field under a contract that runs through 2026 and subsequently markets the produced methanol primarily to customers in the US and Europe. Alba Plant sells its LPG products and secondary condensate at our marine terminal at prevailing market prices. In the first half of 2016, we completed scheduled turnaround activities for both the AMPCO methanol plant and the Alba LPG plant.
We account for both Alba Plant and AMPCO as equity method investments and present our share of income as a component of revenues. We consider these equity method investments essential components of our business as well as necessary and integral elements of our value chain in support of ongoing operations in our West Africa operating area. Our Alba asset teams are fully engaged in operational and financial decisions and exert significant influence in the monetization of the Alba field and Alba Plant. We hold a voting position on AMPCO's leadership team through AMPCO's management committee, and our asset teams influence decisions regarding capital investments, budgets, turnarounds, maintenance and other project matters.
Other Block O & I Projects  In 2016, we analyzed, interpreted and evaluated acquired 3D seismic data across Blocks O and I. We determined that certain discoveries were impaired in the current forward outlook for crude oil prices and charged $468 million of capitalized exploratory well cost to exploration expense. We believe that the acreage attributable to the properties is currently subject to Blocks O and I PSCs which expire in 2036 and 2034, respectively.
Cameroon We have an interest in approximately 168,000 undeveloped acres offshore Cameroon in our YoYo mining concession (100% operated working interest). The YoYo-1 exploratory well was drilled in 2007, discovering natural gas and condensate. We are working with the government of Cameroon to evaluate natural gas development options, as well as to convert the YoYo mining concession to a PSC, which will provide a more robust framework directly related to oil and gas operational activities. We have completed reprocessing of 3D seismic data over our YoYo mining concession and are currently evaluating the data.
In 2016, we relinquished our acreage position in the Tilapia block (46.67% operated working interest), which covered an area of approximately 916,000 gross acres, to the Cameroon government and have exited this block. There was no significant impact to our 2016 financial results as dry hole costs relating to the Cheetah exploration well were expensed in 2015.
West Africa Natural Gas Monetization  We continue our efforts to monetize the significant natural gas resources represented by our discoveries offshore West Africa, including our 2007 Yolanda discovery (Block I) and 2008 Felicita discovery (Block O), offshore Equatorial Guinea, the YoYo discovery, offshore Cameroon, as well as natural gas from our Aseng and Alen fields.
A natural gas development team is working with both governments to evaluate natural gas monetization concepts at Bioko Island. Our current development concept provides for subsea tieback of Blocks I and O discoveries to the Alen platform. In third quarter 2016, a data exchange agreement for the 2007 Yolanda discovery (Block I) and 2007 YoYo discovery was executed between the governments of Equatorial Guinea and Cameroon. The execution of the agreement marks a significant milestone as a first step towards unitization of any cross border resources.
Offshore Gabon We are the operator of Block Doukou Dak (60% working interest), an undeveloped, deepwater area, covering approximately 671,000 gross acres. Our exploration commitment includes an obligation for 3D seismic, which was acquired during second quarter 2016 and is currently being processed. Final product delivery is anticipated early 2017.
See also Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
Other International
Our other international operations contributed no sales volumes for 2016 and had no proved reserves at December 31, 2016.
Offshore Falkland Islands In 2015, we experienced material operational issues with a drilling rig while drilling the Humpback well. The same drilling rig was scheduled to drill another prospect but due to significant safety and operational concerns, the drilling contract was terminated in first quarter 2016. As a result, we expensed $41 million of capitalized rig costs relating to pre-drill activities which is reflected in other operating expense, net, in the consolidated statements of operations.
We have been working closely with our partners and the Falkland Islands Government to evaluate a path forward for our Rhea prospect, located in the North Falkland Basin adjacent to a third party's 2010 Sea Lion discovery, and in 2016, we received a three-year extension for this license. We also held certain other licenses located in the South Falkland Basin and following completion of our geological assessment, we exited all licenses outside of PL-001, which contains the Rhea prospect, which resulted in $25 million undeveloped leasehold impairment expense in 2016.
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

Offshore Suriname  In October 2015, we acquired a non-operated 20% working interest in Block 54 offshore Suriname in the Atlantic Ocean via farm-in from Tullow Oil plc (Tullow). Tullow is the operator with a 30% interest. We have acquired and processed 3D seismic information and are currently interpreting data. We currently anticipate participating in drilling activities in late 2017.
Offshore Newfoundland, Canada In November 2016, we acquired a non-operated 25% working interest in exploration parcels (blocks) 3, 4, and 8, and a non-operated 40% working interest in exploration parcel (block) 10. BP Canada Energy Group ULC is the operator of the blocks. We have acquired 3D seismic data which will allow us to assess the economic viability of this exploration prospect.
North Sea  The non-operated MacCulloch field is currently undergoing decommissioning activities. Due to its size and location, field abandonment is a multi-year process, requiring several phases. Therefore, our share of estimated field abandonment costs, recorded as an asset retirement obligation, may change over time.
The operator of the MacCulloch field has notified working interest owners that the scope and magnitude of decommissioning activities has been revised downward, resulting in a potential adjustment of the project timeline with lower field abandonment costs. As of December 31, 2016, we had a total asset retirement obligation of $85 million related to this remediation project. As the operator moves beyond the initial decommissioning phase, we will continue to monitor the status and costs of the project and will adjust our estimate accordingly.
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
Our Senior Vice President – Corporate Development oversees our corporate business development, strategic planning, environmental analysis and reserves departments. He is the technical person primarily responsible for overseeing the preparation of our reserves estimates and the third-party audit of our reserves estimates. He has Bachelor of Science and Master of Science degrees in Petroleum Engineering and over 36 years of industry experience with positions of increasing responsibility in engineering, evaluations, and business unit management at the Company. The Senior Vice President – Corporate Development reports directly to our Chief Executive Officer.
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
We used a combination of production and pressure performance, wireline wellbore measurements, simulation studies, offset analogies, seismic data and interpretation, wireline formation tests, geophysical logs and core data to calculate our reserves estimates, including the material additions to the 2016 reserves estimates.
Based on reasonable certainty of reservoir continuity in US onshore formations where we operate, we may record proved reserves associated with wells more than one offset location away from an existing proved producing well. All of our wells drilled that were more than one offset away from a proved producing well at the time of drilling were determined to be economically producible.
Third-Party Reserves Audit  In each of the years 2016, 2015, and 2014, we retained NSAI to perform audits of proved reserves. The reserves audit for 2016 included a detailed review of nine of our major onshore US, deepwater Gulf of Mexico and international fields, which covered approximately 88% of US proved reserves and 99.9% of international proved reserves (92% of total proved reserves). The reserves audit for 2015 included a detailed review of nine of our major fields and covered approximately 91% of total proved reserves. The reserves audit for 2014 included a detailed review of eight of our major fields and covered approximately 88% of total proved reserves.
In connection with the 2016 reserves audit, NSAI prepared its own estimates of our proved reserves. In order to prepare its estimates of proved reserves, NSAI examined our estimates with respect to reserves quantities, future production rates, future net revenue, and the present value of such future net revenue. NSAI also examined our estimates with respect to reserves categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.
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
NSAI determined that our estimates of reserves have been prepared in accordance with the definitions and regulations of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued an unqualified audit opinion on our proved reserves at December 31, 2016, based upon their evaluation. NSAI concluded that our estimates of proved reserves were, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI’s report is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
When compared on a field-by-field basis, some of our estimates are greater and some are less than the estimates of NSAI. Given the inherent uncertainties and judgments that go into estimating proved reserves, differences between internal and external estimates are to be expected. For proved reserves at December 31, 2016, on a quantity basis, the NSAI field estimates ranged from 3.1 MMBoe or 2% above to 6 MMBoe or 7% below as compared with our estimates on a field-by-field basis. Differences between our estimates and those of NSAI are reviewed for accuracy but are not further analyzed unless the aggregate variance is greater than 10%. Reserves differences at December 31, 2016 were, in the aggregate, approximately 27.9 MMBoe, or 2%.
Proved Reserves
We have historically added reserves through our exploration program, development activities, and acquisition of producing properties. Changes in proved reserves were as follows:

	Year Ended December 31,
	2016	2015	2014
(MMBoe)
Proved Reserves Beginning of Year	1,421	1,404	1,406
Revisions of Previous Estimates	64	(216)	21
Extensions, Discoveries and Other Additions	179	100	120
Purchase of Minerals in Place	4	269	—
Sale of Minerals in Place	(77)	(6)	(33)
Production	(154)	(130)	(110)
Proved Reserves End of Year	1,437	1,421	1,404
Revisions  Revisions of previous estimates represent changes in previous reserves estimates, either upward (positive) or downward (negative), resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, development costs or abandonment costs. Revisions included the following:

•
changes for the year ended December 31, 2016 include positive revisions of 43 MMBoe for the DJ Basin, 42 MMBoe for the Marcellus Shale, 11 MMBoe for the Permian Basin, 6 MMBoe for deepwater Gulf of Mexico, 5 MMBoe for other onshore US and 10 MMBoe for Alba field, offshore Equatorial Guinea, due to increased performance and/or lower development or operating costs; partially offset by negative revisions of 53 MMBoe due to lower commodity prices;

•
changes for the year ended December 31, 2015 include negative revisions of 307 MMBoe due to lower commodity prices, downward revisions of 9 MMBoe and 5 MMBoe for the DJ Basin and Eagle Ford Shale, respectively, primarily due to current drilling and development plans in the DJ Basin and expected reserve recovery from existing producing wells in the Eagle Ford Shale, and downward revisions of 3 MMBoe due to natural field decline from the Mari-B field, offshore Israel; offset by positive performance revisions of 81 MMBoe for the Marcellus Shale, 17 MMBoe for the Permian Basin and 10 MMBoe for Alba field; and

•
changes for the year ended December 31, 2014 included positive performance revisions of 18 MMBoe for the Marcellus Shale, 4 MMBoe for deepwater Gulf of Mexico, 4 MMBoe for Alba field, and 3 MMBoe for the Tamar field; offset by a downward revision of 8 MMBoe for the DJ Basin primarily due to planned reduction in pace of drilling activity due to lower commodity prices.

Extensions, Discoveries and Other Additions  These are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. Extensions, discoveries and other additions included the following:

•
changes for the year ended December 31, 2016 include increases of 83 MMBoe in the DJ Basin, 42 MMBoe in the Marcellus Shale, 33 MMBoe in the Permian Basin and 21 MMBoe in the Eagle Ford Shale, all associated with our horizontal drilling programs;

•	changes for the year ended December 31, 2015 include increases of 86 MMBoe in the DJ Basin and 14 MMBoe in the Marcellus Shale associated with our horizontal drilling programs; and

•
changes for the year ended December 31, 2014 included increases of 48 MMBoe in the DJ Basin, 62 MMBoe in the Marcellus Shale, and 10 MMBoe deepwater Gulf of Mexico primarily attributable to sanction of the Dantzler development.

Approximately 75% of our 2017 capital program is allocated to onshore US, primarily in the DJ Basin, Delaware Basin and Eagle Ford Shale, and over 20% is allocated to offshore Israel. In turn, we expect that future reserves additions will primarily come from our development projects onshore US and offshore Israel. Potential new discoveries resulting from our exploration programs in our operational areas as well as global new ventures programs could also lead to future reserve additions. In addition, we may also purchase proved properties in strategic acquisitions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Acquisition, Capital and Other Exploration Expenditures.
Purchase of Minerals in Place  We occasionally enhance our asset portfolio with strategic acquisitions of producing properties. Purchases included the following:

•	an increase of 4 MMBoe of NGL reserves primarily resulting from our Marcellus Shale acreage exchange in 2016; and

•	the acquisition of additional acreage, primarily in the Eagle Ford Shale and Permian Basin in Texas in 2015 in connection with the Rosetta Merger.
Sale of Minerals in Place  We maintain an ongoing portfolio management program through which we may periodically divest assets. Sales included the following:

•
a reduction of 36 MMBoe in Israel driven by our 3.5% sale of Tamar working interest, divestment of 29 MMBoe in the Marcellus Shale driven by our asset exchange, and other smaller divestments in onshore US resulting in a reduction of 12 MMBoe in 2016;

•	the sale of onshore US assets in 2015; and

•	the sale of onshore US and China assets in 2014.
See Items 1. and 2. Business and Properties and Item 8. Financial Statements and Supplementary Data – Note 3. Acquisitions, Divestitures and Merger.
Production  See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Revenues – Oil, Gas and NGL Sales and Critical Accounting Policies and Estimates – Reserves and Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Information (Unaudited).

Proved Undeveloped Reserves (PUDs)  As of December 31, 2016, our PUDs totaled 158 MMBbls of crude oil and condensate, 1.4 Tcf of natural gas, and 94 MMBbls of NGLs for a total of 486 MMBoe, or 34% of proved reserves. Changes in PUDs that occurred during the year are summarized below:

	United States	Israel	Equatorial Guinea	Total
(MMBoe)
Proved Undeveloped Reserves Beginning of Year	344	71	70	485
Revisions of Previous Estimates	32	—	—	32
Extensions, Discoveries and Other Additions	166	—	—	166
Purchase of Minerals in Place	—	—	—	—
Sale of Minerals in Place	(22)	(7)	—	(29)
Conversion to Proved Developed	(98)	—	(70)	(168)
Proved Undeveloped Reserves End of Year	422	64	—	486
Revisions of previous estimates include the transfer of PUDs to unproved reserve categories as a result of changes in development plans and/or the impact of changes in commodity prices, and the addition of new PUDs arising from current development plans. Positive revisions of 32 MMBoe in the US for 2016 included:

•	53 MMBoe positive revisions primarily in the DJ Basin, Marcellus Shale and Permian Basin due to current drilling and development plans;
offset by:

•	negative revisions of 21 MMBoe due to lower commodity prices.
Extensions, discoveries and other additions include addition of proved reserves through additional drilling or the discovery of new reservoirs in proven fields. During 2016, we recorded the following additions as a result of successful expansion of our extended reach lateral well programs:

•	76 MMBoe in the DJ Basin;

•	31 MMBoe in the Permian Basin;

•	19 MMBoe in the Eagle Ford Shale; and

•	40 MMBoe in the Marcellus Shale.
Conversion to proved developed reserves included the following transfers:

•	26 MMBoe in the DJ Basin;

•	1 MMBoe in the Permian;

•	25 MMBoe in the Eagle Ford Shale;

•	33 MMBoe in the Marcellus Shale;

•	13 MMBoe in deepwater Gulf of Mexico; and

•	70 MMBoe in the Alba Field, offshore Equatorial Guinea.
In 2016, we converted 98 MMBoe of our US PUDs, or 28% of our US PUDs balance, to developed status. Based on our current inventory of identified horizontal well locations and our anticipated rate of drilling and completion activity, we expect our US PUDs recorded as of December 31, 2016 to be converted to proved developed reserves within five years of initial disclosure.
US PUDs Locations  As of December 31, 2016, our US PUDs included:

•	199 MMBoe in the DJ Basin;

•	70 MMBoe in the Permian Basin;

•	92 MMBoe in the Eagle Ford Shale; and

•	61 MMBoe in the Marcellus Shale.
Our PUDs are expected to be recovered from new wells on undrilled acreage or from existing wells where additional capital expenditures are required for completion, such as drilled but uncompleted (DUC) wells. As of December 31, 2016, we had approximately 81 MMBoe of proved undeveloped reserves associated with DUC well locations related to our onshore US operations, approximately 40% and 30% of which are in the Marcellus Shale and the Eagle Ford Shale, respectively, and the remainder are in the DJ Basin and Permian Basin.
International PUDs Locations As of December 31, 2016, our international PUDs included 64 MMBoe in Israel primarily in the Tamar and Tamar Southwest fields, including PUDs of 29 MMBoe related to the Tamar Southwest field, which is awaiting government approval of the development plan. We expect these PUDs to be converted to proved developed reserves within five years of initial disclosure.

Development Costs  Costs incurred to advance the development of PUDs were approximately $656 million in 2016, $1.5 billion in 2015, and $2.0 billion in 2014. A significant portion of costs incurred in 2016 related to the DJ Basin, deepwater Gulf of Mexico and Marcellus Shale development projects.
Estimated future development costs relating to the development of PUDs are projected to be approximately $1.1 billion in 2017, $0.9 billion in 2018, and $0.8 billion in 2019. Estimated future development costs include capital spending on development projects and PUDs related to development projects will be reclassified to proved developed reserves when production commences.
Drilling Plans  Our long range development plans will result in the conversion of all PUDs to developed reserves within five years of their initial disclosure. All PUD drilling locations are scheduled to be drilled prior to the end of 2021. Initial production from these PUDs is expected to begin during the years 2017 to 2021.
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
At December 31, 2016, we had 133 well locations, primarily located in the DJ Basin and Marcellus Shale, with a negative present worth when discounted at 10% and based on SEC prices.
Although these PUD reserves had a negative present worth when discounted at 10%, they generated positive future net revenues.
We consider the economic development of reserves based on our estimates of future pricing, future investments, production and other economic factors that are excluded from the SEC reserves requirements and are committed to developing these reserves within five years of initial disclosure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Operating Outlook – 2017 Capital Investment Program.
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

Sales Volumes, Price and Cost Data  Sales volumes, price and cost data are as follows:

	Sales Volumes			Average Sales Price			Production Cost (1)
	Crude Oil & Condensate MBbl	Natural Gas MMcf	NGLs MBbl	Crude Oil & Condensate Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per BOE
Year Ended December 31, 2016
United States
DJ Basin	20,342	82,431	7,651	$40.85	$2.80	$14.66	$3.43
Marcellus Shale	431	177,872	3,094	28.25	1.68	16.34	0.90
Other US	15,572	62,017	9,087	38.26	2.42	14.65	6.26
Total US	36,345	322,320	19,832	39.59	2.11	14.92	3.57
Israel
Tamar Field	140	102,280	—	36.67	5.22	—	2.58
Other Israel	—	528	—	—	3.20	—	N/M
Total Israel	140	102,808	—	36.67	5.21	—	2.60
Equatorial Guinea (2)	9,415	85,987	—	43.54	0.27	—	4.40
Total Consolidated Operations	45,900	511,115	19,832	40.39	2.42	14.92	$3.59
Equity Investee (3)	629	—	1,993	45.44	—	26.30	N/M
Total	46,529	511,115	21,825	$40.46	$2.42	$15.96	N/M
Year Ended December 31, 2015
United States
DJ Basin	20,909	85,369	6,910	$44.37	$2.53	$14.21	$5.51
Marcellus Shale	673	143,465	3,480	22.39	1.75	14.04	1.40
Other US	7,680	29,806	3,705	42.83	2.56	13.25	6.07
Total US	29,262	258,640	14,095	43.46	2.10	13.91	4.28
Israel
Tamar Field	121	91,884	—	46.91	5.34	—	3.12
Other Israel	—	136	—	—	3.01	—	N/M
Total Israel	121	92,020	—	46.91	5.34	—	3.15
Equatorial Guinea (2)	11,416	82,729	—	48.85	0.27	—	5.22
United Kingdom	88	49	—	55.52	6.32	—	N/M
Total Consolidated Operations	40,887	433,438	14,095	45.00	2.44	13.91	$4.43
Equity Investee (3)	554	—	1,850	48.85	—	28.40	N/M
Total	41,441	433,438	15,945	$45.05	$2.44	$15.59	N/M
Year Ended December 31, 2014
United States
DJ Basin	18,209	75,039	6,072	$87.86	$4.11	$34.51	$6.00
Marcellus Shale	239	95,564	1,812	69.50	3.57	31.67	1.55
Other US	5,845	18,211	532	95.84	4.35	32.14	7.40
Total US	24,293	188,814	8,416	89.60	3.86	33.75	5.33
Israel
Tamar Field	109	79,828	—	89.62	5.68	—	2.81
Other Israel	—	4,539	—	—	3.52	—	N/M
Total Israel	109	84,367	—	89.62	5.57	—	3.84
Equatorial Guinea (2)	12,191	88,833	—	94.61	0.27	—	5.44
China	788	—	—	103.74	—	—	8.53
United Kingdom	159	56	—	102.02	16.26	—	N/M
Total Consolidated Operations	37,540	362,070	8,416	91.58	3.38	33.75	$5.31
Equity Investee (3)	605	—	1,934	96.53	—	62.89	N/M
Total	38,145	362,070	10,350	$91.65	$3.38	$39.19	N/M
N/M Amount is not meaningful.

(1)	Average production cost includes crude oil and natural gas operating costs and workover and repair expense and excludes production and ad valorem taxes and transportation expense.

(2)
Natural gas from the Alba field is under contract for $0.25 per MMBtu to a methanol plant, an LPG plant, an LNG plant and a power generation plant. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method.

(3)	Volumes represent sales of condensate and LPG from the LPG plant in Equatorial Guinea.
Revenues from sales of crude oil, natural gas and NGLs have accounted for 90% or more of consolidated revenues for each of the last three fiscal years.
At December 31, 2016, our operated properties accounted for the majority of our total production. Being the operator of a property improves our ability to directly influence production levels and the timing of projects, while also enhancing our control over operating expenses and capital expenditures.
Productive Wells  The number of productive crude oil and natural gas wells in which we held an interest at December 31, 2016 was as follows:

	Crude Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
United States	3,974	3,628	3,821	3,501	7,795	7,129
Israel	—	—	8	3	8	3
Equatorial Guinea	5	2	21	8	26	10
Total	3,979	3,630	3,850	3,512	7,829	7,142

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
Developed and Undeveloped Acreage  Developed and undeveloped acreage (including both leases and concessions) held at December 31, 2016 was as follows:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
(thousands of acres)
United States
Onshore	902	768	694	430
Deepwater Gulf of Mexico	100	51	282	192
Total United States	1,002	819	976	622
International
Israel	185	78	284	116
Equatorial Guinea (1)	284	118	26	10
Suriname	—	—	2,095	419
Newfoundland	—	—	1,942	525
Gabon	—	—	671	403
Cyprus	—	—	95	33
Falkland Islands (2)	—	—	280	210
Cameroon	—	—	168	168
United Kingdom	2	—	4	1
Total International	471	196	5,565	1,885
Total	1,473	1,015	6,541	2,507

(1)
Undeveloped acreage excludes an exploration lease totaling approximately 55,000 gross (19,000 net) acres which expired in 2016. We are negotiating with the government of Equatorial Guinea to extend the lease.

(2)
Following completion of our geological assessment in 2016, we exited all licenses in the Falklands Islands, outside of License PL-001, which contains the Rhea prospect, thereby reducing our acreage position by approximately 10 million, gross, and 3 million, net, acres.

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

	Year Ended December 31,
	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
(thousands of acres)
Onshore US	156	103	143	41	113	73
Deepwater Gulf of Mexico	1	1	76	55	36	25
Falkland Islands	—	—	—	—	280	210
Suriname	—	—	2,095	419	—	—
Gabon	—	—	671	403	—	—
Total	157	104	2,985	918	429	308

Drilling Activity  The results of crude oil and natural gas wells drilled and completed for each of the last three years were as follows:

	Net Exploratory Wells			Net Development Wells
	Productive	Dry	Total	Productive	Dry	Total	Total
Year Ended December 31, 2016
United States	0.4	0.5	0.9	156.7	—	156.7	157.6
Total	0.4	0.5	0.9	156.7	—	156.7	157.6
Year Ended December 31, 2015
United States	1.5	4.0	5.5	212.5	—	212.5	218.0
Equatorial Guinea	—	—	—	0.3	—	0.3	0.3
Falkland Islands	—	0.4	0.4	—	—	—	0.4
Cameroon	—	0.5	0.5	—	—	—	0.5
Total	1.5	4.9	6.4	212.8	—	212.8	219.2
Year Ended December 31, 2014
United States	1.5	3.1	4.6	319.1	0.7	319.8	324.4
Total	1.5	3.1	4.6	319.1	0.7	319.8	324.4

In addition to the wells drilled and completed in 2016 included in the table above, wells that were in the process of drilling or completing at December 31, 2016 were as follows:

	Exploratory(1)		Development(2)		Total
	Gross	Net	Gross	Net	Gross	Net
United States	5	4.0	142	128.9	147	132.9
Israel	4	1.5	1	0.3	5	1.8
Equatorial Guinea	2	0.9	—	—	2	0.9
Cameroon	1	1.0	—	—	1	1.0
Cyprus	2	0.7	—	—	2	0.7
Total	14	8.1	143	129.2	157	137.3

(1)	Includes exploratory wells drilled and suspended awaiting a sanctioned development plan or being evaluated to assess the economic viability of the well.

(2)	Includes wells pending completion activities.

See Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs for additional information on suspended exploratory wells.
Oil Spill Response Preparedness  In the US, we maintain membership in Clean Gulf Associates (CGA), a nonprofit association of production and pipeline companies operating in the Gulf of Mexico, and Marine Spill Response Corporation, the largest, dedicated oil spill and emergency response organization in the US. For well capping and containment services we have contracted with HWCG, which has contracted with Helix Energy Solutions Group (HESG) for the provision of subsea intervention, containment, capture and shut-in capacity for deepwater Gulf of Mexico exploratory wells.

Internationally, we maintain membership in Oil Spill Response Limited (OSRL), an industry-owned cooperative. We also maintain agreements internationally with National Response Corporation and PolyEco Group, which provide leased response equipment as well as supplemental oil spill response services. Additionally, in Equatorial Guinea, we are members of the Oil and Gas Operators Emergency Resource Allocation Group which shares equipment and resources in the event of a spill.
Domestic Marketing Activities  Crude oil, natural gas, condensate and NGLs produced onshore US and in the deepwater Gulf of Mexico are sold under short-term and long-term contracts at market-based prices adjusted for location and quality. Onshore production of crude oil and condensate is distributed through pipelines and by trucks and rail cars to gatherers, transportation companies and refineries. Gulf of Mexico production is distributed through pipelines.
Certain onshore US areas in which we operate have had minimal infrastructure in place for the processing and transportation of our production. Company and third party infrastructure projects that came online in 2015 and 2016 have improved flow assurance. Future projects, such as near our Marcellus Shale assets in the Northeast, coming online in the next few years are expected to continue to enhance transportation of production to end markets.
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
Natural gas from the Alba field is sold for $0.25 per MMBtu to a methanol plant, an LPG plant, an unaffiliated LNG plant and a power generation plant. The sales contract with the methanol plant runs through 2026, and the sales contract with the LNG plant runs through 2023. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method.
In Israel, we sell natural gas from the Tamar field, and have agreements with multiple customers to sell natural gas under long-term contracts, with initial terms ranging from 15 to 17 years. See Delivery and Firm Transportation Commitments, below.
Delivery and Firm Transportation Commitments
Domestic Contracts We have entered into various long-term gathering, processing and transportation contracts for some of our onshore US production, with remaining terms of one to 32 years. We use long-term contracts such as these to provide production flow assurance and ensure access to markets for our products at the best possible price and at the lowest possible logistics cost.
Certain of these contracts require us to make payments for any shortfalls in delivering or transporting minimum volumes under the commitments. As properties are undergoing development activities, we may experience temporary shortfalls until production volumes increase to meet or exceed the minimum volume commitments.
For 2016, 2015, and 2014, we incurred expense of approximately $58 million, $33 million, and $16 million, respectively, related to volume deficiencies and/or unutilized commitments primarily in our onshore US operations. These amounts are recorded as marketing expense in our consolidated statements of operations.
We expect to continue to incur expense related to deficiency and/or unutilized commitments in the near-term. Should commodity prices decline or if we are unable to continue to develop our properties as planned, or certain wells become uneconomic and are shut-in, we could incur additional shortfalls in delivering or transporting the minimum volumes and we could be required to make payments in the event that these commitments are not otherwise offset. We continually seek to optimize under-utilized assets through capacity release and third-party arrangements, as well as, for example, through the shifting of transportation of production from rail cars to pipelines when we receive a higher netback price. We may continue to experience these shortfalls both in the near and long-term.
Our financial commitments under these contracts are included in our contractual obligations disclosures. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.
Israel Natural Gas Sales and Purchase Agreements We currently sell natural gas from our Tamar field, offshore Israel, to the Israel Electric Corporation (IEC) and numerous other Israeli purchasers, including independent power producers, cogeneration facilities and industrial companies. Most contracts provide for the sale of natural gas over an initial term of 15 to 17 years. Some of the contracts provide for increase or reduction in total quantities, and some contracts are interruptible during certain contract periods. Sales prices may be based on an initial base price subject to price indexation over the life of the contract and have a contractual floor. The IEC contract provides for price reopeners in certain years with limits on the increase/decrease from the contractual price.

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
As of December 31, 2016, a total of approximately 5.7 Tcf, gross (1.847 Tcf, net), of natural gas remained to be delivered under the contracts. As of December 31, 2016, we have recorded 2.0 Tcf, net, of proved natural gas reserves, including proved developed reserves of 1.6 Tcf, net, and PUD reserves of 384 Bcf, net, for offshore Israel. Based on current production levels and future development plans, our available quantities of proved reserves are more than sufficient to meet near-term delivery commitments.
We are also engaged in marketing activities related to the Leviathan natural gas project. See Eastern Mediterranean (Israel and Cyprus), above.
Significant Purchasers  Glencore Energy and Shell Trading (US) (Shell) were the largest single purchasers of our 2016 production.
Glencore purchased our share of crude oil and condensate production from the Alba, Aseng and Alen fields in Equatorial Guinea. Sales to Glencore Energy accounted for 12% of 2016 total crude oil, natural gas and NGL sales, or 22% of 2016 crude oil sales.
Shell purchased crude oil and condensate domestically from the deepwater Gulf of Mexico, the DJ Basin and the Marcellus Shale. Sales to Shell accounted for 13% of our 2016 total crude oil, natural gas and NGL sales, or 24% of crude oil sales.
No other single purchaser accounted for 10% or more of crude oil, natural gas and NGL sales in 2016. We maintain credit insurance associated with specific purchasers and believe that the loss of any one purchaser would not have a material effect on our financial position or results of operations since there are numerous potential purchasers of our production.
Hedging Activities  Commodity prices continue to be volatile and are affected by a variety of factors beyond our control. We use derivative instruments to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas. As a result of hedging, a portion of near-term cash flow volatility is reduced.
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

Internationally, our operations are subject to legal and regulatory oversight by energy-related ministries or other agencies of our host countries, each having certain relevant energy or hydrocarbons laws. Examples include:

•
the Ministry of Mines and Hydrocarbons, which, under such laws as the hydrocarbons law enacted in 2006 by the government of Equatorial Guinea, regulates our exploration, development and production activities offshore Equatorial Guinea;

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

•
the US Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which under laws such as the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Occupational Safety and Health Act have certain authority over environmental, health and safety matters affecting our operations;

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
Furthermore, certain wastes generated by our crude oil and natural gas operations that are currently exempt from the definition of hazardous waste may in the future be subject to considerably more rigorous and costly operating and disposal requirements.
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
Various state and federal statutes such as the Endangered Species Act (ESA) prohibit certain actions that adversely affect endangered or threatened species and their habitat, wetlands, migratory birds, marine mammals, or natural resources. Where the taking or harm of such species occurs or may occur, or where damages to wetlands or natural resources may occur, the government or private parties may act to prevent crude oil and natural gas exploration activities. In particular, a federal or state agency could order a complete halt to drilling activities in certain locations or during certain seasons when such activities could result in a serious adverse effect upon a protected species. The presence of a protected species in areas where we operate could adversely affect future production from those areas and government agencies frequently add to the lists of protected species. In January 2017, for example, the FWS announced that it was listing the Rusty Patched Bumble Bee as endangered under the ESA. Conservation measures are currently not known but could have an impact on the timing of certain of our operations in the Marcellus Shale. Listing of the Lesser Prairie Chicken likewise could impact our operations in the Permian Basin. The Lesser Prairie Chicken was removed from the ESA list of endangered species in July 2016 after a federal court invalidated the FWS’s listing of the bird as threatened because the FWS failed to give proper consideration to voluntary conservation measures; however, the FWS announced in November 2016 that it has undertaken a new status review of the Lesser Prairie Chicken to determine whether listing is still warranted. That assessment is expected to be completed in the summer of 2017.
In May 2015, the US Environmental Protection Agency and the US Army Corps of Engineers jointly released a final rule that is meant to define more precisely which water bodies are and are not subject to the Clean Water Act (the Clean Water Rule). Among other things, the Clean Water Rule defines the intermittent, ephemeral, and man-altered streams to be protected and specifies when federal jurisdiction may be extended from a covered water to nearby waters. While the agencies have claimed that the new requirements are narrower than existing regulation, the Clean Water Rule has generated substantial controversy. Several court challenges have been filed, and in October 2015, the rule was stayed by the U.S. Court of Appeals for the Sixth Circuit, pending its review of legal challenges to the rule. To the extent that the Clean Water Rule requires more detailed studies of site conditions, or results in an expansion of federal jurisdiction over streams and wetlands, our costs may increase, especially with respect to spill prevention, storm water management, and wetlands permitting. We are continuing to monitor the challenges and to evaluate the impact of the new rule on our operations.
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
In March 2014, the previous US Administration released a Strategy to Reduce Methane Emissions that includes consideration of both voluntary programs and targeted regulations for the oil and gas sector. Towards that end, the EPA released five draft white papers on methane emissions, volatile organic compound (VOC) emissions, and emission mitigation measures for natural gas compressors, hydraulically fractured oil wells, pneumatic devices, well liquids unloading facilities, and natural gas production and transmission facilities. After issuing a proposed rule in 2015, the EPA issued a final rule in May 2016 that sets additional standards for methane and VOC emissions from new and modified oil and gas production sources. The new rule will require operators of oil and gas properties to monitor and repair leaks, capture gas from the completion of hydraulically fractured wells, limit emissions from new and modified pneumatic pumps, and limit emissions from several types of equipment used at gas transmission compressor stations, including compressors and pneumatic controllers. An accompanying EPA rule will require oil and natural gas sites within one-quarter mile to be aggregated as a single source for purposes of air permitting, which could increase our compliance costs and may require facility siting and design changes. As another prong of the previous US Administration's methane strategy, in November 2016 the BLM issued final rules for reducing venting and flaring of methane gas on public lands. The previous US Administration's goal was to reduce methane emissions from the oil and gas industry by 40-45% by 2025 as compared to 2012 levels. Challenges to the new BLM rules have been filed in federal court. It also bears noting that substantially all of our onshore US properties are subject to EPA’s requirements for reporting annual GHG emissions. Information in such reports could form the basis of further GHG regulations.
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
Colorado In February 2013, the Colorado Oil and Gas Conservation Commission (COGCC) approved setback rules for crude oil and natural gas wells and production facilities located in close proximity to occupied buildings. Previously, the COGCC had allowed setback distances of 150 feet in rural areas and 350 feet in high density urban areas. These have been increased to a uniform 500 feet statewide setback from occupied buildings and 1,000 feet from high occupancy building units. The setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. In addition, the rules require advance notice to surface owners, the owners of occupied buildings and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment as well as outreach and communication efforts by an operator.
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
Some of the counties and municipalities where we operate in Colorado have adopted their own regulations or ordinances that impose additional restrictions on our crude oil and natural gas exploration and production. To date these have not significantly impacted our operations. However, a few localities in Colorado have tried to prohibit certain exploration and production activities, particularly use of hydraulic fracturing within their boundaries. See Hydraulic Fracturing, below.
In 2014, by executive order, Colorado Governor Hickenlooper created the Task Force on State and Local Regulation of Oil and Gas Operations (Task Force) for the purpose of recommending policies and legislation. The 21-member Task Force, which included a Noble Energy representative, concluded its activities on February 27, 2015. The Task Force sent nine recommendations to the Governor. The recommendations sought to balance land use issues among communities and oil and gas operators and allow reasonable access to private mineral rights. Three recommendations were approved by the legislature, and in January 2016 state regulators approved two rules addressing siting of large oil and gas operations in urban areas and coordination of drilling with local governments. We currently are evaluating the new rules.
In April 2015, we entered into a joint consent decree (Consent Decree) with the EPA, US Department of Justice, and State of Colorado to improve emission control systems at a number of our condensate storage tanks that are part of our upstream oil and natural gas operations within the Non-Attainment Area of the DJ Basin. The Consent Decree was entered by the US District Court of Colorado on June 2, 2015 and requires us to perform certain activities. All fines required under the Consent Decree were paid in 2015; however, the required injunctive relief remains ongoing. Based on currently available information, we have concluded that the remaining obligations will not have a material adverse effect on our financial position, results of operations or cash flows. See Item 1A. Risk Factors – Our operations require us to comply with a number of US and international laws and regulations, violations of which could result in substantial fines or sanctions and/or impair our ability to do business and Item 8. Financial Statements and Supplementary Data – Note 18. Commitments and Contingencies.
Pennsylvania Pennsylvania's Act 13 of 2012 (Act 13) represented the first comprehensive legislation regarding the development of the Marcellus Shale in Pennsylvania. Act 13, among other things, enacted stronger environmental standards;

established impact fees, which are set based on a multi-year fee schedule and the average sales price of natural gas; increased the notice distance for unconventional well permit applications from 1,000 feet to 3,000 feet; extended the setback distance for unconventional wells from 200 feet to 500 feet; and increased the distance and duration of presumed liability for water pollution to 2,500 feet from a well site and twelve months after well drilling, completion, stimulation or alteration. In addition, Act 13 imposed spill prevention requirements applicable to well site construction, wastewater transportation, and gathering lines.
Act 13 has been the subject of multiple challenges in the Pennsylvania courts. In 2013 for example, the Pennsylvania Supreme Court invalidated the portions of Act 13 providing for statewide zoning and state waivers of the setback requirements in Pennsylvania's Oil and Gas Act. In 2014, moreover, the Pennsylvania Commonwealth Court invalidated Act 13’s provisions allowing the state to review local drilling rules. These court decisions have the effect of giving local communities in Pennsylvania more authority to regulate oil and gas operations, which could make it more difficult to develop our Marcellus Shale acreage in some municipalities.
Furthermore, the state has finalized new rules for surface operations at oil and gas sites that, among other things, would increase public participation in the permitting process, increase mitigation obligations and require surveys for abandoned wells. On October 8, 2016, the Pennsylvania Department of Environmental Protection issued the final rule amending Pennsylvania Code Chapter 78a revising requirements for surface activities related to unconventional oil and gas operations. The final rule increases requirements for permitting, waste handling, water management and restoration, surface reclamation, and requirements related to abandoned and orphaned wells. In November 2016, a Pennsylvania state court issued an opinion requiring the enforcement of certain portions of the new rule while the court considers legal challenges to the rule brought by an industry group. These regulations may increase operating costs and cause delays.
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
Other US Environmental Requirements In addition to the above, we will continue to monitor proposed and new legislation and regulations in all our operating jurisdictions to assess the potential impact on the Company. We continue to engage in extensive public education and outreach efforts with the goal of engaging and educating the general public and communities about the energy, economic and environmental benefits of safe and responsible crude oil and natural gas development.
US Offshore Regulatory Developments In April 2016, the BSEE issued a final rule entitled “Oil and Gas and Sulfur Operations in the Outer Continental Shelf - Blowout Preventer Systems and Well Control,” which updates standards for blowout prevention systems and other well controls for offshore oil and gas activities conducted in US federal waters, including the Gulf of Mexico. Although the final rule incorporates some of the changes recommended by the oil and gas industry, it imposes a number of new requirements relating to well design, well control, casing, cementing, real-time well monitoring and subsea containment. For example, the new rule requires double sets of shear rams on all deepwater blowout preventers (BOPs), periodic inspections of BOPs and outside audits of equipment, and real-time well monitoring requirements. The new rule will likely increase the costs associated with well design, drilling and completion operations, as well as ongoing monitoring costs for our wells in the Gulf of Mexico. The final rule went into effect on July 28, 2016.
On March 17, 2016, the BOEM proposed a new air quality rule that would significantly broaden the obligations of operators and lessees in the Outer Continental Shelf, including the Gulf of Mexico, to assess, report and, when appropriate, control emissions. Among other items, the proposed rule would expand the types of emissions that must be measured, change the boundary for evaluating air emissions, and increase the scope of sources that must be addressed. If adopted as proposed, the new rule would likely increase the cost associated with our activities in the Gulf of Mexico. The comment period for the proposed rule expired June 20, 2016.
Additionally, the BOEM recently updated its regulations and program oversight to establish more robust risk management, financial assurance and loss prevention requirements for oil and gas operations in the Outer Continental Shelf, including the Gulf of Mexico. On July 14, 2016, the BOEM issued an updated Notice to Lessees and Operators (NTL) providing details on revised procedures the agency will be using to determine a lessee’s or operator's ability to carry out decommissioning obligations for activities in the Outer Continental Shelf, including the Gulf of Mexico. This revised policy institutes new criteria by which the BOEM will evaluate the financial strength and reliability of lessees and operators active in the Outer Continental Shelf. If the BOEM determines under the revised policy that a lessee or operator does not have the financial ability to meet its decommissioning and other obligations, that lessee or operator will be required to post additional financial security as assurance. The revised policy originally became effective September 12, 2016; however, the BOEM is extending the implementation timeline for six months in certain circumstances. We estimated the impact of the new financial criteria on our operations in the Gulf of Mexico and do not believe that the revised policy will have a material impact on our operations in the Gulf of Mexico, or on our financial position or cash flows.
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
Israel's Natural Gas Policy and Antitrust Authority The Israel Natural Gas Framework, as adopted by the Government of Israel, provides clarity on numerous matters concerning resource development, including certain fiscal, antitrust and other regulatory matters, which we will rely upon to support a final investment decision and proceed with the development of these resources while ensuring economic benefits to the state of Israel and its citizens. The Framework provides for the reduction of our ownership interest in Tamar to 25% by year-end 2021, while enabling the marketing of Leviathan natural gas to Israeli customers. In second quarter 2016, the Government of Israel adopted a new economic stability clause which does not remove the possibility of future adverse legislation but does provide for project economic stability in the event of certain future adverse actions.
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

We are monitoring the results of the NETL study in order to assess any potential impact to our onshore US development programs.
In June 2015, moreover, the US EPA issued its draft “Assessment of the Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources.” At a high level, the agency states, “[it] did not find evidence that hydraulic fracturing mechanisms have led to widespread, systemic impacts on drinking water resources in the United States.” The agency’s Science Advisory Board (SAB) commented, however, that the agency’s conclusions do not clearly describe the systems of interest (e.g., groundwater, surface water) nor the definitions of “systemic,” “widespread,” or “impacts.” The SAB also raised a concern that the agency’s conclusions do not reflect “the uncertainties and data limitations described in the body of the Report associated with such impacts.” As a result, the EPA issued a final report concluding that fracturing “activities can impact drinking water resources under some circumstances.” Among these are spills, leaks from pits, injection “into wells with inadequate mechanical integrity” and injection “directly into groundwater resources.” The EPA also found “significant data gaps and uncertainties in the available data.” We are monitoring whether the EPA’s revised conclusions generate further agency activities.
Also on the regulatory front, the US BLM issued proposed regulations in 2012 for hydraulic fracturing on federal lands, which were withdrawn and then reissued on May 16, 2013. BLM's rules would affect drilling operations on the 700 million acres of federally-owned minerals administered by the BLM, as well as 56 million acres of Native American-owned minerals. A final rule was released in March 2015, and was immediately challenged in U.S. district court in Wyoming. The judge struck down the rule in July 2016, finding the BLM lacked statutory authority to promulgate the new regulations. The agency has appealed that ruling, with opening arguments to begin in March 2017.
Apart from its air regulations for newly fractured natural gas wells (see Regulations), the EPA developed new guidelines under the Safe Drinking Water Act regarding the issuance of permits for the use of diesel fuel as a component in hydraulic fracturing activities. The guidance outlines for EPA permit writers, where EPA is the permitting authority, requirements for diesel fuels used for hydraulic fracturing of wells, technical recommendations for permitting those wells, and a description of diesel fuels subject to EPA underground injection control permitting. Beyond that, the agency has solicited public comment on information reporting and disclosure for hydraulic fracturing. The EPA also has developed a rule addressing discharges of hydraulic fracturing wastewaters from oil and gas extraction facilities to public treatment works. In December 2016, the EPA extended the compliance deadline until August 2019.
In June 2012, OSHA and the National Institute of Occupational Safety and Health (NIOSH) issued a joint hazard alert for workers who use silica (sand) in hydraulic fracturing activities. The following year saw the agency formally propose to lower the permissible exposure limit for airborne silica. In 2016, OSHA finalized a lower exposure limit for silica along with stricter silica work practices. For hydraulic fracturing, the new obligations start to take effect in 2018. OSHA also has prepared guidance identifying additional workplace hazards resulting from hydraulic fracturing and ways to reduce exposure to those hazards.
To date, hydraulic fracturing has been regulated primarily at the state level, and all of the states where our US onshore operations are located (including Colorado, Texas, West Virginia, and Pennsylvania) have developed such requirements. See Regulations. Beginning in 2012, a number of local communities in Colorado became interested in increasing regulatory requirements on oil and gas development. Ballot measures supporting restrictions or bans on the practice of hydraulic fracturing within their boundaries were passed in several municipalities. Challenges were brought against each of these bans in state district court and, in May 2016, the Colorado Supreme Court found that the local laws in question were preempted by existing state law and were therefore invalid.
In the future, however, should additional statewide or local Colorado initiatives be undertaken to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations, our business could be impacted, resulting in delay or inability to develop oil and gas reserves, reducing our long-term reserves, production and cash flow growth, and potentially having a negative impact on our stock price.

State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity, which some have termed "induced seismicity." In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies have modified their regulations to account for induced seismicity with regard to the operation of injection wells used for oil and gas waste disposal. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and gas activities utilizing injection wells for waste disposal. In the states where we operate, the regulatory agencies are evaluating possible modifications to the regulations of wastewater disposal through injection wells due to the potential for induced seismicity; however, there has not been any finalization or implementation of new regulations around this topic.
Public Disclosure  Several states have issued regulations requiring disclosure of certain information regarding the components used in the hydraulic-fracturing process. In 2011, for example, the RRC adopted the Hydraulic Fracturing Chemical Disclosure rule, which requires companies to disclose, on a public registry, chemical ingredients used to hydraulically fracture wells in Texas. The registry, FracFocus.org, is operated jointly by the Interstate Oil & Gas Compact Commission and the Ground Water Protection Council. In December 2011, the COGCC adopted hydraulic fracturing fluid ingredient regulations requiring disclosure of all chemicals and establishing ways to protect proprietary information. The regulations allow disclosure through the FracFocus web site. The State of Wyoming also requires disclosure of the types and amounts of fracturing chemicals. In 2012, through Act 13, Pennsylvania established a requirement that operators submit information regarding hydraulic fracturing chemicals to FracFocus.org. Other states have proposed, or are considering, similar regulations which require specific disclosures by operators and/or outline requirements for construction and operation of wells and monitoring of well activity. We are currently providing disclosure information on FracFocus.org for all onshore US areas in which we operate.
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
Geographical Data
We have operations throughout the world and manage our operations by region. Information is grouped into four components that are all in the business of crude oil, natural gas and NGL exploration, development and production: United States, Eastern Mediterranean, West Africa and Other International and Corporate. See Item 8. Financial Statements and Supplementary Data – Note 15. Segment Information.
Employees
As of December 31, 2016, we had 2,274 full-time employees.
Offices
Our principal corporate office is located at 1001 Noble Energy Way, Houston, Texas, 77070. We maintain additional regional exploration and/or production offices primarily in Denver, Colorado; Greeley, Colorado; Pecos, Texas; Dilley, Texas; Canonsburg, Pennsylvania; and in Israel, Cyprus, Equatorial Guinea, and Cameroon.
Title to Properties
We believe that our title to the various interests set forth above is satisfactory and consistent with generally accepted industry standards, subject to exceptions that would not materially detract from the value of the interests or materially interfere with their use in our operations. Individual properties may be subject to burdens such as royalty, overriding royalty and other outstanding interests customary in the industry. In addition, interests may be subject to obligations or duties under applicable laws or burdens such as production payments, net profits interest, liens incident to operating agreements and for current taxes, development obligations under crude oil and natural gas leases or capital commitments under PSCs or exploration licenses. We have also dedicated certain of our onshore US acreage to Noble Midstream Partners for the provision of midstream services to us.
Furthermore, while the majority of our assets are held by production, certain of our assets, such as our Eagle Ford Shale and Permian Basin properties, are held through continuous development obligations. Therefore, we are contractually obligated to fund a level of development activity in these areas and failure to meet these obligations may result in the loss of a lease.
Title Defects Subsequent to a lease or fee interest acquisition transaction, the buyer usually has a period of time in which to examine the leases for title defects. Adjustments for title defects are generally made within the terms of the sales agreement, which may provide for arbitration between the buyer and seller.
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

The oil and gas industry is cyclical and an extended period of suppressed commodity prices could have material adverse effects on our operations, our liquidity, and the price of our common stock.
Our ability to operate profitably, maintain adequate liquidity, grow our business and pay dividends on our common stock depend upon the prices we receive for our crude oil, natural gas, and NGL production. Commodity prices are cyclical and subject to supply and demand dynamics. For the past two years, following the significant decline that began in late 2014, crude oil prices, in particular, have been trading in a much lower range. While, in the second half of 2016, we witnessed a certain degree of commodity price improvement, we expect that economic, geopolitical, and supply and demand forces will remain volatile. As a result we may continue to operate in a soft market, with sustained lower commodity prices, subject to further decline if the excess of supply over demand increases.
Average commodity prices for 2016 fell below the already suppressed 2015 average prices, and, thus, continued to negatively impact our revenues, operating cash flows and profitability and adversely affected the price of our common stock. If commodity prices continue to trade at low or lower levels for an extended period, one or more of the following could occur:

•	further significant reductions of our revenues, profit margins, operating income and cash flows;

•
reduction in the amount of crude oil, natural gas and NGLs that we can produce economically, leading to shut-in or early abandonment of producing wells and increased capital requirements for abandonment operations;

•	certain properties in our portfolio becoming economically unviable;

•	additional impairments of proved or unproved properties or other long-lived assets;

•	loss of undeveloped acreage if our production is shut-in or we are unable to make scheduled delay rental payments;

•	use of cash flow to satisfy minimum obligations under throughput agreements if production is suspended;

•	reduction, or suspension, of our 2017 capital investment program, or significant reductions in future capital investment programs, resulting in a reduced ability to develop our reserves;

•	delay, postponement or cancellation of some of our exploration or development projects;

•	inability to meet exploration commitments, leading to loss of leases or exploration rights;

•	divestments of properties to generate funds to meet cash flow or liquidity requirements;

•	limitations on our financial condition, liquidity, and/or ability to finance planned capital expenditures and operations;

•	inability to meet scheduled interest and/or debt payments or payments due under operating or capital leases;

•
a series of credit rating downgrades or other negative rating actions could increase our cost of financing, and may increase our requirements to post collateral as financial assurance of performance under certain other contracts which, in turn, could have a negative impact on our liquidity;

•	changes in corporate structure that could lead to loss of key personnel and interrupt our business activities;

•	limitations on our access to sources of capital, such as debt and equity; and

•	reduction or suspension of dividends on our common stock.
In addition, lower commodity prices, including declines in commodity forward price curves, may result in the following:

•	declines in our stock price; and

•	additional counterparty credit risk exposure on commodity hedges and joint venture receivables.
Our hedging arrangements in place will not fully mitigate the effects of commodity price volatility. Furthermore, in the current commodity price environment, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will be more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced.
Furthermore, certain crude oil demand estimates suggest a hypothetical point in the future when global oil demand reaches its peak demand level. The International Energy Agency's 450 Scenario sets out an energy pathway consistent with the goal of limiting the global increase in temperature to 2°C by limiting concentration of greenhouse gases in the atmosphere to around 450 parts per million of CO2. Under this scenario, global oil demand peaks by 2020, and the subsequent decline in demand accelerates year-on-year, so that by the late 2020s global demand is falling by over one million barrels per day every year. This decline in demand, if it occurs, would negatively impact commodity prices as well as our ability to explore for and develop our crude oil and natural gas resources.
Markets and prices for crude oil, natural gas and NGLs depend on factors beyond our control, factors including, among others:

•	global demand for crude oil, natural gas and NGLs as impacted by economic factors that affect gross domestic product growth rates of countries around the world;

•	global supply for crude oil, natural gas and NGLs as impacted by OPEC and Non-OPEC countries (e.g. US, Russia, Canada);

•	technology advances that increase crude oil, natural gas and NGL production;

•	new technologies that promote fuel efficiency and reduce energy consumption;

•	developments in the global liquified natural gas (LNG) market, including exports from the US;

•
geopolitical conditions and events, including generational leadership or regime changes, changes in government energy policies, including imposed price controls and/or product subsidies, or instability/armed conflict in hydrocarbon-producing regions;

•	fluctuations in US dollar exchange rates, the currency in which the world's crude oil trade is generally denominated;

•	the price and availability of alternative fuels, including coal, solar, wind, nuclear energy and biofuels;

•	the long-term impact on the crude oil market of the use of natural gas as an alternative fuel for road transportation;

•	the availability of pipeline capacity/infrastructure as well as refining capacity;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	the effectiveness of worldwide conservation measures;

•	weather conditions;

•	demand for electricity as well as natural gas used as fuel for electricity generation;

•	fuel efficiency regulations, such as the Corporate Average Fuel Economy (CAFE) standards, and its impacts on crude oil demand as a transportation fuel;

•	access to government-owned and other lands for exploration and production activities; and

•	domestic and foreign governmental regulations and taxes.
Sector cost inflation could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and third party oilfield materials, service and supply costs are also subject to supply and demand dynamics. During periods of decreasing levels of industry exploration and production, such as occurred in 2015 and 2016, the demand for, and cost of, drilling rigs and oilfield services decreases. Conversely, during periods of increasing levels of industry activity, the demand for, and cost of, drilling rigs and oilfield services increases.
In the second half of 2016, we witnessed a modest improvement in commodity prices. If this trend continues, and if the commodity price recovery is robust, we expect industry exploration and production activities to increase, resulting in higher demand for oilfield services and supplies, which could result in sector price inflation. In addition, the costs of such items could increase and their availability may become limited, particularly in basins of relatively higher activity.
In addition, regulatory changes, such as those related to hydraulic fracturing or water disposal, may also result in reduced availability and/or higher costs for rigs and services. As a result, drilling rigs and oilfield services may not be available at rates that provide a satisfactory return on our investment.
Our Eastern Mediterranean discoveries bear certain geopolitical, regulatory, financial and technical challenges that could adversely impact our ability to monetize our Israel and Cyprus natural gas assets.
We have entered into and are currently negotiating various long-term GSPAs for our Eastern Mediterranean natural gas assets. Some of these agreements would require the export of natural gas from either Israel or Cyprus to other countries in the region, such as Egypt and Jordan. These agreements are subject to a variety of risks, including geopolitical, regulatory, financial and other uncertainties. War, political violence, civil unrest or lack of intergovernmental cooperation could affect both our and our counterparties’ abilities to cooperate and to perform under these agreements, and could potentially lead to a breach or termination of such agreements. In addition, economic conditions or financial duress of our counterparties could jeopardize their ability to fulfill their payment obligations under these contracts. Furthermore, if material disruptions occur, including events or circumstances constituting force majeure under contract provisions, such that they inhibit us or our counterparties from performing under these GSPAs, or our counterparties are unable to pay us for a sustained period of time, we could incur significant financial losses.
We are subject to certain regulatory provisions under the Israel Natural Gas Framework, as adopted by the Government of Israel, including a requirement to reduce our ownership in Tamar to 25% by the end of 2021. Our inability to sell-down interest at competitive market terms or to reduce our ownership to 25% within the time period required by the Framework, could result in a loss of proceeds due to selling our ownership at less than satisfactory terms. In addition, changes in Israel's fiscal, and/or regulatory regimes or energy policies occurring as a result of government policy on natural gas development and/or exports could:

•	delay or reduce the profitability of our Tamar and/or Leviathan development projects;

•	delay or preclude closing of financing arrangements for our partners; and/or

•	render future exploration and development projects uneconomic.
Each of our development options requires a multi-billion dollar investment and will take several years to complete. Failure of our partners to obtain financing on acceptable terms could result in a delay in these development projects.

Due to the scale of our Leviathan and Cyprus discoveries, realization of their full economic value depends on our ability to execute successful development scenarios for Leviathan and Aphrodite, the failure of which could reduce our future growth and have negative effects on our future operating results. Offshore projects of this magnitude entail significant technical complexities including subsea tiebacks to a FPSO or production platform, pressure maintenance systems, gas re-injection systems, onshore receiving terminals, or other specialized infrastructure. In addition, we depend on third-party technology and service providers and other supply chain participants for these complex projects. Delays and differences between estimated and actual timing of critical events related to these projects could have a material adverse effect on our results of operations.
Failure of our partners to fund their share of development costs or obtain financing could result in delay or cancellation of future projects, thus limiting our growth and future cash flows.
Some of our major development projects entail significant capital expenditures and have long development cycle times. For example, in the Eastern Mediterranean, each of our natural gas development options requires a multi-billion dollar investment and spans multiple years from project sanction to production.
As a result, our partners must be able to fund their share of investment costs through the development cycle, through cash flow from operations, external credit facilities, or other sources, including financing arrangements. Our partners are as susceptible to certain of the risk factors captured under Item 1A as we are, including, but not limited to, commodity price declines, fiscal regime changes, government project approval delays, regulatory changes, credit downgrades and regional conflict. If one or more of these factors negatively impacts our project partners' cash flows or ability to obtain adequate financing, it could result in a delay or cancellation of a project, resulting in a reduction of our reserves and production, negatively impacting the timing and receipt of planned cash flows and expected profitability.
Our international operations may be adversely affected by economic and geopolitical developments.
We have significant international operations, with approximately 27% of our 2016 total consolidated sales volumes coming from our international operations in Israel and Equatorial Guinea. We also conduct exploration activities in international areas. Our operations may be adversely affected by political and economic developments, including the following:

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

•	loss of revenue, property and equipment as a result of actions taken by host nations, such as expropriation or nationalization of assets or termination of contracts;

•	disruptions caused by territorial or boundary disputes in certain international regions;

•	changes in drilling or safety regulations in other countries;

•	laws and policies of the US and foreign jurisdictions affecting trade, foreign investment, taxation and business conduct;

•	potential for Israel natural gas production and regional exports to be interrupted by political conditions and events, and regional instability or armed conflict in the region;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	foreign exchange or repatriation restrictions;

•	war, piracy, acts of terrorism or civil unrest;

•	US and international monetary policies causing changes in the relative value of the US dollar as compared with the currencies of other countries in which we conduct business; and

•	other hazards arising out of foreign governmental sovereignty over areas in which we conduct operations.
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
Many governments globally are seeking additional revenue sources, including, potentially, increases in government financial take from oil and gas projects. In developing nations, governments may seek additional revenues to support infrastructure and economic development and for social spending. In many nations of the Organisation for Economic Cooperation and Development (OECD), governments continue to incur significant budget deficits and growing national debt levels, as well as pressure from financial markets to address structural spending imbalances.
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
Changes in fiscal regimes have long-term impacts on our business strategy, and fiscal uncertainty makes it difficult to formulate and execute capital investment programs. The implementation of new, or the modification of existing, laws or regulations increasing the tax costs on our business could disrupt our business plans and negatively impact our operations and our stock price in the following ways, among others:

•	restrict resource access or investment in lease holdings;

•	limit exploration activities, which could have a long-term negative impact on the quantities of proved reserves we record and inhibit future production growth;

•	have a negative impact on the ability of us and/or our partners to obtain financing;

•	cause delay in or cancellation of development plans, which could also have a long-term negative impact on the quantities of proved reserves we record and inhibit future production growth;

•	reduce the profitability of our projects, resulting in decreases in net income and cash flows with the potential to make future investments uneconomical;

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
A significant portion of our production and revenue is highly concentrated and is generated from certain conventional deepwater fields. These fields, located in the Gulf of Mexico, offshore Eastern Mediterranean and offshore West Africa, contributed approximately 41% of our 2016 total consolidated revenues and 34% of our 2016 sales volumes, respectively, and are capital and resource-intensive.
Although we carry contingent business interruption insurance in these areas, a disruption to downstream operations impacting the processing, marketing and distribution of our production, such as from an accident, natural disaster, government intervention or other event, would have a significant impact on our production profile, cash flows, profitability, and overall business plan.
We also have significant concentrations of capital and production in unconventional basins including the DJ Basin, Permian Basin, Eagle Ford Shale and Marcellus Shale, and we expect to invest approximately $1.8 billion, or 75%, of our total capital investment program to development activities in these areas. Restrictions in land access, rapid changes in drilling and completion technology, lack of availability of downstream services, changes in regulations and other risks impacting these areas, as enumerated in the accompanying Risk Factors, can have immediate, significant negative impacts on our production, cash flows, profitability and financial position.
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
Our crude oil and natural gas operations are subject to hazards and risks inherent in the drilling, production and transportation of crude oil, natural gas and NGLs, including:

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
In addition, our operations and financial results could be significantly impacted by adverse weather conditions and natural disasters in the areas we operate including:

•	hurricanes, tropical storms, cyclones, windstorms, or “superstorms” which could affect our operations in areas such as Texas, deepwater Gulf of Mexico, and the Marcellus Shale;

•	winter storms and snow which could affect our operations in the DJ Basin and Marcellus Shale;

•	extremely high temperatures, which could affect third party gathering and processing facilities in the DJ Basin and Texas;

•	severe droughts resulting in new restrictions on water usage in the DJ Basin, Marcellus Shale and Texas;

•	harsh weather and rough seas offshore the Falkland Islands and Newfoundland, which could limit exploration activities; and

•	other natural disasters.
Any of these can result in loss of hydrocarbons, environmental pollution and other damage to our properties or the properties of others, or restricted access to our properties.
Development drilling may not result in commercially productive quantities of oil and gas reserves from unconventional or conventional resources.
We depend on development projects to provide sustained cash flows after investment and attractive financial returns. However, development drilling is not always successful and the profitability of development projects may change over time.
In new development areas, available data may not allow us to completely know the extent of the reservoir or the best locations for drilling development wells. Therefore, a development well we drill may be a dry hole or result in noncommercial quantities of hydrocarbons.
Onshore, we are currently planning to invest significant amounts of capital to continue development of our onshore US unconventional resources. In unconventional basins, development is highly dependent on the use of new technologies to drive cost efficiencies in drilling and completion as well as on the availability of third party infrastructure to provide flow assurance and transportation of production to end markets.
Offshore, we are progressing the first phase development of the Leviathan natural gas project, planning the Tamar expansion project and evaluating development options for our Katmai discovery. Development of offshore resources is capital and resource-intensive and may require several years to complete. In order to timely advance significant offshore discoveries, we may progress multiple development concepts simultaneously, with the realization that only one concept may ultimately be approved or be economically feasible. This approach may result in our writing off costs related to certain development concepts that must be eliminated from further consideration once a final development option has been determined.
Even if development drilling is successful and we find commercial quantities of reserves, we may encounter difficulties or delays in completing development wells. For example, frontier areas or less developed onshore areas may not have adequate infrastructure for gathering, processing or transportation, and production may be delayed until they are constructed.
Costs of drilling, completing and operating wells can be uncertain, and cost factors can adversely affect the economic viability of a project. Inability to drill profitably or market our production, could decrease our current cash flows and reduce the return on our investment.

Exploratory drilling may not result in the discovery of commercially productive reservoirs.
Exploration success within existing or new frontier areas provides for growth in production and reserves. Exploratory drilling requires significant capital investment and does not always result in commercial quantities of hydrocarbons or new development projects.
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
See Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
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
Mergers of businesses often require the approval of certain government or regulatory agencies and such approval could contain terms, conditions, or restrictions that would be detrimental to our business after a merger. US antitrust laws require waiting periods and even after completion of a merger, governmental authorities could seek to block or challenge a merger as they deem necessary or desirable in the public interest. We have merged with or acquired other companies in the past. Prevention of a merger by antitrust laws could impair our ability to do business. Furthermore, mergers and acquisitions expose us to potential lawsuits or other obligations not yet anticipated at time of merger or acquisition. Such liabilities and obligations could hinder our ability to fully benefit from the acquired business or assets and negatively impact our financial performance.
As a developer, owner and operator of crude oil and natural gas properties, we are subject to various laws and regulations relating to the discharge of materials into, and the protection of, the environment. Violations of environmental laws and regulations could result in fines or required mitigation activities. See We are subject to increasing governmental regulations and environmental requirements that may cause us to incur substantial incremental costs, below, and Item 8. Financial Statements and Supplementary Data – Note 18. Commitments and Contingencies.
In addition, in certain areas, legal enforcement may be impacted by significant new incentives for whistleblowers. Violations of any laws or regulations caused by either failure of our internal controls related to regulatory compliance or failure of our employees to comply with our internal policies could result in substantial civil or criminal fines, sanctions, or loss of our license to operate. In addition, as we continue to pursue exploration opportunities with new partners in new geographical locations, our ability to mitigate risks of actual or alleged violations could decrease. Actual or alleged violations of US and international laws could damage our reputation, be expensive to defend, and impair our ability to do business.
We face various risks associated with global populism and general political uncertainty.
Following the 2008/2009 global financial crisis, the world has experienced lower economic growth versus the levels attained in previous decades. This has resulted in economic stagnation for certain citizens and as a result, there are concerns around jobs, economic well-being and wealth distribution. Globally, certain individuals and organizations are attempting to focus the public's attention on income and wealth distribution and implement income and wealth redistribution policies.
In addition, there have been recent efforts to challenge and change individual and/or corporate taxation. These efforts, if they gain political traction, could result in increased taxation on individuals and/or corporations, as well as, potentially, increased regulation on companies and financial institutions. These measures would further burden companies and individuals with additional tax costs.
Recent events have intensified these risks. In the US, the growing trend toward populism, coupled with the recent change in US Administration, have resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. For example, the new US Administration recently signaled a potential change in US relations with Russia and China, and signed an Executive Order to withdraw from the Trans-Pacific Partnership. Global uncertainty and/or reductions in global trade activities could contribute to slower economic growth which could negatively business and commerce.
Potential changes in relationships among the US, China and Russia, or among China, Russia and other countries, can have significant impacts on the balance of power, as well as on global trade, with further impacts on both global and local economies. In addition, changes in the relationships between the US and its neighbors, such as Mexico, can have significant, potentially negative, impacts on commerce.
In Europe, the populist movement has resulted in the Brexit vote, and recent election results are signaling increasing populist demands and rises in nationalism, which could have a negative impact on economic policy and consequently pose a potential threat to the unity of the European Union.
Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic and trade sanctions, as well as any potential increased tax expense, could reduce our ability to negotiate the sale of our products, increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.
We face various risks associated with the trend toward increased anti-development activity.
As new technologies have been applied to our industry in recent years, we have seen significant growth in non-OPEC crude oil and natural gas supply, particularly in the US. With this expansion of activity, opposition toward oil and gas drilling and development activity has been growing both in the US and globally.
Companies in our industry can be the target of opposition to development from certain stakeholder groups, including national and local governments and regulatory agencies. These anti-development efforts could be focused on limiting hydrocarbon development; reducing access to national and state government lands; delaying or canceling certain projects such as offshore drilling, shale development, and pipeline construction; limiting or banning the use of hydraulic fracturing; blocking activity in certain areas such as the Arctic; denying air-quality permits for drilling; and advocating for increased regulations on shale drilling and hydraulic fracturing. Potential changes in regulations, as signaled by the current US Administration, could intensify the risk of anti-development efforts as grass roots opposition efforts grow.
In addition, the use of social media channels can be used to cause rapid, widespread reputational harm.
Future anti-development efforts could result in the following:

•	blocked development;

•	denial or delay of permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions on installation or operation of gathering, processing or pipeline facilities;

•	restrictions on the transportation of crude oil and natural gas;

•	restrictions on the use of certain operating practices, such as hydraulic fracturing;

•	reduced access to water supplies or restrictions on water disposal;

•	limited access or damage to or destruction of our property;

•	legal challenges or lawsuits;

•	targeted activist shareholder campaigns;

•	increased regulation of our business;

•	damaging publicity about the Company;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and expand production.
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
A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•	unauthorized access to seismic data, reserves information or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;

•	data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;

•	data corruption or operational disruption of production infrastructure could result in loss of production, or accidental discharge;

•	a cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt a development project, effectively delaying the start of cash flows from the project;

•	a cyber attack on a third party gathering or pipeline service provider could prevent us from marketing our production, resulting in a loss of revenues;

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
Federal, state and local hydraulic fracturing and water disposal legislation and regulation could increase our costs or restrict our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities.
While hydraulic fracturing has been utilized in oil and gas development for decades, certain parties have called for further study of the technique's alleged environmental and health effects, for additional regulation of the technique and, in some cases, for a moratorium or ban on the use of hydraulic fracturing. Because of elevated public sensitivity around the topic, federal, state and local governments are continually conducting studies, evaluating their regulatory programs and considering additional requirements on and regulation of hydraulic fracturing practices.
For example, various recommendations with respect to unconventional gas have been issued by the Shale Gas Production Subcommittee, a subcommittee of the Secretary of Energy Advisory Board, and the US Department of Energy's National Energy Technology Laboratory is conducting a comprehensive assessment of the environmental effects of shale gas production.
At the national level, proposals have been introduced from time to time in the US Congress that, if implemented, would subject hydraulic fracturing to further regulation thereby limiting its use or increasing its cost.
Federal agencies addressing hydraulic fracturing under existing authorities include the EPA, which has issued reports and developed various rules and guidelines regarding hydraulic fracturing activities, and the Bureau of Land management, under the US Department of the Interior, which has issued final rules impacting hydraulic fracturing on federal lands. In addition, OSHA and NIOSH have authority to regulate certain workplace practices.
All of the states, as well as certain localities, where we operate have adopted or may adopt additional regulations on drilling activities in general or hydraulic fracturing in particular. For example, a number of local communities in Colorado have attempted to increase regulatory requirements on oil and gas development. In addition, some state regulatory agencies have modified their regulations to account for potential induced seismicity with regard to the operation of injection wells used for oil and gas waste disposal.
We are dependent on the use of hydraulic fracturing practices to produce commercial quantities of crude oil and natural gas, particularly from wells in our onshore US basins. Additional federal, state or local restrictions on hydraulic fracturing, water disposal or other drilling activities that may be imposed in areas where we conduct business, such as onshore US, could significantly increase our operating, capital and compliance costs as well as delay or halt our ability to develop crude oil, natural gas and NGL reserves. See Items 1. and 2. Business and Properties – Regulations and – Hydraulic Fracturing.
The marketability of our production is dependent upon transportation and processing facilities over which we may have no direct control.
The marketability of our production from our onshore US areas and deepwater Gulf of Mexico depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities. We deliver crude oil, natural gas and NGLs produced from these areas through gathering systems and pipelines, the majority of which we do not own.
In Israel, we rely on a state-owned pipeline and transportation system to deliver our production to customers and end users. Offshore Equatorial Guinea, our natural gas production is delivered to onshore processing and storage facilities operated by our partner, and the resulting products, as well as our crude oil production from Aseng and Alen, are lifted to tankers owned by third-parties.
Third-party systems and facilities may not be available to us in the future at a price that is acceptable to us. In addition, the lack of availability or capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Even where we have some contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions or mechanical reliability or other reasons, including adverse weather conditions.
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
Our entry into new exploration ventures in countries which have no history of hydrocarbon sector investment subjects us to risks.
We hold working interests in certain areas, each of which currently has minimal or no crude oil or natural gas production, and in certain cases, limited infrastructure, including offshore areas of Cyprus, Falkland Islands, Cameroon, Gabon, Suriname and Newfoundland. Our activities will be subject to risks including, among others:

•	exploration activities in frontier areas may not result in commercially productive quantities of crude oil, natural gas and NGL reserves;

•	remote locations make it more difficult and time-consuming to transport personnel, equipment and supplies;

•
certain operating environments, such as offshore the Falkland Islands and Newfoundland, include harsh weather and rough seas which could limit seismic surveys and other exploration activities during certain periods;

•	pandemics and epidemics, which may adversely affect our business operations through travel or other restrictions; and

•
there have been numerous acts of piracy, kidnapping, civil strife, regional conflict, border disputes, cross-border violence, and war, as well as violence associated with corruption, drug trafficking and regime changes in certain areas.

These, and other risks, could be intensified if commercial quantities of crude oil or natural gas are discovered. In addition, if commercial quantities of hydrocarbons are discovered, societies with minimal or no current production must begin to address such topics as sector regulation and distribution of government proceeds from hydrocarbon sales, the results of which could have a negative impact on our business. We may not be able to compensate for or fully mitigate these risks.
Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
Drilling and development activities require the use of water and results in the production of waste water. For example, the hydraulic fracturing process which we employ to produce commercial quantities of crude oil, natural gas and NGLs from many reservoirs requires the use and disposal of significant quantities of water. In certain regions, there may be insufficient local capacity to provide a source of water for drilling activities. In those cases, water must be obtained from other sources and transported to the drilling site, adding to the development cost. Waste water from oil and gas operations often is disposed of via underground injection. Some studies have linked earthquakes or induced seismicity in certain areas to underground injection, which is leading to increased public scrutiny of injection safety.

The development of new environmental initiatives or regulations related to acquisition, withdrawal, storage and use of surface water or groundwater, or treatment and discharge of water waste, may limit our ability to use techniques such as hydraulic fracturing, increase our development and operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. See Items 1. and 2. Business and Properties – Hydraulic Fracturing.
Indebtedness may limit our liquidity and financial flexibility.
At December 31, 2016, we had $7.1 billion of debt, and indebtedness represented 43% of our total book capitalization (sum of debt plus shareholders' equity).
Our indebtedness affects our operations in several ways, including the following:

•	a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;

•	we may be at a competitive disadvantage as compared to similar companies that have less debt;

•
a covenant contained in our Credit Agreement provides that our total debt to capitalization ratio (as defined in the Credit Agreement) will not exceed 65% at any time, which may make additional borrowings more expensive, thereby affecting our flexibility in planning for, and reacting to, changes in the economy and our industry;

•	additional future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants;

•
changes in our debt credit ratings may negatively affect the cost, terms, conditions and/or availability of future financing, and lower ratings will increase the interest rate and fees we pay on our unsecured revolving credit facility (Revolving Credit Facility); and

•	we may be more vulnerable to general adverse economic and industry conditions.
We may incur additional debt in order to fund our exploration, development and acquisition activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
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
We operate in highly competitive areas of crude oil and natural gas exploration, development, acquisition and production. We face intense competition from:

•	large multi-national, integrated oil and gas companies;

•	state-controlled national oil companies;

•	US independent oil and gas companies;

•	US onshore midstream companies;

•	service companies engaging in exploration and production activities; and

•	private investing in oil and gas equity funds.
We face competition in a number of areas such as:

•	seeking to acquire desirable producing properties or new leases for future exploration;

•	acquiring or increasing access to gathering, processing and transportation services and capacity;

•	marketing our crude oil, natural gas and NGL production;

•	seeking to acquire the equipment and expertise necessary to operate and develop properties; and

•	attracting and retaining employees with certain skills.

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
Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner, and there are numerous uncertainties inherent in estimating reserves quantities and their value, including factors that are beyond our control.
In accordance with the SEC's rules for oil and gas reserves reporting, our reserves estimates are based on 12-month average commodity prices; therefore, reserves quantities will change when actual prices increase or decrease. As estimated production, development and abandonment costs are based on year-end economic conditions, reserves quantities will also change when these costs increase or decrease.
Reserves estimates depend on a number of factors and assumptions that may vary considerably from actual results, including:

•	historical production from the area compared with production from other areas;

•	the assumed effects of regulations by governmental agencies, including the SEC;

•	assumptions concerning future crude oil, natural gas, and NGL prices;

•	anticipated development cycle time;

•	future development costs;

•	future operating and abandonment costs;

•	impacts of cost recovery provisions in contracts with foreign governments;

•	severance and excise taxes; and

•	workover and remedial costs.
For these reasons, estimates of the economically recoverable quantities of crude oil, natural gas and NGLs attributable to any particular group of properties, classifications of those reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different petroleum engineers, or by the same petroleum engineers but at different times, may vary substantially. Estimation of crude oil, natural gas and NGL reserves in emerging areas or areas with limited historical production is inherently more difficult, and we may have less experience in such areas. Accordingly, reserves estimates may be subject to positive or negative revisions, and actual production, revenues and expenditures with respect to our reserves likely will vary, possibly materially, from estimates. Any such negative revisions could result in an asset impairment charge.
Additionally, some of our reserves estimates are calculated using volumetric analysis, which involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure. Reserves estimates using volumetric analysis are less reliable than estimates based on a lengthy production history.
In addition, realization or recognition of proved undeveloped reserves will depend on our development schedule and plans. A change in future development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. See Items 1. and 2. Business and Properties – Proved Reserves Disclosures.
We operate in a litigious environment.
Some of the jurisdictions within which we operate have proven to be litigious environments. Oil and gas companies, such as us, can be involved in various legal proceedings, such as title, royalty, or contractual disputes, in the ordinary course of business. For example, in the state of Louisiana, oil and gas companies are often the target of “legacy lawsuits,” by which a landowner claims that oil and gas operations, often performed many years ago and by another operator, caused pollution or contamination of a property. Various properties we have owned over the past decades potentially expose us to “legacy lawsuit” claims. Similarly, neighboring landowners may allege that current operations cause contamination or create a nuisance.
Because we maintain a diversified portfolio of assets that includes both US and international projects, the complexity and types of legal procedures with which we may become involved may vary, and we could incur significant legal and support expenses in different jurisdictions. For instance, we historically have had to address certain fiscal, antitrust and other regulatory challenges in Israel, including a current class action lawsuit filed by petitioners alleging we and our partners in Tamar violated antitrust laws through the monopolistic pricing of natural gas to the citizens of Israel. Legal proceedings such as this could result in a substantial liability and/or negative publicity about us and adversely affect the price of our common stock. In addition, legal proceedings distract management and other personnel from their primary responsibilities. These proceedings are subject to the uncertainties inherent in any litigation. We will defend ourselves vigorously in all such matters. However, if we are not able to successfully defend ourselves, there could be a delay or even halt in our exploration, development or production activities or other business plans, resulting in a reduction in reserves, loss of production and reduced cash flows.

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, Noble Midstream Partners, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the general partner of Noble Midstream Partners, a publicly traded master limited partnership. Our control of the general partner of Noble Midstream Partners may increase the possibility that we could be subject to claims of breach of fiduciary duties, including claims of conflicts of interest, related to Noble Midstream Partners. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
Failure to adequately fund continued capital expenditures could adversely affect our properties.
Our exploration, development, and acquisition activities require capital expenditures to achieve production and cash flows. In particular, major offshore projects have a multi-year long development cycle time, which means that development spending occurs for several years before the project begins producing hydrocarbons and generating cash flows. As examples, assets and infrastructure for export of natural gas from Leviathan will require a multi-billion dollar investment prior to production startup. Furthermore, while the majority of our assets are held by production, certain of our assets, such as our Eagle Ford Shale and Permian Basin properties, are held through continuous development obligations. Therefore, we are contractually obligated to fund a level of development activity in these areas and failure to meet these obligations may result in the loss of a lease.
Historically, we have funded our capital expenditures through a combination of cash flows from operations, our Revolving Credit Facility, debt and equity issuances, and occasional sales of assets. Future cash flows from operations are subject to a number of variables, such as the level of production from existing wells, commodity prices, and our success in finding, developing and producing new reserves.
For 2017, our capital investment program is flexible to address potential commodity price changes. If commodity prices decline for an extended period of time, we will evaluate our level of capital spending and likely reduce our investment program. As a result, we will have less ability to replace our reserves through drilling operations and may elect to forfeit our ownership interests or rights to participate in some properties, resulting in lower production over time as compared with prior years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Operating Outlook 2017 – Capital Investment Program.
We may be subject to risks in connection with acquisition and divestiture activities.
As part of our business strategy, we have made, and will likely continue to make, acquisitions of oil and gas properties and/or entities that own them. Furthermore, if we are unable to make attractive acquisitions, our future growth could be limited. Moreover, even if we do make acquisitions, they may not result in an increase in our cash flows from operations or otherwise result in the benefits anticipated due to various risks, including, but not limited to:

•	incorrect estimates or assumptions about reserves, exploration potential or potential drilling locations;

•	incorrect assumptions regarding future revenues, including future commodity prices and differentials, or regarding future development and operating costs;

•	incorrect assumptions regarding potential synergies and the overall costs of equity or debt;

•	difficulties in integrating the operations, technologies, products and personnel of the acquired assets or business; and

•	unknown and unforeseen liabilities or other issues related to any acquisition for which contractual protections prove inadequate, including environmental liabilities and title defects.
The acquisition of a property or business requires management to make complex judgments and assessments, and the accuracy of the assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.
We also maintain an ongoing portfolio management program to ensure our company is well-positioned with assets that offer growth at financially attractive investment options. Therefore, we may periodically divest certain material assets which may help to generate organizational and operational efficiencies as well as cash for use in our capital investment program or to repay outstanding debt.
We strive to obtain the most attractive prices for our assets; however, various factors can materially affect our ability to dispose of assets on terms acceptable to us. Such factors may include:

•	current commodity prices;

•	laws and regulations impacting oil and gas operations in the areas where the assets are located;

•	willingness of the purchaser to assume certain liabilities such as asset retirement obligations;

•	our willingness to indemnify buyers for certain matters; and

•	delays in closing.

Inability to achieve a desired price for the assets, or underestimation of amounts of retained liabilities or indemnification obligations, can result in a reduction of cash proceeds, a loss on sale due to an excess of the asset's net book value over proceeds, or liabilities which must be settled in the future at amounts that are higher than we anticipated.
An uneconomic or unsuccessful acquisition or divestiture effort may divert management’s attention and our financial resources away from existing operations, which could have a material adverse effect on our financial condition and results of operations.
We are exposed to counterparty credit risk as a result of our receivables, hedging transactions and cash investments.
We are exposed to risk of financial loss from trade, joint venture, and other receivables. We sell our crude oil, natural gas and NGLs to a variety of purchasers. In addition, we are the operator on a majority of our joint venture development projects. As operator of the joint ventures, we pay joint venture expenses and make cash calls on our nonoperating partners for their respective shares of joint venture costs. These projects are capital cost intensive and, in some cases, a nonoperating partner may experience a delay in obtaining financing for its share of the joint venture costs. For example, our partners in the Eastern Mediterranean must obtain financing for their share of significant development expenditures at Leviathan.
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
Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. During periods of falling commodity prices, our commodity derivative receivable positions increase, which increases our counterparty credit exposure. We also had approximately $1.2 billion in cash and cash equivalents at December 31, 2016 deposited with financial institutions, a majority of which was invested in money market funds and short-term deposits with major financial institutions. While we monitor the creditworthiness of the banks and financial institutions with which we invest and engage in hedging transactions, and maintain credit insurance, we are unable to predict sudden changes in solvency of the financial institutions and may be exposed to associated risks.
If one or more of our trade creditors, joint venture partners, hedge counterparties and financial institutions were to experience a sudden deterioration in liquidity, it could impair their ability to perform under the terms of our contracts. We are unable to predict sudden changes in creditworthiness or ability of these parties to perform and could incur significant financial losses.
Commodity hedging transactions may limit our potential gains or fail to protect us from declines in commodity prices.
In order to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into hedging arrangements with respect to a portion of our expected revenues. Our hedges, consisting of a series of derivative instrument contracts, are limited in duration, usually for periods of one to three years. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if prices rise over the price established by the arrangements. Conversely, our hedging program may be inadequate to protect us from continuing and prolonged declines in the price of crude oil or natural gas.
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
Our industry is subject to complex laws and regulations adopted or promulgated by international, federal, state and local authorities relating to the exploration for, and the development, production and marketing of, crude oil, natural gas and NGLs. Changes in price controls, taxes and environmental laws relating to our industry have the ability to substantially affect crude oil, natural gas and NGL production, operations and economics. Environmental laws, in particular, can change frequently, often become stricter and at times may force us to incur additional costs as changes are implemented.
We cannot always predict with certainty how agencies or courts will interpret existing laws and regulations or the effect these interpretations may have on our business or financial condition, and the recent change in US Administration has increased uncertainty in these matters.
Additionally, the unintentional discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to liabilities on our part to government agencies and/or third parties, and may require us to incur costs to achieve remediation objectives and/or requirements.
In April 2015, for example, we entered into a Consent Decree with the US EPA, US Department of Justice and State of Colorado to improve emission control systems at a number of our condensate storage tanks in the DJ Basin. The Consent Decree required us to pay a civil penalty and to perform certain injunctive relief activities, mitigation projects, and supplemental environmental projects. We continue to incur costs associated with these activities. In addition, compliance with the Consent Decree could result in the temporary shut in or permanent plugging and abandonment of certain wells and associated tank batteries within the Non-Attainment Area of the DJ Basin.
Noncompliance with existing or future legislation or regulations could potentially result in an increased risk of civil or criminal fines or sanctions. For example, fines or sanctions associated with a well incident or spill could well exceed the actual cost of containment and cleanup.
Further expansion of environmental, safety and performance regulations or an increase in liability for drilling or production activities, including punitive fines, may have one or more of the following impacts on our business:

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
A change in international and/or US federal and state climate policy could have a significant impact on our operations and profitability.
Climate and related energy policy, laws and regulations could change, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. The Paris Agreement, which calls for State parties to establish their own nationally determined contributions (NDCs) for reducing carbon output, entered into force in

November 2016. The previous US Administration’s NDC, if not altered, would commit the US to achieve an economy-wide target of reducing its GHG emissions by 26-28% less than the 2005 level by 2025 and to use best efforts to reach a 28% reduction.
There are federal and state responses to climate and energy concerns in the form of laws, regulations and operating guidance, which could alter future demand for our products. Under the previous US Administration, federal agencies in particular pursued a wide variety of climate initiatives.
However, the current US Administration has signaled a change in policy with respect to climate and energy, including potential opposition to the Paris Agreement and the previous administration's Clean Policy Plan.
Domestic and international response to climate and related energy issues are matters of public policy concern. We are currently in a period of increasing uncertainty as to these matters, and, at this time, it is difficult to anticipate how the new US Administration will impact existing laws and regulations, or propose new laws and regulations, and how state governments and other stakeholders may react. As compared with large multi-national, integrated energy companies, we lack the resources or expertise to conduct fundamental research regarding the scientific inquiry of climate change. However, we will continue to closely monitor all relevant developments in this regard. Changes in international, federal or state laws and regulations regarding climate policy could have a significant negative impact on our ability to explore for and develop crude oil and natural gas resources or reduce demand for our products.
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
Item1B.  Unresolved Staff Comments
None.
Item 3.  Legal Proceedings
We are involved in various legal proceedings in the ordinary course of business. These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters and we believe that the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, results of operations or cash flows. For discussion of material legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 18. Commitments and Contingencies.
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
Stock Prices and Dividends by Quarters The high and low sales price per share of our common stock on the NYSE and quarterly dividends paid per share were as follows:

	High	Low		Dividends Per Share
2015
First Quarter	$52.42	$41.01		$0.18
Second Quarter	53.68	42.13		0.18
Third Quarter	43.03	29.13		0.18
Fourth Quarter	39.85	29.56		0.18
2016
First Quarter	$35.04	$23.77		$0.10
Second Quarter	38.62	29.47		0.10
Third Quarter	37.50	32.71	—	0.10
Fourth Quarter	42.03	33.75		0.10
On January 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. The dividend will be paid February 21, 2017, to shareholders of record on February 6, 2017. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Transfer Agent and Registrar  The transfer agent and registrar for our common stock is Wells Fargo Bank, N.A., 1110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120.
Stockholders’ Profile  Pursuant to the records of the transfer agent, as of January 17, 2017, the number of holders of record of our common stock was 570.
Stock Repurchases  The following table summarizes repurchases of our common stock occurring in fourth quarter 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
10/1/2016 - 10/31/2016	848	$35.78	—	—
11/1/2016 - 11/30/2016	304	35.98	—	—
12/1/2016 - 12/31/2016	391	38.86	—	—
Total	1,543	$36.60	—	—
(1) Stock repurchases during the period related to stock received by us from employees for the payment of withholding taxes due on shares of restricted stock issued under our stock-based compensation plans.

Stock Performance Graph   This graph shows our cumulative total shareholder return over the five-year period from December 31, 2011 to December 31, 2016. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and a peer group of companies. The cumulative total return of the common stock of our peer group of companies includes the cumulative total return of our common stock.
Our peer group includes a broad group of onshore US and global exploration and production companies which are further diversified by location and number of resource plays as well as level of integration within the crude oil and natural gas business cycle. Our peer group consists of the following:

Anadarko Petroleum Corp.	Hess Corp.
Apache Corp.	Marathon Oil Corp.
Cabot Oil & Gas Corp.	Murphy Oil Corp.
Chesapeake Energy Corp.	Noble Energy, Inc.
Continental Resources, Inc.	Pioneer Natural Resources Co.
Devon Energy Corp.	Range Resources Corp.
EOG Resources, Inc.	Southwestern Energy Co.
The comparison assumes $100 was invested on December 31, 2011 in our common stock, in the S&P 500 Index and in our peer group of companies and assumes that all of the dividends were reinvested. In addition, the peer group investment is weighted based upon the market capitalization of each individual company within the peer group.

Year Ended December 31,	2012	2013	2014	2015	2016
Noble Energy, Inc.	$108.82	$146.99	$103.45	$73.09	$85.47
S&P 500	116.00	153.58	174.60	177.01	198.18
Peer Group	101.34	133.49	114.88	71.07	102.69

Equity Compensation Plan Information The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 6. Selected Financial Data

	Year Ended December 31,
(millions, except as noted)	2016	2015	2014	2013	2012
Revenues and Income
Total Revenues	$3,491	$3,183	$5,115	$5,015	$4,223
(Loss) Income from Continuing Operations Including Noncontrolling Interests	(985)	(2,441)	1,214	907	965
Net (Loss) Income Including Noncontrolling Interests	(985)	(2,441)	1,214	978	1,027
Net (Loss) Income Attributable to Noble Energy	(998)	(2,441)	1,214	978	1027
Per Share Data, Attributable to Noble Energy (1)
(Loss) Earnings Per Share - Basic
(Loss) Income from Continuing Operations	$(2.32)	$(6.07)	$3.36	$2.53	$2.71
Net (Loss) Income	(2.32)	(6.07)	3.36	2.72	2.89
(Loss) Earnings Per Share - Diluted
(Loss) Income from Continuing Operations	(2.32)	(6.07)	3.27	2.50	2.68
Net (Loss) Income	(2.32)	(6.07)	3.27	2.69	2.86
Cash Dividends Per Share	0.40	0.72	0.68	0.55	0.45
Year-End Stock Price Per Share	38.06	32.93	47.43	68.11	50.87
Weighted Average Shares Outstanding
Basic	430	402	361	359	356
Diluted	430	402	367	363	359
Cash Flows
Net Cash Provided by Operating Activities	$1,351	$2,062	$3,506	$2,937	$2,933
Additions to Property, Plant and Equipment	1,541	2,979	4,871	3,947	3,650
Proceeds from Divestitures	1,241	151	321	327	1,160
Proceeds from Issuance of Noble Energy Common Stock, Net of Offering Costs	—	1,112	—	—	—
Proceeds from Issuance of Noble Midstream Partners Common Units, Net of Offering Costs	299	—	—	—	—
Financial Position
Cash and Cash Equivalents	$1,180	$1,028	$1,183	$1,117	$1,387
Property, Plant, and Equipment, Net	18,548	21,300	18,143	15,725	13,551
Goodwill (2)	—	—	620	627	635
Total Assets	21,011	24,196	22,518	19,642	17,554
Long-term Obligations
Long-Term Debt	7,011	7,976	6,068	4,566	3,736
Deferred Income Taxes	1,819	2,826	2,516	2,441	2,218
Asset Retirement Obligations, Noncurrent	775	861	670	547	333
Other	328	358	417	562	477
Total Equity	9,600	10,370	10,325	9,184	8,258

(1)	Amounts adjusted for the 2-for-1 stock split which occurred during second quarter 2013.

(2)	Goodwill was fully impaired at December 31, 2015. See Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operations Information - Consolidated Operations
Consolidated Crude Oil Sales (MBbl/d)	125	112	103	99	86
Average Realized Price ($/Bbl)	$40.39	$45.00	$91.58	$100.29	$101.52
Consolidated Natural Gas Sales (MMcf/d)	1,397	1,187	992	901	774
Average Realized Price ($/Mcf)	$2.42	$2.44	$3.38	$2.97	$2.19
Consolidated NGL Sales (MBbl/d)	54	39	23	16	16
Average Realized Price ($/Bbl)	$14.92	$13.91	$33.75	$35.53	$35.36
Proved Reserves
Crude Oil and Condensate Reserves (MMBbls)	333	307	304	322	268
Natural Gas Reserves (Bcf)	5,308	5,549	5,833	5,828	4,964
NGL Reserves (MMBbls)	219	189	128	113	89
Total Reserves (MMBoe)	1,437	1,421	1,404	1,406	1,184
Number of Employees	2,274	2,395	2,735	2,527	2,190

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

•	Executive Summary;

•	Executive Overview;

•	Operating Outlook;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.
The accompanying consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with our MD&A.

EXECUTIVE SUMMARY
Noble Energy Key Metrics (see links below for further information)

Items 1. and 2. Business and Properties – Sales Volume, Price and Cost Data	Items 1. and 2. Business and Properties – Proved Reserves Disclosures
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Revenues	Item 8. Financial Statements and Supplementary Data – Supplementary Oil and Gas Information (Unaudited)

Liquidity and Capital Resources – Cash Flows	Items 1. and 2. Business and Properties – Domestic and International
Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Acquisition, Capital and Other Exploration Expenditures

Items 1. and 2. Business and Properties – Sales Volume, Price and Cost Data	Items 1. and 2. Business and Properties – Proved Reserves Disclosures
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Revenues	Item 8. Financial Statements and Supplementary Data – Supplementary Oil and Gas Information (Unaudited)

EXECUTIVE OVERVIEW
Industry Outlook
Crude Oil The oil and gas industry is cyclical, and global crude oil prices are volatile due to three key drivers: OPEC crude oil supply, non-OPEC crude oil supply and global crude oil demand.
The crude oil price downturn that began in 2014 has entered its third year. During 2014, crude oil became oversupplied as production from non-OPEC producers increased, primarily driven by US production growth from tight formations and the de-bottlenecking of transportation infrastructure, while global crude oil demand growth was muted on sub-par global economic growth. This oversupply, coupled with OPEC’s decision not to reduce production quotas, resulted in crude oil futures prices falling rapidly in late 2014.
During 2015, prices fell to multi-year lows and the lowest levels since the global 2008 financial crisis. Crude oil prices continued to trade in a lower range during most of 2016 as continued oversupply, and uncertainty surrounding potential OPEC quota reductions, prevented a recovery.
In late 2016, OPEC reached an agreement for a limited, six-month production cut, and, in response, global crude oil prices began to rise. However, OPEC's agreement is contingent on the cooperation of non-OPEC countries, including Russia; therefore, the extent to which these plans will be carried out remains uncertain.
The outlook for 2017 crude oil prices will continue to depend on supply and demand dynamics and global geopolitical and security concerns in crude oil-producing nations. Production levels will be a primary determinant for 2017 as the global crude oil market remains substantially oversupplied. However, it appears that demand has begun to recover in some countries indicating that a sustainable, yet slow, price recovery may have begun.
Longer term, we expect supply and demand to continue to re-balance. Recent reductions in industry investment will, over time, reduce production, helping to balance supply and demand in the crude oil market.
Natural Gas The US domestic natural gas market is also oversupplied due to production growth from tight formations. During 2015 and most of 2016, prices remained weak, falling to multi-year lows. In addition, location differentials increased in some regions, resulting in further realized price declines. For a time, domestic production continued to grow, due to drilling efficiency and a backlog of drilled but uncompleted wells in the Marcellus Shale that came online with completion of new pipeline infrastructure, thereby outstripping demand growth.
More recently, however, domestic prices have begun to rebound, primarily in response to slower storage growth, an increase in domestic natural gas consumption, and higher LNG and pipeline exports.

Although the pace of drilling has slowed, it is possible that there may not be more significant improvement in the domestic natural gas supply and demand balance and that oversupply will persist, which could lead to continued price softness in 2017. At a minimum, we expect US natural gas prices to continue to trade in a low range for the near term.
Impact of Current Commodity Prices Although a modest commodity price improvement began in late 2016, our consolidated average realized crude oil price for fiscal year 2016 was 10% lower than for 2015, while our consolidated average natural gas price remained relatively flat as compared with 2015. Over the last two years, lower commodity prices have resulted in a reduction in our capital spending; significantly lower revenues, lower profitability and cash flows; asset and goodwill impairments; and negative (commodity-price driven) reserves revisions. All of these have led to reductions in our stock price in 2015 and 2016. The chart below shows the historical trend in benchmark prices for West Texas Intermediate (WTI) crude oil, Brent crude oil and U.S. Henry Hub natural gas.
Commodity prices continue to be volatile, and the current price improvement trend could stall, or the industry could enter another downturn causing additional material negative impacts on our revenues, profitability, cash flows, liquidity, and reserves, and we could consider further reductions in our capital program or dividends, asset sales or additional organizational changes.
Because the global economic outlook and commodity price environment are uncertain, we have built a liquidity position to ensure financial flexibility. We have also planned a 2017 capital investment program that will be responsive to positive or negative conditions that may develop and support continued investment in a volatile commodity price environment. See 2017 Capital Investment Program, below.
See Item 1A. Risk Factors – The oil and gas industry is cyclical and an extended period of suppressed commodity prices could have material adverse effects on our operations, our liquidity, and the price of our common stock.
Potential Cost Inflation Third party oilfield service and supply costs are also subject to supply and demand dynamics. When drilling and development activities slow, in response to extended commodity price declines, third party service and supply costs also tend to decline. During 2016, certain costs declined in response to reduced oilfield activities. However, if the trend toward commodity price improvement continues, and the recovery is robust, we expect demand for oilfield services and supplies to grow, and the costs of drilling, equipping and operating our wells and infrastructure could begin to rise.
Pending Acquisition of Clayton Williams Energy, Inc. On January 13, 2017 we executed a definitive agreement to acquire all of the outstanding common stock of Clayton Williams Energy, Inc. for $2.7 billion in cash and Noble Energy stock. See Items 1. and 2. Business and Properties – Pending Acquisition of Clayton Williams Energy, Inc.
Operational Success Despite the negative financial impacts of the low commodity price environment, 2016 was a very successful year operationally and strategically. We directed our focus to the enhancement of onshore US drilling and completions, advancement of Eastern Mediterranean regional natural gas developments, completion of the Gunflint development project in the Gulf of Mexico, start-up of the Alba B3 compression project offshore Equatorial Guinea, initial public offering of our midstream assets, and execution of certain other asset transactions allowing acceleration of asset development.
Just as importantly, we continued to achieve material reductions in capital and controllable unit costs, supporting project returns and margin improvements, and delivered year-over-year volume growth of approximately 19% (or year-over-year organic volume growth of approximately 8% excluding the addition of the Rosetta assets) resulting in record total consolidated sales volumes of 413 MBoe/d (excluding sales volumes from equity investees).

Recent Achievements Our current strategy has enhanced our future outlook and includes:
Portfolio Enhancements, Including:

•	integration of Rosetta Resources Inc., which expanded our portfolio with entry into two top-tier US Basins, the Eagle Ford Shale and Permian Basin;

•	additional Permian Basin bolt-on acquisitions;

•	improvement in the DJ Basin regulatory and legislative environment;

•	exchange of acreage in the DJ Basin which increased our contiguous acreage position; and

•	dissolution of the Marcellus Shale joint venture, providing increased flexibility and control over our investment.
Operational Accomplishments, Including:

•	project sanction readiness at Leviathan;

•	increased production with less capital investment;

•	improved returns with technology advancements and structural cost savings; and

•	delivery of major offshore projects on budget and on schedule.
Financial Strength, Including:

•	proactive and strategic action to manage within cash flows;

•	strong liquidity position including cash on hand and unused borrowing capacity;

•	portfolio management and midstream strategy, which increase our future financial capacity;

•	reduction of our outstanding debt through cash on hand; and

•	maintenance of our investment grade credit rating.
In summary, during 2016 we maintained our operational momentum, investment flexibility, and strong financial liquidity which we expect to carry over to 2017.
2016 Successes More specifically, our 2016 successes included the following:
Onshore US Growth Onshore, we continued our excellent safety performance while increasing our development activity in the DJ Basin, Eagle Ford Shale and Permian Basin. We expanded our Permian Basin position with an acreage acquisition and further enhanced our Colorado Wells Ranch position through an acreage exchange.
In October, we entered into a definitive agreement to separate our Marcellus Shale 50-50 Joint Venture, providing for greater control and flexibility over our future pace of development.
Production Volume Increases Efficiencies generated by drilling time reductions and completion improvements resulted in increased production as we delivered year-over-year volume growth of approximately 19% resulting in record total consolidated average sales volumes of 413 MBoe/d.
Capital Cost Reductions While delivering higher production volumes, we realized significant reductions in capital expenditures, over 45% from 2015, excluding the impact of the Rosetta Merger.
Lease Operating and G&A Expense Reductions We continued to realize significant reductions in unit costs for lease operating and general and administrative (G&A) expenses, 19% and 15%, respectively, on a BOE basis from 2015.
Major Project Successes Offshore, our major project execution capabilities enabled start up at our new Gunflint project in the Gulf of Mexico in July. Offshore Israel, the establishment of the Natural Gas Framework by the Government of Israel and execution of additional long-term natural gas sales agreements positioned us for sanction of our next major offshore development project, Leviathan. And offshore Equatorial Guinea, the Alba B3 compression platform was successfully installed, on schedule and within budget, and commenced production, extending the resource recovery life and slowing the natural decline of the Alba field. Our operated projects in the Eastern Mediterranean and West Africa continue to provide a source of reliable production and cash flows.
Liquidity Enhancements While accelerating our onshore US program, we ensured liquidity and enhanced our financial flexibility by generating over $1.5 billion of proceeds from property divestments and the initial public offering of Noble Midstream Partners common units. We used new Term Loan Facility proceeds to repurchase higher cost public debt, and, more recently were able to repay $850 million of the Term Loan Facility borrowings.
2016 Financial Results Our financial results included:

•	crude oil, natural gas and NGL revenues of $3.4 billion, as compared with $3.1 billion for 2015;

•	net loss attributable to Noble Energy of $998 million, as compared with net loss of $2.4 billion for 2015;

•	net loss on commodity derivative instruments of $139 million (including $708 million non-cash loss), as compared with $501 million net gain (including $508 million non-cash loss) for 2015;

•	dry hole expense of $579 million, as compared with $266 million for 2015;

•	undeveloped leasehold impairment expense of $93 million, as compared with $21 million for 2015;

•	reduced lease operating expense of $3.59 per BOE, as compared with $4.43 per BOE for 2015, a reduction of 19%;

•	reduced general and administrative expense of $2.64 per BOE, as compared with $3.11 per BOE for 2015, a reduction of 15%;

•	asset impairment expense of $92 million, as compared with $533 million for 2015;

•	diluted loss per share attributable to Noble Energy of $2.32, as compared with diluted loss per share of $6.07 for 2015;

•	cash flows provided by operating activities of $1.4 billion, as compared with $2.1 billion in 2015; and

•	capital expenditures of $1.6 billion, as compared with $2.9 billion, excluding the Rosetta Merger, in 2015.
Significant Events Impacting Liquidity Included:

•	net cash proceeds of $299 million received from issuance of Noble Midstream Partners common units, net of offering costs;

•	proceeds of $1.2 billion from asset sales; and

•	prepayment of $850 million of borrowings under our Term Loan Facility.
Year-end Financial Metrics Included:

•	cash balance of $1.2 billion, as compared with $1.0 billion at December 31, 2015;

•	total liquidity of $5.2 billion, as compared with $5.0 billion at December 31, 2015; and

•	ratio of debt-to-book capital of 43%, as compared with 43% at December 31, 2015.
See Results of Operations and Liquidity and Capital Resources, below.
Sales Volumes On a BOE basis, total consolidated sales volumes were 19% higher for 2016 as compared with 2015, and our mix of sales volumes was 43% global liquids, 36% US natural gas and 21% international natural gas. See Results of Operations – Revenues, below.
Cost Reduction Efforts During 2016, we continued to focus on maintaining our strong safety culture, driving operational efficiencies and reducing our cost structure. Continued cost reduction initiatives, including both operational enhancements and new pricing arrangements with suppliers, enabled us to reduce unit costs in lease operating expense and general and administrative expense as compared with 2015. Our global portfolio provides significant optionality, allowing us to adjust spending in response to the commodity price environment. Capital spending reductions, coupled with cost reduction activities, have aligned overall cash expenditures more closely with operating cash flows in the lower commodity price environment. Over the last two years, we also implemented organizational changes including a workforce reduction.
Acquisitions and Divestitures During 2016, we engaged in various acquisition and divestiture activity. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisitions, Divestitures and Merger.
OPERATING OUTLOOK
Positioned for the Future We believe the following factors will contribute to the sustainability of our business throughout the commodity price cycle, including extended periods of lower prices:

•
we have a high-quality, globally diversified portfolio of assets, focused on top-tier basins, and the majority of our assets are held by production, which provides investment optionality and flexibility;

•
we have exploration expertise which has led to numerous discoveries, in the deepwater Gulf of Mexico, Levant Basin offshore Eastern Mediterranean and the Douala Basin offshore West Africa, resulting in major development project opportunities;

•	we have operational and technical expertise which has led to our delivery of major development projects on schedule and within budget providing a competitive and financial advantage in our industry;

•	we have achieved substantial cost reductions (and are well-positioned on the global cost supply curve) impacting both operating expenses and capital expenditures;

•	we have designed a capital investment program, with flexibility allowing us to respond to changing commodity price conditions in 2017;

•	we have adjusted our quarterly dividend to 10 cents per common share; and

•	we have robust liquidity of $5.2 billion at December 31, 2016 and ability to access capital markets.
See also Results of Operations and Liquidity and Capital Resources, below.
As we enter 2017, we believe we have positioned the Company for sustainability, operational efficiency, and long-term success throughout the oil and gas business cycle. However, if the industry downturn continues for an extended period, or becomes more severe, we could experience additional material negative impacts on our revenues, profitability, cash flows, liquidity and proved reserves, and in response, we may consider further reductions in our capital program or dividends, asset sales or additional organizational changes. Our production and our stock price could decline further as a result of these potential developments. See Item 1A. Risk Factors – The oil and gas industry is cyclical and an extended period of suppressed commodity prices could have material adverse effects on our operations, our liquidity, and the price of our common stock.

2017 Production  We continue our comprehensive effort to spend within cash flow, manage the Company's balance sheet and position ourselves for future growth. To this end, we have adopted a 2017 capital program closely aligned with expected cash flow. Therefore, our total crude oil, natural gas and NGL production for 2017 may not grow at a rate consistent with prior years. Production may be impacted by factors including:

•	commodity prices, which, if subject to decline, could result in current production becoming uneconomic;

•	overall level and timing of capital expenditures which, as discussed below and dependent upon our drilling success, will impact near-term production volumes;

•	Israeli industrial and residential demand for electricity, which is largely impacted by weather conditions and conversion of Israeli electricity portfolio from coal to natural gas;

•	timing of the divestiture of the remaining 7.5% working interest in the Tamar field which will lower our sales volumes;

•	potential growth in the Israeli natural gas export market;

•	timing of crude oil and condensate liftings impacting sales volumes in West Africa;

•	natural field decline in onshore US, deepwater Gulf of Mexico and offshore Equatorial Guinea;

•	potential weather-related volume curtailments due to hurricanes in the deepwater Gulf of Mexico and Gulf Coast areas, or winter storms and flooding impacting onshore US operations;

•
reliability of support equipment and facilities, pipeline disruptions, and/or potential pipeline and processing facility capacity constraints which may cause restrictions or interruptions in production and/or midstream processing;

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
2017 Capital Investment Program Given the current commodity price environment, we have designed a flexible capital investment program as part of our comprehensive effort to spend within cash flows and manage the Company's balance sheet.
Our preliminary 2017 capital investment program will accommodate an investment level of approximately $2.3 to $2.6 billion. Approximately 75% of the total capital program is allocated to US onshore development, primarily focused on liquids-rich opportunities in the DJ Basin, Delaware Basin, and Eagle Ford Shale. Eastern Mediterranean capital expenditures, including initial development costs associated with the Leviathan project, represent over 20% of the total.
We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	commodity prices, including price realizations on specific crude oil, natural gas and NGL production;

•	operating and development costs and the ability to achieve material supplier price reductions;

•	production, drilling, delivery commitments or other contractual obligations;

•	drilling results;

•	property acquisitions and divestitures;

•	exploration activity;

•	cash flows from operations;

•	indebtedness levels;

•	availability of financing or other sources of funding;

•	permitting activity in the deepwater Gulf of Mexico;

•	potential legislative or regulatory changes regarding the use of hydraulic fracturing;

•	potential changes in the fiscal regimes of the US and other countries in which we operate; and

•	impact of new laws and regulations on our business practices.
We plan to fund our capital investment program from cash flows from operations, cash on hand, proceeds from divestments of assets, borrowings under our Revolving Credit Facility, and/or other sources of funding. See Liquidity and Capital Resources – Financing Activities, and – Contractual Obligations – Exploration Commitments and Continuous Development Obligations.

Potential for Future Dry Hole Cost, Lease Abandonment Expense or Property Impairments
Exploration Activities As we develop our near-term inventory, we will consider expanding the portfolio to include additional long-term and/or large-scale exploration opportunities. In this regard, we continue to conduct exploration activities in various geographical areas and have capitalized a significant amount of exploratory drilling costs. In the event we conclude that an exploratory well did not encounter hydrocarbons or that a discovery or prospect is not economically or operationally viable, the associated capitalized exploratory well costs would be charged to expense. For example, in 2016, we recorded impairments or dry hole expense totaling $579 million primarily associated with exploration activities in the deepwater Gulf of Mexico, offshore Israel and offshore West Africa.
We are currently evaluating development scenarios and assessing plans to progress appraisal at our Katmai discovery, deepwater Gulf of Mexico. We currently have capitalized costs of approximately $150 million for Katmai.
In addition, we have a potential commitment to drill an exploration well offshore Suriname, pending seismic survey evaluation.
We may also relinquish certain undeveloped leases prior to expiration, based upon geological evaluation or other factors. For example, in 2016, we wrote off $58 million of cost related to deepwater Gulf of Mexico undeveloped leases and $25 million for Falkland Islands licenses.
We have numerous leases for deepwater Gulf of Mexico prospects that have not yet been drilled. A significant portion of these leases are scheduled to expire over the years 2018 to 2020 and some leases may become impaired if production is not established, we do not take action to extend the terms of the leases, or the leases become uneconomic due to low commodity prices or other factors.
At December 31, 2016, we have capitalized costs related to exploratory wells of $768 million. We also have capitalized undeveloped leasehold cost of approximately $105 million related to deepwater Gulf of Mexico. As a result of our exploration activities, future exploration expense, including undeveloped leasehold amortization and impairment expense, could be significant.
See Item 1A. Risk Factors, Results of Operations – Operating Costs and Expenses – Oil and Gas Exploration Expense, and Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
Development Concept Selection Costs
When we discover significant resources, such as our Leviathan and Cyprus discoveries in the Eastern Mediterranean, full field development may require several phases, with various facilities serving both domestic and regional export demand. In order to determine an optimum development concept for these discoveries, we and our partners engage in development planning, also known as pre-FEED and FEED studies. Furthermore, we may progress pre-FEED and FEED studies simultaneously for multiple development concepts, with the realization that only one concept may ultimately be approved or be economically feasible. This simultaneous progression of multiple concepts enables us to advance a final investment decision and quality development of resources in a timely and efficient manner.
Conducting pre-FEED and FEED work to varying degrees for a range of phased development concepts may result in our incurring significant charges, as compared with pre-FEED and FEED costs incurred for previous offshore projects where the resources were not as significant. Other factors that may increase our pre-FEED and FEED costs include location of a field in a remote and/or under-developed area, lack of availability of, or capacity at, third party production platforms or other infrastructure, technical complexity, market availability, and significant time and effort required for government approval. While a development project may not be formally sanctioned, such as our Leviathan discovery, once a final development concept has been determined, we expect to identify certain concepts that must be eliminated from further consideration, and their associated costs written off. In fourth quarter 2016, we selected the initial development concept for the first phase of the Leviathan development project and wrote off $88 million associated with concepts that were not selected. See Items 1. and 2. Business and Properties – International – Eastern Mediterranean (Israel and Cyprus).
Producing Properties
During a significant portion of 2016, commodity prices, including WTI, Brent and HH, continued to trade in a low range, and prices remain volatile. A decline in future crude oil, natural gas or NGL prices could result in some of our properties becoming uneconomic, resulting in additional impairment charges, decrease in proved reserves and/or shut-in of currently producing wells.
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

The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future crude oil and natural gas production along with operating and development costs, and the market outlook on forward commodity prices. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward commodity prices, or increases in basis differentials, alone could result in an impairment.
In addition, well decommissioning programs, especially in deepwater or remote locations are often complex and expensive and may require several phases over a multi-year period, such as the current decommissioning activities occurring at the MacCulloch field in the North Sea. It may be difficult to estimate timing of actual abandonment activities, which are subject to regulatory approval, and the availability of rigs and services. It may be difficult to estimate costs as rigs and services become more expensive in periods of higher demand and less expensive in periods of low demand. Furthermore, regulations for decommissioning activities are under constant review for amendment and expansion and more stringent requirements are frequently mandated. Therefore, our asset retirement obligation (ARO) estimates may change, sometimes significantly, and could result in asset impairment. See Items 1. and 2. Business and Properties.
Climate Change  Climate change has become the subject of significant global focus. The impact of human activity on the climate remains a complex issue. Numerous governments around the world have concluded that it poses an urgent threat that requires the reduction of greenhouse gas emissions and other governments are responding with similar policies.
Crude oil and natural gas exploration and production operations are a direct source of certain GHGs, namely carbon dioxide and methane, and an indirect source of GHGs from the combustion of crude oil and natural gas products. Future restrictions on the production, use, emission or combustion of hydrocarbons could have a significant impact on our operations. We therefore are actively monitoring the following climate change related issues:
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
In June 2013, President Obama unveiled a Presidential climate action plan designed to reduce carbon emissions in the US, prepare the US for potential climate change impacts, and lead international efforts to address potential global climate change. In furtherance of that plan, the Obama Administration launched a number of initiatives, including the development of standards to increase vehicle fuel economy and a Strategy to Reduce Methane Emissions from the oil and gas industry. See also Items 1. and 2. Business and Properties - Regulations. It is not yet clear how the current US Administration and Congress will impact these initiatives.
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
Continuing international negotiations resulted in more than 190 countries, including the US, signing a new climate change agreement in Paris in 2015. The Paris Agreement aims to limit any increase in global temperature to less than 2°C greater than pre-industrial levels and to pursue efforts to limit the increase to 1.5°C. Parties are to submit their own nationally determined contributions (NDCs) toward GHG emissions reductions, which, unlike the reductions in the Protocol, will not be binding obligations. To help developing countries address climate change, moreover, the Paris Agreement sets a floor of $100 billion in annual aid collectively from developed countries. A new mitigation mechanism also will be developed over the next several years. The Paris Agreement entered into force in November 2016, thirty days after the required ratification by at least 55 countries that produce at least 55% of the world’s GHGs. That same month, at the 22nd Conference of the Parties to the Convention (COP 22), State Parties to the Agreement collaborated on efforts focused on implementation of the Agreement. The previous US Administration's NDC sets an economy-wide target by 2025 of reducing GHG emissions by 26-28% as compared to 2005 levels, and to make best efforts to reach 28%. The US presidential climate action plan discussed above reportedly is expected to account for much, but not all, of the reduction. This may change in the future with the current US Administration.
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

First, sales of natural gas comprised approximately 57% of our 2016 total sales volumes. The burning of natural gas produces lower levels of GHG emissions as compared to fuels such as liquid hydrocarbons and coal. In addition, public concern about nuclear safety has increased. These factors could increase the demand for natural gas as fuel for power generation. Also, should renewable resources, such as wind or solar power, become more prevalent, natural gas-fired electric plants may provide an alternative backup to maintain consistent electricity supply.
Further, future GHG standards for vehicles could result in the use of natural gas as transportation fuel. This may also increase the market demand for natural gas.
However, future restrictions on emissions of GHGs, or related measures to encourage use of renewable energy, could have a significant impact on our future operations and reduce demand for our products. See also Items 1. and 2. Business and Properties - Regulations and Item 1A. Risk Factors.
RESULTS OF OPERATIONS
Selected financial information is as follows:

	Year Ended December 31,
	2016	2015	2014
(millions, except per share)
Total Revenues	$3,491	$3,183	$5,115
Total Operating Expenses	4,787	5,655	4,197
Operating (Loss) Income	(1,296)	(2,472)	918
Total Other (Income) Expense	476	(253)	(792)
(Loss) Income from Operations Before Income Taxes	(1,772)	(2,219)	1,710
Net (Loss) Income Including Noncontrolling Interests	(985)	(2,441)	1,214
Less: Net Income Attributable to Noncontrolling Interests	13	—	—
Net (Loss) Income Attributable to Noble Energy	(998)	(2,441)	1,214

Net (Loss) Income Attributable to Noble Energy Per Share
Basic	(2.32)	(6.07)	3.36
Diluted	(2.32)	(6.07)	3.27

See following discussion for explanation of year-to-year changes.

Revenues
Oil, Gas and NGL Sales Agreements  We generally sell crude oil, natural gas, and NGLs under two types of agreements common in our industry. Both types of agreements may include transportation charges. One type of agreement is a netback agreement, under which we sell crude oil and natural gas at the wellhead and receive a price, net of transportation expense incurred by the purchaser. In the case of NGLs, we may receive a price from the purchaser, which is net of fractionation and processing costs.
Historically, we recorded revenue at the net price we received from the purchaser, net of transportation, fractionation or processing costs. Beginning in 2016, we changed our presentation of revenue to no longer include expenses netted from revenue by the purchaser. Crude oil, natural gas and NGL sales are now shown without deductions relating to transportation, fractionation or processing. These deductions are now recorded as production expense. Prior year amounts, including revenues, expenses, average realized sales prices and average production costs per BOE, have been reclassified to conform to the current presentation. For NGL sales, amounts reclassified for 2015 and 2014 totaled $50 million and $14 million, respectively. Amounts reclassified for crude oil and natural gas sales were de minimis.
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
Average Oil, Gas and NGL Sales Volumes and Prices Average daily sales volumes and average realized sales prices were as follows:

	Sales Volumes				Average Realized Sales Prices
	Crude Oil & Condensate (MBbl/d)	Natural Gas (MMcf/d)	NGLs (MBbl/d)	Total (MBoe/d) (1)	Crude Oil & Condensate (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
Year Ended December 31, 2016
United States	99	881	54	301	$39.59	$2.11	$14.92
Israel	—	281	—	47	—	5.21	—
Equatorial Guinea (2)	26	235	—	65	43.54	0.27	—
Total Consolidated Operations	125	1,397	54	413	40.39	2.42	14.92
Equity Investee (3)	2	—	5	7	45.44	—	26.30
Total	127	1,397	59	420	$40.46	$2.42	$15.96
Year Ended December 31, 2015
United States	81	708	39	237	$43.46	$2.10	$13.91
Israel	—	252	—	42	—	5.34	—
Equatorial Guinea (2)	31	227	—	69	48.85	0.27	—
Total Consolidated Operations	112	1,187	39	348	45.00	2.44	13.91
Equity Investee (3)	2	—	5	7	48.85	—	28.40
Total	114	1,187	44	355	$45.05	$2.44	$15.59
Year Ended December 31, 2014
United States	68	518	23	176	$89.60	$3.86	$33.75
Israel	—	231	—	39	—	5.57	—
Equatorial Guinea (2)	33	243	—	74	94.61	0.27	—
China	2	—	—	2	103.74	—	—
Total Consolidated Operations	103	992	23	291	91.58	3.38	33.75
Equity Investee (3)	2	—	5	7	96.53	—	62.89
Total	105	992	28	298	$91.65	$3.38	$39.19

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

(2)
Natural gas from the Alba field is under contract for $0.25 per MMBtu to a methanol plant, an LPG plant, an LNG plant and a power generation plant. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method.

(3)	Volumes represent sales of condensate and LPG from the Alba plant in Equatorial Guinea.
An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Crude Oil & Condensate	Natural Gas	NGLs	Total
(millions)
2014 Sales Revenues	$3,438	$1,223	$284	$4,945
Changes due to
Increase in Sales Volumes	306	241	181	728
Decrease in Sales Prices	(1,904)	(408)	(268)	(2,580)
2015 Sales Revenues	$1,840	$1,056	$197	$3,093
Changes due to
Increase in Sales Volumes	153	190	84	427
Increase (Decrease) in Sales Prices	(139)	(7)	15	(131)
2016 Sales Revenues	$1,854	$1,239	$296	$3,389
Crude Oil and Condensate Sales Revenues Revenues from crude oil and condensate sales remained relatively flat in 2016 as compared with 2015 due to the following:

•	higher sales volumes of 9 MBbl/d in the Eagle Ford Shale and Permian Basin primarily attributable to full year consolidation following the Rosetta Merger;

•	sales volumes from the Big Bend and Dantzler developments (deepwater Gulf of Mexico), which began producing fourth quarter 2015 and contributed 12 MBbl/d, net, collectively in 2016; and

•	start up of the deepwater Gulf of Mexico Gunflint development in July 2016 which contributed 3 MBbl/d;
partially offset by:

•	a 10% decrease in total consolidated average realized prices primarily due to the decline in global crude oil prices that began in the second half of 2014 and continued into 2016; and

•	decrease in sales volumes due to natural field decline at Aseng and Alen, offshore Equatorial Guinea.
Revenues from crude oil and condensate sales decreased by $1.6 billion, or 46%, in 2015 as compared with 2014 due to the following:

•	a 51% decrease in total consolidated average realized prices primarily due to the decline in global crude oil prices that began in the second half of 2014 and continued in 2015;

•	decrease in sales volumes due to planned downtime and maintenance as well as natural field decline in the deepwater Gulf of Mexico and the Aseng field, offshore Equatorial Guinea; and

•	decrease in sales volumes due to the sale of our China assets at the end of second quarter 2014;
partially offset by:

•	higher sales volumes of 7 MBbl/d in the DJ Basin primarily attributable to increased well productivity due to enhanced completion techniques and increased processing capacity;

•	sales volumes of 7 MBbl/d contributed by our recently-acquired Eagle Ford Shale and Permian Basin assets; and

•	start up of the deepwater Gulf of Mexico Rio Grande development in fourth quarter 2015 which contributed 2 MBbl/d.
Natural Gas Sales Revenues Revenues from natural gas sales increased by $183 million, or 17%, in 2016 as compared with 2015. Although consolidated average realized prices remained flat, sales volume increases were due to the following:

•	higher sales volumes of 93 MMcf/d in the Marcellus Shale primarily attributable to well completion and infrastructure development;

•	higher sales volumes of 81 MMcf/d in the Eagle Ford Shale and Permian Basin primarily attributable to full year consolidation following the Rosetta Merger;

•	record sales volumes from the Tamar field, offshore Israel, which contributed an incremental 29 MMcf/d, in response to higher power generation needs; and

•	higher sales volumes offshore Equatorial Guinea due to the completion of the Alba B3 compression project.
Revenues from natural gas sales decreased by $167 million, or 14%, in 2015 as compared with 2014 due to the following:

•	a 28% decrease in total consolidated average realized natural gas prices, including a 46% decrease in US average realized prices primarily due to oversupply; and

•	a widening of location basis differentials in the Marcellus Shale due to an oversupply of natural gas in the region which lowered the price we received;
partially offset by:

•	higher sales volumes of 28 MMcf/d in the DJ Basin primarily attributable to increased well productivity due to enhanced completion techniques and increased processing capacity;

•	higher sales volumes of 131 MMcf/d in the Marcellus Shale primarily attributable to well completion and infrastructure development;

•	sales volumes of 58 MMcf/d contributed by our recently-acquired Eagle Ford Shale and Permian Basin assets; and

•	record sales volumes from the Tamar field, offshore Israel, which contributed an incremental 21 MMcf/d, in response to higher power generation needs.
NGL Sales Revenues Revenues from NGL sales increased by $99 million, or 50%, in 2016 as compared with 2015 due to the following:

•	higher sales volumes of 14 MBbl/d in the Eagle Ford Shale and Permian Basin primarily attributable to a full year of production as well as increased development activity;

•	a 7% increase in total consolidated average realized prices, primarily due to higher spot prices in the Marcellus Shale; and

•	higher sales volumes of 2 MBbl/d in the DJ Basin primarily attributable to increased well productivity due to enhanced completion techniques and increased processing capacity;
partially offset by:

•	slightly lower sales volumes in the Marcellus Shale due to the higher dry gas composition of wells that were brought online in 2016.
Revenues from NGL sales decreased by $87 million, or 31%, during 2015 as compared with 2014 due to the following:

•	a 59% decrease in total consolidated average realized NGL prices, which are closely linked to the NYMEX WTI crude oil price decline, particularly in the Marcellus Shale;
partially offset by:

•	higher sales volumes of 2 MBbl/d in the DJ Basin primarily attributable to increased well productivity due to enhanced completion techniques and increased processing capacity;

•	higher sales volumes of 5 MBbl/d in the Marcellus Shale primarily attributable to well completion and infrastructure development; and

•	sales volumes of 9 MBbl/d contributed by our recently-acquired Eagle Ford Shale and Permian Basin assets.
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

Our share of operations of equity method investees was as follows:

	Year Ended December 31,
	2016	2015	2014
Net Income (in millions)
CONE Gathering and CONE Midstream	$48	$46	$9
AMPCO and Affiliates	16	8	62
Alba Plant	34	31	99
Other	4	5	—
Dividends (in millions)
CONE Gathering and CONE Midstream	27	17	48
AMPCO and Affiliates	16	31	61
Alba Plant	40	29	117
Sales Volumes
Methanol (MMgal)	162	117	130
Condensate (MBbl/d)	2	2	2
LPG (MBbl/d)	5	5	5
Average Realized Prices
Methanol (per gallon)	$0.63	$0.92	$1.26
Condensate (per Bbl)	45.44	48.85	96.53
LPG (per Bbl)	26.30	28.40	62.89
CONE Gathering and CONE Midstream In 2014, our jointly-owned equity method investee, CONE Gathering, contributed a significant majority of its existing assets to a newly-formed master limited partnership, CONE Midstream, concurrently with an initial public offering of limited partner units. CONE Gathering subsequently distributed $204 million of cash to us.
During fourth quarter 2016, CONE Gathering contributed its remaining 25% ownership interest in CONE Midstream DevCo I LP to CONE Midstream for a total valuation of $248 million. Upon closing, we received $70 million in cash and approximately 2.6 million CNNX limited partnership units.
AMPCO and Affiliates Net income from AMPCO and affiliates increased in 2016 as compared with 2015 primarily due to higher methanol sales volumes offset by lower methanol prices.
Net income from AMPCO and affiliates decreased in 2015 as compared with 2014 primarily due to lower average realized methanol prices resulting from lower global demand and expenses associated with plant turnaround activities conducted first quarter 2015.
Alba Plant Net income from Alba Plant remained flat in 2016 as compared to 2015.
Net income from Alba Plant in 2015 decreased as compared to 2014 primarily due to the decrease in the average realized sales prices of condensate and LPG resulting from lower global demand.
Operating Costs and Expenses
Operating costs and expenses were as follows:

		Inc (Dec) from Prior Year		Inc (Dec) from Prior Year
(millions)	2016		2015		2014
Production Expense	$1,083	11%	$979	4%	$945
Exploration Expense	925	90%	488	(2)%	498
Depreciation, Depletion and Amortization	2,454	15%	2,131	21%	1,759
General and Administrative	399	1%	396	(21)%	503
Asset Impairments	92	(83)%	533	7%	500
Goodwill Impairment	—	N/M	779	N/M	—
Other Operating (Income) Expense, Net	(166)	N/M	349	N/M	(8)
Total	$4,787	(15)%	$5,655	35%	4,197
N/M amount is not meaningful.
Changes in operating costs and expenses are discussed below.

Production Expense  Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)	Total	United States	Israel	Equatorial Guinea	Other Int'l/ Corporate (2)
Year Ended December 31, 2016
Lease Operating Expense (3)	$3.59	$542	$400	$37	$105	$—
Production and Ad Valorem Taxes	0.52	78	78	—	—	—
Transportation and Gathering Expense	3.07	463	463	—	—	—
Total Production Expense	$7.18	$1,083	$941	$37	$105	$—
Total Production Expense per BOE		$7.18	$8.56	$2.14	$4.42	N/M
Year Ended December 31, 2015
Lease Operating Expense (3)	$4.43	$563	$370	$49	$131	$13
Production and Ad Valorem Taxes	1.00	127	125	—	—	2
Transportation and Gathering Expense	2.26	289	289	—	—	—
Total Production Expense	$7.69	$979	$784	$49	$131	$15
Total Production Expense per BOE		$7.69	$9.07	$3.15	$5.21	N/M
Year Ended December 31, 2014
Lease Operating Expense (3)	$5.58	$593	$343	$54	$147	$49
Production and Ad Valorem Taxes	1.73	184	166	—	—	18
Transportation and Gathering Expense	1.60	168	166	—	—	2
Total Production Expense	$8.91	$945	$675	$54	$147	$69
Total Production Expense per BOE		$8.91	$10.55	$3.84	$5.44	N/M
N/M Amount is not meaningful.

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees and include expenses related to Noble Midstream Partners.

(2)	Other International, Corporate includes the North Sea (in 2014 and 2015), China (through June 30, 2014) and corporate expenditures.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.
Lease operating expense decreased in 2016 as compared with 2015 due to the following:

•
decrease of $92 million onshore US, primarily in the DJ Basin and Marcellus Shale, and $27 million offshore Equatorial Guinea due to cost reduction initiatives, including lower equipment utilization and saltwater disposal costs;

partially offset by:

•	increase of $74 million attributable to new production from onshore US and deepwater Gulf of Mexico development activities; and

•	increase of $38 million related to the acquisition of Eagle Ford Shale and Permian Basin production third quarter 2015.
Lease operating expense decreased in 2015 as compared with 2014 due to the following:

•	decrease of $17 million from sales of non-strategic onshore US properties in 2014;

•	decrease of $17 million due to the sale of our China assets at the end of second quarter 2014;

•	decrease of $15 million in deepwater Gulf of Mexico due to cessation of operations at South Raton, natural field decline and cost reduction initiatives;

•	decrease of $15 million offshore West Africa due to cost reduction initiatives and lower production;

•	decrease of $6 million in offshore Israel due to cost reduction initiatives; and

•	decrease of $9 million in other international/corporate due to cost reduction initiatives;
partially offset by:

•	increase of $38 million attributable to our recently-acquired Eagle Ford Shale and Permian Basin assets; and

•	increase of $11 million in the Marcellus Shale due to increased production.
Production and Ad Valorem Tax Expense
Production and ad valorem taxes decreased in 2016 as compared with 2015, primarily due to lower revenues and an onshore US severance tax refund, both driven by a decline in US commodity prices.

Production and ad valorem taxes decreased in 2015 as compared with 2014, primarily driven by lower revenues resulting from the decline in commodity prices in the US as well as a reduction of $17 million resulting from the sale of our China assets at the end of the second quarter 2014.
Transportation Expense
Transportation expense increased in 2016 as compared with 2015 due to:

•	increase of $66 million related to higher production from our Marcellus Shale assets;

•	increase of $57 million related to change in mix of transportation methods used for our DJ Basin production;

•	increase of $49 million related to higher production from our Eagle Ford Shale assets acquired third quarter 2015; and

•
increase of $17 million related to production from our new deepwater Gulf of Mexico projects at Big Bend and Dantzler (which began producing fourth quarter 2015) and Gunflint (which began producing in July 2016).

Transportation expense increased in 2015 as compared with 2014 due to:

•	increase of $81 million in the Marcellus Shale due to higher production and increased expenses due to service contracts with CONE Gathering;

•	increase of $33 million due to recently-acquired Eagle Ford Shale and Permian Basin properties; and

•	increase of $12 million in the DJ Basin due to the May 2015 commencement of Tallgrass pipeline, which transports DJ Basin crude oil;
partially offset by:

•	$8 million decrease due to the sale of non-strategic onshore US, China and North Sea properties in 2014.
Unit Rate Per BOE   While total production expense increased as a result of higher production for 2016 as compared with 2015, costs on a per BOE basis declined. The decline on a per unit basis is driven primarily by lower production and ad valorem taxes as a result of the current commodity price environment and lower lease operating expenses as we continue to strive for cost reductions in certain areas, such as equipment utilization and saltwater disposal. The decrease in the unit rate per BOE was partially offset by higher transportation and gathering expenses due to higher-cost production volumes from certain onshore US assets.
The unit rate of total production expense per BOE decreased for 2015 as compared with 2014 primarily due to lower production and ad valorem taxes as a result of the commodity price environment in addition to cost reduction initiatives in lease operating expense and higher production volumes.
Exploration Expense   Components of exploration expense were as follows:

(millions)	Total	United States	Eastern Mediter-ranean (1)	West Africa (2)	Other Int'l, Corporate (3)
Year Ended December 31, 2016
Leasehold Impairment and Amortization	$148	$123	$—	$—	$25
Dry Hole Cost (4)	579	85	26	468	—
Seismic, Geological and Geophysical	76	—	—	10	66
Staff Expense	77	3	1	5	68
Other (5)	45	34	7	—	4
Total Exploration Expense	$925	$245	$34	$483	$163
Year Ended December 31, 2015
Leasehold Impairment and Amortization	$113	$105	$5	$3	$—
Dry Hole Cost	266	93	—	33	140
Seismic, Geological and Geophysical	34	5	—	10	19
Staff Expense	43	—	1	—	42
Other (5)	32	—	6	—	26
Total Exploration Expense	$488	$203	$12	$46	$227
Year Ended December 31, 2014
Leasehold Impairment and Amortization	$43	$43	$—	$—	$—
Dry Hole Cost	226	147	—	—	79
Seismic, Geological and Geophysical	86	28	4	18	36
Staff Expense	72	25	2	4	41
Other (5)	71	25	11	4	31
Total Exploration Expense	$498	$268	$17	$26	$187

(1)	Eastern Mediterranean includes Israel and Cyprus.

(2)	West Africa includes Equatorial Guinea, Cameroon and Gabon.

(3)	Other International, Corporate includes the Falkland Islands, Suriname and other new ventures and corporate expenditures.

(4)
For a discussion of 2016 dry hole cost, see Items 1. and 2. Business and Properties – International – West Africa and Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs.

(5)	Includes lease rental and other exploration expense.
Exploration expense for 2016 included:

•	leasehold impairment expense including the write-off of leases and licenses of $58 million for the deepwater Gulf of Mexico, $25 million for the Falkland Islands and $10 million for other onshore US;

•	dry hole cost including costs related to the Silvergate exploratory well, deepwater Gulf of Mexico, the Dolphin 1 natural gas discovery, offshore Israel, and certain discoveries offshore West Africa;

•	seismic expense relating to the acquisition of 3D seismic data in West Africa and other international areas;

•	other cost for onshore US including lease rentals primarily related to Permian Basin leases; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Oil and gas exploration expense decreased in 2015 as compared with 2014. Expense for 2015 includes the following:

•	leasehold impairment expense including the write-off of our northeast Nevada leases of $21 million;

•	US dry hole cost including amounts related to northeast Nevada exploration efforts which we elected to discontinue after assessing commercial viability in the current commodity price environment;

•
West Africa dry hole cost including the Cheetah well (offshore Cameroon) and Other International dry hole cost including the Humpback well (offshore Falkland Islands), neither of which identified commercial quantities of hydrocarbons; and

•	salaries and related expenses for corporate exploration and new ventures personnel.
Exploration expense included stock-based compensation expense of $10 million in 2016, $13 million in 2015 and $17 million in 2014.
Depreciation, Depletion and Amortization   DD&A expense was as follows:

	Year Ended December 31,
(millions, except unit rate)	2016	2015	2014
United States	$2,122	$1,692	$1,318
Israel	81	70	63
Equatorial Guinea	205	326	299
Other International, and Corporate	46	43	79
Total DD&A Expense (1)	$2,454	$2,131	$1,759
Unit Rate per BOE (2)	$16.26	$16.75	$16.55

(1)	DD&A expense includes accretion of discount on asset retirement obligations of $48 million in 2016, $43 million in 2015, and $36 million in 2014.

(2)	Consolidated unit rates exclude sales volumes and costs attributable to equity method investees.
Total DD&A expense increased for 2016 as compared with 2015 due to the following:

•
increase of $178 million related to higher sales volumes resulting from commencement of production from the Big Bend, Dantzler and Gunflint development projects in deepwater Gulf of Mexico in 2016 and 2015;

•	increase of $134 million related to the acquisition of Eagle Ford Shale and Permian Basin production third quarter 2015; and

•	$121 million related to the reduction in proved reserves in fourth quarter 2015 primarily due to downward price revisions in DJ Basin and Marcellus Shale;
partially offset by:

•	an overall lower segment rate for offshore Equatorial Guinea due to the fluctuation in production from higher DD&A rate assets Aseng and Alen to lower DD&A rate asset Alba field.
The decrease in the unit rate per BOE for 2016 as compared with 2015 was due primarily to lower-cost production volumes from the Tamar and Alba fields and net book value impairments in fourth quarter 2015 mainly due to downward commodity price revisions. The decrease in the unit rate per BOE was partially offset by increased higher-cost production volumes from certain onshore US properties and recently commenced production from deepwater Gulf of Mexico assets, including Big Bend, Dantzler and Gunflint.

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
General and Administrative Expense  General and administrative expense (G&A) was as follows:

	Year Ended December 31,
	2016	2015	2014
G&A Expense (millions)	$399	$396	$503
Unit Rate per BOE (1)	$2.64	$3.11	$4.73

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for 2016 was flat as compared with 2015 primarily due to sustained cost savings initiatives and decreases in employee personnel costs. Our total number of employees decreased from 2,395 at December 31, 2015 to 2,274 at December 31, 2016.
G&A expense for 2015 decreased as compared with 2014 primarily due to cost savings initiatives, including reduced use of contractors and consultants and decreases in special projects and other discretionary expenses, and decreases in employee personnel costs. Our total number of employees decreased from 2,735 at December 31, 2014 to 2,395 at December 31, 2015.
G&A expense is impacted by the number of stock-based awards, the market price of our common stock and price volatility which may result in a higher or lower fair value of stock-based awards as calculated using various valuation models. G&A included stock-based compensation expense of $62 million in 2016, $50 million in 2015 and $63 million in 2014. See Item 8. Financial Statements and Supplementary Data – Note 12. Stock-Based and Other Compensation Plans.
Asset Impairments  Asset impairment expense was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Asset Impairments	$92	$533	$500
For information regarding asset impairment charges, see Critical Accounting Policies and Estimates – Impairment of Proved Oil and Gas Properties and Other Investments and Impairment of Unproved Oil and Gas Properties and Item 8. Financial Statements and Supplementary Data – Note 5. Asset Impairments.

Goodwill Impairment Goodwill impairment expense was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Goodwill Impairment	$—	$779	$—
For information regarding goodwill impairment charges, see Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.
Other Operating (Income) Expense, Net  Other operating (income) expense, net was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Marketing Expense	$58	$33	$16
Loss on Terminated Contract	41	—	—
Gain on Divestitures, Net	(238)	—	(73)
Corporate Restructuring Expense	8	51	—
Gain on Debt Extinguishment	(80)	—	—
Pension Plan Expense	—	88	—
Impact of Rosetta Merger	(25)	81	—
Other, Net	70	96	49
Total	$(166)	$349	$(8)
For additional information regarding items of other operating (income) expense, net, see Item 8. Financial Statements and Supplementary Data – Note 2. Additional Financial Statement Information and Note 4 Noble Midstream Partners LP.
Other (Income) Expense   Other (income) expense was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Loss (Gain) on Commodity Derivative Instruments	$139	$(501)	$(976)
Interest, Net of Amount Capitalized	328	263	210
Other Non-Operating Expense (Income), Net	9	(15)	(26)
Total	$476	$(253)	$(792)
For additional information regarding items of other (income) expense, see Item 8. Financial Statements and Supplementary Data – Note 2. Additional Financial Statement Information.
Loss (Gain) on Commodity Derivative Instruments   (Gain) loss on commodity derivative instruments includes:

•	cash settlements (received) or paid relating to our crude oil and natural gas commodity derivative contracts, and

•	non-cash (increases) or decreases in the fair values of our crude oil and natural gas commodity derivative contracts.
Year Ended December 31, 2016
Cash settlement receipts of $569 million in 2016 included:

•	$499 million contributed by crude oil contracts; and

•	$70 million contributed by natural gas contracts.
Non-cash decreases in fair value of $708 million in 2016 were primarily driven by the commodity price improvement that began in late 2016 and included the following:

•	$582 million related to crude oil contracts; and

•	$126 million related to natural gas contracts.

Year Ended December 31, 2015
Cash settlement receipts of $1.0 billion in 2015 included:

•	$755 million contributed by crude oil contracts entered into by Noble and $89 million contributed by crude oil contracts acquired in the Rosetta Merger; and

•
$120 million contributed by natural gas contracts entered into by Noble, $27 million contributed by natural gas contracts acquired in the Rosetta Merger and $18 million contributed by NGL contracts acquired in the Rosetta Merger.

Non-cash decreases in fair value of $508 million in 2015, were primarily driven by further declines in commodity prices and included the following:

•	$423 million related to crude oil contracts;

•	$65 million related to natural gas contracts; and

•	$20 million related to NGL contracts.
Year Ended December 31, 2014
Cash settlement receipts of $29 million in 2014 included:

•	$34 million contributed by crude oil contracts;
offset by:

•	$5 million paid for natural gas contracts.
Non-cash increases in fair value of $947 million in 2014, were primarily driven by well-positioned commodity price floors amidst the commodity price downturn and included the following:

•	$863 million related to crude oil contracts; and

•	$84 million related to natural gas contracts.
See Critical Accounting Policies and Estimates – Derivative Instruments and Hedging Activities, and Item 8. Financial Statements and Supplementary Data – Note 8. Derivative Instruments and Hedging Activities and Note 13. Fair Value Measurements and Disclosures.
Interest Expense and Capitalized Interest  Interest expense and capitalized interest were as follows:

	Year Ended December 31,
(millions, except per unit)	2016	2015	2014
Interest Expense	$412	$407	$326
Capitalized Interest	(84)	(144)	(116)
Interest Expense, Net	$328	$263	$210
Unit Rate per BOE (1)	$2.17	$2.07	$1.97

(1)	Consolidated unit rates exclude sales volumes and costs attributable to equity method investees.
The increase in interest expense in 2016 as compared with 2015 is primarily due to the impact of senior notes assumed by us in the Rosetta Merger during third quarter 2015, a portion of which were subsequently tendered during first quarter 2016 through proceeds derived from our Term Loan Facility.
The decrease in capitalized interest in 2016 as compared with 2015 is primarily due to lower work in progress amounts related to major long-term projects including Big Bend and Dantzler, deepwater Gulf of Mexico, which were completed in fourth quarter 2015, and Gunflint, deepwater Gulf of Mexico, and the Alba B3 compression project, offshore Equatorial Guinea, which were completed in July 2016. Additional items that contributed to the decrease in capitalized interest include the farm-out of a portion of Block 12, offshore Cyprus, during fourth quarter 2015, the write-off of the Humpback dry hole, offshore Falkland Islands, during fourth quarter 2015 and timing of onshore US activities.
The increase in interest expense in 2015 as compared with 2014 is related to a full year of interest on senior debt issued in November 2014, as well as interest on senior notes assumed by us in the Rosetta Merger during third quarter 2015. We drew down and repaid amounts under our Revolving Credit Facility for working capital purposes. There were no other significant changes in our debt.
The increase in capitalized interest in 2015 as compared with 2014 is primarily due to higher work in progress amounts related to major long-term projects in deepwater Gulf of Mexico, offshore West Africa, and offshore Israel, as well as expansion of midstream infrastructure in the DJ Basin.
Interest is capitalized on exploration and development projects using an interest rate equivalent to the average rate paid on long-term debt. Capitalized interest is included in the cost of oil and gas assets and amortized with other costs on a unit-of-

production basis. The majority of the capitalized interest is related to long lead-time projects in the deepwater Gulf of Mexico, offshore West Africa and offshore Eastern Mediterranean. See Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
Other Non-operating (Income) Expense, Net  Other non-operating (income) expense, net includes deferred compensation (income) expense, and other items of (income) expense, net. See Item 8. Financial Statements and Supplementary Data – Note 2. Additional Financial Statement Information.
Deferred Compensation (Income) Expense  We have assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust and include shares of our common stock and mutual fund investments. At December 31, 2016, approximately 30% of the market value of the assets in the rabbi trust related to our common stock. Increases in the market value of our common stock held in the trust result in the recognition of deferred compensation expense. Decreases in the market value of our common stock held in the trust result in the recognition of deferred compensation income. We recognized deferred compensation expense of $11 million in 2016 and deferred compensation income of $12 million and $25 million in 2015, and 2014, respectively. See Item 8. Financial Statements and Supplementary Data – Note 12. Stock-Based and Other Compensation Plans.
Income Tax Provision (Benefit)  The income tax provision (benefit) was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Income Tax Provision (Benefit)	$(787)	$222	$496
Effective Rate	44.4%	(10.0)%	29.0%
See Item 8. Financial Statements and Supplementary Data – Note 11. Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES
Capital Structure/Financing Strategy
In seeking to effectively fund and monetize our discovered hydrocarbons, we employ a capital structure and financing strategy designed to provide sufficient liquidity throughout the commodity price cycle, including the sustained period of low prices. Specifically, we strive to retain the ability to fund long cycle, multi-year, capital intensive development projects throughout a range of scenarios, while also funding a continuing exploration program and maintaining capacity to capitalize on financially attractive periodic mergers and acquisitions opportunities. We endeavor to maintain a strong balance sheet and investment grade debt rating in service of these objectives.
We strive to maintain a minimum liquidity level to address volatility and risk. Traditional sources of our liquidity are cash flows from operations, cash on hand, available borrowing capacity under our Revolving Credit Facility, and proceeds from divestitures of properties. We evaluate potential strategic farm-out arrangements of our working interests for reimbursement of our capital spending. We occasionally access the capital markets and, in 2016, we generated cash of over $1.5 billion through asset sales, a working interest farm-out and the initial public offering of Noble Midstream Partners common units. We may consider repatriations of foreign cash to increase our financial flexibility and fund our capital investment program.
As of December 31, 2016, our outstanding debt (excluding capital lease and other obligations) totaled $6.7 billion. While we have no near-term debt maturities, we may periodically seek to access the capital markets to refinance a portion of our outstanding indebtedness.
Pending Acquisition of Clayton Williams Energy, Inc. We recently executed a definitive agreement to acquire all of the outstanding common stock of Clayton Williams Energy, Inc. for $2.7 billion in Noble Energy stock and cash. We expect to assume $500 million in net debt in the transaction and intend to fund the cash portion of the acquisition through a draw on our Revolving Credit Facility. We also anticipate retiring the outstanding debt of Clayton Williams Energy assumed as part of the transaction at or following the closing. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisitions, Divestitures, and Merger.

Available Liquidity
Year-end liquidity was as follows:

	December 31,
	2016	2015	2014
(millions, except percentages)
Total Cash (1)	$1,209	$1,028	$1,183
Amount Available to be Borrowed Under Revolving Credit Facility (2)	4,000	4,000	4,000
Total Liquidity	$5,209	$5,028	$5,183
Total Debt (3)	$7,114	$7,976	$6,197
Noble Energy Share of Equity	9,600	10,370	10,325
Ratio of Debt-to-Book Capital (4)	43%	43%	38%

(1)
Total cash includes cash and cash equivalents of almost $1.2 billion, which includes $57 million cash relating to Noble Midstream Partners, as well as restricted cash of $30 million related to the Permian Basin property acquisition that closed in January 2017.

(2)
Excludes $350 million available to be borrowed under Noble Midstream Services Revolving Credit Facility, which is not available to Noble Energy, as of December 31, 2016. See Revolving Credit Facilities, below.

(3)	Total debt includes capital lease and other obligations and excludes unamortized debt discount/premium, and issuance costs.

(4)
We define our ratio of debt-to-book capital as total debt (which includes long-term debt excluding unamortized discount/premium and issuance costs, the current portion of long-term debt, and short-term borrowings) divided by the sum of total debt plus Noble Energy's share of equity.

Cash and Cash Equivalents  We had approximately $1.2 billion in cash and cash equivalents at December 31, 2016, compared with approximately $1.0 billion at December 31, 2015. At December 31, 2016, our cash was primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $435 million of this cash was attributable to foreign subsidiaries. We have recorded a related deferred tax liability on undistributed foreign earnings of $241 million for the future additional US tax liability for the US and foreign tax rate differences, net of estimated foreign tax credits. Our cash on hand at December 31, 2016 also included $57 million relating to Noble Midstream Partners.
Revolving Credit Facilities  Noble Energy's Revolving Credit Facility of $4.0 billion committed amount matures in 2020. We expect to use the Revolving Credit Facility to fund our capital investment program and the acquisition of Clayton Williams Energy, Inc., and may periodically borrow amounts for working capital purposes. Noble Midstream Services' Revolving Credit Facility of $350 million committed amount matures in 2021. No amounts were drawn under either of these facilities at December 31, 2016. See Item 8. Financial Statements and Supplementary Data - Note 10. Long-Term Debt.
Term Loan  We occasionally access the capital markets to ensure adequate liquidity exists in the form of unutilized capacity under our Revolving Credit Facility or to refinance scheduled debt maturities. In first quarter 2016, we entered into the Term Loan Facility which provides for a three-year term loan facility for a principal amount of $1.4 billion. In connection with the Term Loan Facility, we launched cash tender offers for certain senior notes assumed in the Rosetta Merger. The borrowings under the Term Loan Facility were used solely to fund the tender offers, which resulted in a gain of $80 million. Collectively, the result of these transactions provides for significant future interest expense savings with a shorter term debt maturity.
In fourth quarter 2016, we prepaid $850 million of long-term debt outstanding under the Term Loan Facility from cash on hand. See Item 8. Financial Statements and Supplementary Data - Note 10. Long-Term Debt.
Activities Enhancing Our Liquidity Position
We were able to employ the above strategy successfully in 2016, taking steps to further position us for long-term operational performance and future growth even in a period of lower commodity prices. The following activities have further enhanced our liquidity position:
Asset Divestitures We evaluate potential strategic farm-out arrangements of our working interests for reimbursement of our capital spending and may consider asset sales or other sources of funding. We generated cash proceeds of almost $1.2 billion in 2016, $151 million in 2015 and $321 million in 2014 from asset sales and farm-out arrangements.
Noble Midstream Partners IPO On September 20, 2016, our subsidiary, Noble Midstream Partners, completed its public offering of 14,375,000 common units representing limited partner interests in Noble Midstream Partners. In connection with the offering, Noble Midstream Partners generated net proceeds of $299 million from the issuance of common units. As of December 31, 2016, we owned 1,527,584 of Noble Midstream Partners common units and 15,902,584 of Noble Midstream Partners subordinated units, which together represented a 54.8% limited partner interest.

The Noble Midstream Partners partnership agreement provides for a minimum quarterly distribution to the holders of common units and subordinated units of $0.3750 per unit for each whole quarter, or $1.5000 per unit on an annualized basis, to the extent Noble Midstream Partners has sufficient available cash after the establishment of cash reserves and the payment of certain costs and expenses. On January 26, 2017, the board of directors of Noble Midstream Partners declared a quarterly cash distribution of $0.4333 per common unit, to be paid February 14, 2017, to unitholders of record on February 6, 2017. The distribution is comprised of $0.3925 per unit for fourth quarter 2016 and $0.0411 per unit for the 10-day period following the closing of the offering through September 30, 2016.
We own all of Noble Midstream Partners subordinated units and incentive distribution rights. Upon completion of certain events as outlined in the Noble Midstream Partners partnership agreement, we will be entitled to receive additional distributions associated with these units.
We consolidate Noble Midstream Partners for financial reporting purposes; however, Noble Midstream Partners' sources of liquidity are independent of Noble Energy.  See Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies.
CONE Midstream Dropdown Transaction In fourth quarter 2016, our equity investee, CONE Gathering LLC contributed its remaining 25% ownership interest in CONE Midstream DevCo I LP to CONE Midstream Partners LP. Through this transaction, we received $70 million in cash and approximately 2.6 million common units of CONE Midstream Partners LP.
Cash Dividend Repatriations During 2016, almost $1.2 billion was paid from foreign operations on an outstanding note payable, leaving a balance of approximately $710 million that can be repaid without US tax impact. During 2015, we repatriated cash dividends of $858 million from our foreign operations. We do not expect to incur significant cash tax on these repatriations due to usage of foreign tax credits and current US operating results. As of December 31, 2016, approximately $435 million of our $1.2 billion cash and cash equivalents was held by foreign subsidiaries.
Dividend Reduction On January 26, 2016, our Board of Directors adjusted the quarterly dividend to 10 cents per common share, which represents a reduction of 8 cents from fourth quarter 2015, and further enhances our liquidity.
Equity Offering In March 2015, we closed an underwritten public offering of over 24 million shares of common stock with aggregate net proceeds of approximately $1.1 billion (after deducting underwriting discounts and commissions and estimated offering expenses). We used approximately $150 million of the net proceeds to repay outstanding indebtedness under our Revolving Credit Facility which had been drawn for short-term purposes in February 2015, and the remainder was used for general corporate purposes, including the funding of our capital investment program.
In accordance with our accounting policy, we netted the intra-quarter Revolving Credit Facility activity to zero for purposes of consolidated statements of cash flows disclosure.
Current Activity – Impact on Liquidity
Due to a significant reduction in capital spending versus 2015, and significant decreases in operating expenses, we were able to substantially fund all our capital expenditures with operating cash flows in 2016. For 2017, we continue our effort to spend within cash flows and manage the Company's balance sheet and have designed a flexible capital investment program which will be responsive to changes in the commodity price environment.
The extent to which capital investment could exceed operating cash flows in the future depends on the pace of future development activities, timing of future development project sanction, the results of our exploration activities, and new business opportunities, as well as external factors such as commodity prices, among others.
Despite the volatile commodity price environment, we believe our financial capacity, coupled with our diversified portfolio, provides us with flexibility in our investment decisions including execution of development projects as well as exploration activity in the current commodity price environment. See Operating Outlook – 2017 Capital Investment Program, above.
To support our investment program, we expect that production resulting from our onshore US development programs, combined with new production from the Gunflint development project, as well as increased production at Tamar, and presuming no significant further deterioration of commodity prices, will result in an increase in cash flows which will be available to meet a portion of future capital commitments in 2017 and subsequent years.
We are currently progressing toward sanction of the Leviathan development project offshore Eastern Mediterranean. The magnitude of this discovery presents technical and financial challenges for us due to the large-scale development requirement. The first phase of Leviathan will require a multi-billion dollar investment and a number of years to complete.
We believe our current liquidity level and balance sheet, along with our ability to access the capital markets, provide flexibility and that we are well-positioned to fund our business throughout the commodity price cycle. We will continue to evaluate the commodity price environment and our level of capital spending throughout 2017. However, a downgrade or other negative action with respect to our credit rating could trigger requirements to post collateral as financial assurance of performance under certain contractual arrangements potentially impacting our liquidity and/or negatively impacting our cost, terms, conditions and availability of future financing. See Item 1A. Risk Factors – A downgrade or other negative action with respect to our credit rating could negatively impact our business and financial condition.
Counterparty Credit Risk  We monitor the creditworthiness of our trade creditors, joint venture partners, hedge counterparties, and financial institutions on an ongoing basis. Counterparty credit downgrades or liquidity problems could result in a delay in our receiving proceeds from commodity sales, reimbursement of joint venture costs, and potential delays in our development projects. As operator of the joint ventures, we pay joint venture expenses and make cash calls on our nonoperating partners for their respective shares of joint venture costs. Our projects are capital cost intensive and, in some cases, a nonoperating partner may experience a delay in obtaining financing for its share of the joint venture costs or have liquidity problems resulting in slow payment of joint venture costs.
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
Cash Flows
Summary cash flow information is as follows:

	Year Ended December 31,
	2016	2015	2014
(millions)
Total Cash Provided By (Used in)
Operating Activities	$1,351	$2,062	$3,506
Investing Activities	(431)	(2,871)	(4,465)
Financing Activities	(768)	654	1,025
Increase (Decrease) in Cash and Cash Equivalents	$152	$(155)	$66
Operating Activities  Net cash provided by operating activities for 2016 decreased as compared with 2015.  Decreases in average realized commodity prices and lower settlements of commodity derivative instruments were partially offset by increases in sales volumes. Working capital changes resulted in a $460 million operating cash flow reduction in 2016 as compared with a negative impact of $129 million in 2015 and were due primarily to decreases in capital accruals related to reduced development activity, as well as an increase in accounts receivable related to higher revenues. See Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows.
Net cash provided by operating activities for 2015 decreased as compared with 2014. Decreases in average realized commodity prices were partially offset by higher settlements of commodity derivative instruments and increases in sales volumes. Working capital changes resulted in a $129 million operating cash flow reduction in 2015 as compared with a positive impact of $412 million in 2014.
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
Capital spending for property, plant and equipment totaled $1.5 billion in 2016, or nearly half, as compared with 2015, primarily due to the Rosetta Merger in 2015 and the timing of completion of major project development activities in the Gulf of Mexico. We received approximately $1.2 billion of proceeds from asset divestitures during 2016 as compared with $151 million of proceeds from divestitures during 2015. We invested $8 million in CONE Gathering, and received cash distributions of $70 million, accounted for as investing activity, from CONE Midstream, during 2016.
Capital spending for property, plant and equipment totaled $3.0 billion in 2015, representing a decrease of $1.9 billion as compared with 2014, primarily due to decreased major project development activity in our operational areas. We received $151 million of proceeds from asset divestitures during 2015 as compared with $321 million proceeds from divestitures during 2014, and acquired cash of $61 million in the Rosetta Merger. We also invested $104 million in CONE Gathering in 2015.
Capital spending for property, plant and equipment totaled $4.9 billion in 2014, representing an increase of $924 million as compared with 2013, primarily due to increased major project development activity in our operational areas. We invested $71 million in CONE Gathering, and received cash distributions of $156 million, accounted for as investing activity, from CONE Midstream, during 2014. We also received $321 million proceeds from non-strategic asset divestitures during 2014.
Financing Activities  Our financing activities include the issuance or repurchase of our common stock, payment of cash dividends on our common stock, the borrowing of cash and the repayment of borrowings.
In 2016, net cash used in financing activities was $768 million. We used Term Loan proceeds of $1.4 billion to repay $1.4 billion of senior notes. We subsequently repaid $850 million of the Term Loan from cash on hand. We received $299 million net proceeds from the issuance of Noble Midstream Partners common units in a public offering. Funds were also provided by cash proceeds from, and tax benefits related to, the exercise of stock options ($18 million). We used cash to pay dividends on our common stock ($172 million), make principal payments related to capital lease obligations ($53 million), and repurchase shares of our common stock ($4 million).
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
Acquisition, Capital and Other Exploration Expenditures
Acquisition, Capital and Other Exploration Expenditures  Information (on an accrual basis) is as follows:

	Year Ended December 31,
	2016	2015	2014
(millions)
Acquisition, Capital and Exploration Expenditures
Proved Property Acquisition (1)	$—	$1,613	$—
Unproved Property Acquisition (2)	234	1,480	249
Exploration	222	322	505
Development	1,017	2,055	3,660
Midstream(3)	42	356	229
Corporate and Other	50	97	169
Total	$1,565	$5,923	$4,812
Other
Investment in Equity Method Investee (4)	$8	$104	$71
Increase in Capital Lease Obligations (5)	5	55	110

(1)
Proved property acquisition costs for 2015 relates to proved properties acquired in the Rosetta Merger. See Item 8. Financial Statements and Supplementary Data - Note 3. Acquisitions, Divestitures and Merger.

(2)
2016 unproved property acquisition costs relate to the termination of the Marcellus Shale joint development. Costs in 2015 primarily relate to unproved properties acquired in the Rosetta Merger. See Item 8. Financial Statements and Supplementary Data - Note 3. Acquisitions, Divestitures and Merger. Additionally, unproved property acquisition cost for 2015 includes $49 million in the DJ Basin, $60 million in the Marcellus Shale, and $10 million and $5 million for costs incurred after the Rosetta Merger in the Permian Basin and Eagle Ford Shale, respectively.

Unproved property acquisition cost for 2014 includes $68 million in the DJ Basin, $160 million in the Marcellus Shale and $16 million in the deepwater Gulf of Mexico.

(3)
2016 includes expenditures of Noble Midstream Partners, and 2015 includes midstream assets acquired in the Rosetta Merger. See Item 8. Financial Statements and Supplementary Data - Note 3. Acquisitions, Divestitures and Merger.

(4)
We own a 50% interest in CONE Gathering which is accounted for using the equity method. CONE Gathering constructs, owns and operates gathering lines and facilities related to the Marcellus Shale development.

(5)	Relates to onshore US assets.
Total expenditures decreased during 2016 as compared with 2015, excluding the Rosetta Merger, as we responded to the lower commodity price environment.

Excluding the Rosetta Merger, total expenditures decreased in 2015 as compared with 2014 due to our reduced capital spending program. Given the 2015 commodity price environment and an industry cost structure that had yet to fully reset to lower revenue levels, we designed a substantially reduced capital investment program that was appropriate for the price environment.
Asset Divestitures Asset divestitures generated cash proceeds of approximately $1.2 billion in 2016, $151 million in 2015 and $321 million in 2014.
Risk and Insurance Program
Our business is subject to all of the inherent and unplanned operating risks normally associated with the exploration, production, gathering, processing, transportation and marketing of crude oil, natural gas and NGLs. Such risks include hurricanes, earthquakes, blowouts, well cratering, fire, loss of well control, pipeline disruptions, mishandling of fluids and chemicals and possible underground migration of hydrocarbons and chemicals, any of which could result in damage to, or destruction of, crude oil and natural gas wells or formations or production facilities and other property, environmental pollution, injury to persons, or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, we maintain insurance coverage, including certain physical damage, business interruption (loss of production income), employer's liability, third party liability and worker's compensation insurance. We maintain insurance at levels that we believe are appropriate and consistent with industry practice and we regularly review our potential risks of loss and the cost and availability of insurance and the company's ability to sustain uninsured losses, and revise our insurance program accordingly. Limits and deductibles were revised for the property and business interruption programs, as well as the excess liability program, in 2016.
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
We have a risk assessment program that analyzes safety and environmental hazards and establishes procedures, work practices, training programs and equipment requirements, including monitoring and maintenance rules, for continuous improvement. We also use third party consultants to help us identify and quantify our risk exposures at major facilities. We have a robust prevention program and continue to manage our risks and operations such that we believe the likelihood of a significant event is remote. However, if an event occurs that is not covered by insurance, not fully protected by insured limits or our non-

operating partners are not fully insured, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Financing Activities
Long-Term Debt  Our long-term debt totaled $6.7 billion (excluding capital lease and other obligations) at December 31, 2016, with maturities ranging from 2019 to 2097.
Debt Refinancing On January 6, 2016, we announced a series of transactions, consisting of a new term loan (New Term Loan) and cash tender offers for certain outstanding notes, which collectively enhances our financial flexibility and results in future interest expense savings. The New Term Loan is a three-year agreement, due January 6, 2019, with seven lending institutions for a principal amount of up to $1.4 billion. Provisions of the New Term Loan agreement, including pricing and covenants, are consistent with those contained in our existing Revolving Credit Facility. Borrowings under the New Term Loan agreement may be pre-paid in full or in part at any time prior to its maturity without premium.
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
In fourth quarter 2016, we prepaid $850 million of borrowings under the Term Loan Facility from cash on hand.
See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
Credit Facilities Our principal source of liquidity is our Revolving Credit Facility that matures August 27, 2020. During 2015, we entered into the Second Amendment to Credit Agreement (Second Amendment) which, among other things, extended the maturity date of the Revolving Credit Facility from October 3, 2018 to August 27, 2020.
Our Revolving Credit Facility is available for general corporate purposes and has a commitment of $4.0 billion through the maturity date. Certain lenders that are a party to the Credit Agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
At December 31, 2016, there were no amounts outstanding under the Revolving Credit Facility, leaving the entire $4.0 billion available for use. We may rely on our Revolving Credit Facility to help fund our capital investment program and may periodically borrow amounts for working capital purposes. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
Noble Midstream Partners IPO On September 20, 2016, Noble Midstream Partners, one of our subsidiaries, completed its public offering of 14,375,000 common units representing limited partner interests in Noble Midstream Partners. In connection with the offering, Noble Midstream Partners generated net proceeds of $299 million from the issuance of common units. See Item 8. Financial Statements and Supplementary Data – Note 4. Noble Midstream Partners LP.
Public Debt Offerings  We occasionally enter into public debt offerings to increase our liquidity. On November 7, 2014, we completed an offering of $650 million senior unsecured 3.90% notes due November 15, 2024 and $850 million senior unsecured 5.05% notes due November 15, 2044. Net proceeds were used to repay outstanding indebtedness under our Revolving Credit Facility and for general corporate purposes.
Capital Lease and Other Obligations  We occasionally enter into lease agreements for operating assets or corporate buildings that are accounted for as capital leases. Capital leases are included in debt in our consolidated balance sheets. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
Fixed-Rate Debt   Our outstanding fixed-rate debt (excluding capital lease and other obligations) totaled $6.1 billion at December 31, 2016. The weighted average interest rate on fixed-rate debt was 5.69%, with maturities ranging from 2019 to 2097. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
Ratio of Debt-to-Book Capital  Our ratio of debt-to-book capital remained flat at 43% year to year. Significant changes in our financial position impacting the ratio included the following:

•	$1.0 billion net decrease in debt;
offset by:

•	$172 million decrease in shareholders' equity from dividends paid; and

•	$1.0 billion decrease in shareholders' equity from current year net loss.
Cash Interest Payments  We made cash interest payments related to our outstanding debt of $412 million in 2016, $404 million in 2015, and $305 million in 2014.
Exercise of Stock Options  Proceeds from the exercise of stock options totaled $24 million in 2016, $8 million in 2015 and $48 million in 2014. Proceeds received from the exercise of stock options fluctuate primarily based on the number of options exercised which is influenced by the price at which our common stock trades on the NYSE in relation to the exercise price of the options issued.
Dividends  We paid cash dividends totaling 40 cents per common share in 2016, 68 cents per common share in 2015 and 55 cents per common share in 2014.
On January 24, 2017, our Board of Directors declared a quarterly cash dividend of 10 cents per common share payable on February 21, 2017, to the shareholders of record at the close of business on February 6, 2017.
The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Common Stock Repurchases  We receive shares of our common stock from employees for the payment of withholding taxes due on the vesting of restricted shares issued under stock-based compensation plans. We received approximately 237,000 shares with a total value of $8 million in 2016, 491,000 shares with a total value of $21 million in 2015, and 255,000 shares with a total value of $16 million in 2014.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2016, the material off-balance sheet arrangements and transactions that we have entered into included drilling rig contracts, operating lease agreements, and undrawn letters of credit, all of which are customary in the oil and gas industry.
Termination of Marcellus Shale Joint Development Agreement In late 2016, we and CONSOL agreed to terminate our Joint Development Agreement and extinguish the carried cost obligation. See Items 1. and 2. Business and Properties – Marcellus Shale.
Other Other than the off-balance sheet arrangements listed above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our financial condition, results of operations, liquidity or availability of or requirements for capital resources. See also Contractual Obligations below.
Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2016 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes. Unless otherwise noted, the table excludes amounts related to Noble Midstream Partners, and all amounts shown are net to our interest.

Obligation	Total	2017	2018 and 2019	2020 and 2021	2022 and beyond
(millions)
Long-Term Debt (1)	$6,739	$—	$1,550	$1,379	$3,810
Interest Payments (2)	5,347	363	646	523	3,815
Capital Lease and Other Obligations (3)	461	77	131	90	163
Drilling and Equipment Obligations (4)	130	128	2	—	—
Purchase Obligations (5)	339	127	146	36	30
Transportation and Gathering (6)	2,954	250	626	512	1,566
Operating Lease Obligations (7)	346	30	72	56	188
Other Liabilities (8)
Asset Retirement Obligations (9)	935	162	117	56	600
Commodity Derivative Instruments (10)	116	102	14	—	—
Total Contractual Obligations	$17,367	$1,239	$3,304	$2,652	$10,172

(1)	Long-term debt excludes our capital lease and other obligations. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.

(2)
Interest payments are based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2016. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.

(3)	Annual capital lease payments, net to our interest, exclude regular maintenance and operational costs. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.

(4)
Drilling and equipment obligations represent our working interest share of contractual agreements with third-party service providers to procure drilling rigs, such as the Atwood Advantage drill ship, and other related equipment for exploratory and development drilling activities. See Counterparty Credit Risk, above, and Item 8. Financial Statements and Supplementary Data – Note 18. Commitments and Contingencies.

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

(8)
The table excludes deferred compensation liabilities of $218 million as specific payment dates are unknown. See Item 8. Financial Statements and Supplementary Data – Note 12. Stock-Based and Other Compensation Plans.

(9)	Asset retirement obligations are discounted. See Item 8. Financial Statements and Supplementary Data – Note 9. Asset Retirement Obligations.

(10)
Amount represents open commodity derivative instruments that were in a net payable position with the counterparty at December 31, 2016. See Item 8. Financial Statements and Supplementary Data – Note 8. Derivative Instruments and Hedging Activities.

Exploration Commitments The terms of some of our PSCs, licenses or concession agreements may require us to conduct certain exploration activities, including drilling one or more exploratory wells or acquiring seismic data, within specific time periods. These obligations can extend over periods of several years, and failure to conduct such exploration activities within the prescribed periods could lead to loss of leases or exploration rights. Our exploration commitments currently include 3D seismic obligations for certain international locations.
Continuous Development Obligations Although the majority of our assets are held by production, certain of our onshore US assets are held through continuous development obligations. Therefore, we are contractually obligated to fund a level of development activity in these areas and failure to meet these obligations may result in the loss of a lease.
Leviathan Natural Gas Project Timing of the Leviathan project sanction depends on numerous factors, including completion of necessary marketing activities, engineering and construction planning and availability of funds from us and our partners to invest in the project. We have made significant progress on these fronts and are nearing project sanction. Upon sanction of the Leviathan project, we expect to enter into several contractual agreements for the construction of facilities and development of the Leviathan field.
OIL Contingency  As of December 31, 2016, we accrued approximately $18 million for an insurance contingency due to our membership in OIL. OIL is a mutual insurance company which insures specific property, pollution liability and other catastrophic risks. As part of our membership, we are contractually committed to pay termination fees should we elect to withdraw from OIL. We do not anticipate withdrawing from OIL; however, the potential termination fee is calculated annually based on OIL’s past losses and the liability reflecting this potential charge has been accrued as of December 31, 2016.
Letters of Credit In the ordinary course of business, we maintain letters of credit with a variety of banks in support of certain performance obligations of our subsidiaries. Outstanding letters of credit totaled approximately $122 million at December 31, 2016.
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
Other
Pension Plan In 2015, we completed the process of terminating our noncontributory, tax-qualified defined benefit pension plan through the purchase of annuities for the remaining participants. As a result, we expensed all remaining unamortized prior service costs and actuarial losses from accumulated other comprehensive loss (AOCL). During 2015, we expensed $88 million related to the pension plan termination.
Income Taxes  We made cash payments for income taxes, net of refunds, of $236 million in 2016, $202 million in 2015 and $150 million in 2014.

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
Oil and Gas Properties   We account for crude oil and natural gas properties under the successful efforts method of accounting. Under the successful efforts method, costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find commercial quantities of proved reserves, and drill and equip development wells are capitalized. Proved property acquisition costs are amortized to expense by the unit-of-production method on a field-by-field basis based on total proved crude oil, natural gas and NGL reserves as estimated by our qualified petroleum engineers. Costs to drill and equip exploratory wells that find proved reserves and drill and equip development wells are also amortized to expense by the unit-of-production method on a field-by-field basis. These costs, along with support equipment and facilities, are amortized based on proved developed crude oil, natural gas and NGL reserves. Costs of certain gathering facilities or processing plants serving a number of properties or used for third-party processing are depreciated using the straight-line method over the useful lives of the assets. Application of the successful efforts method results in the expensing of certain costs, including geological and geophysical costs and delay rentals, during the periods the costs are incurred, and, in the case of dry hole costs, in the period the well is deemed noncommercial.
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

At December 31, 2016, the balance of property, plant and equipment included $768 million of suspended exploratory well costs, $699 million of which had been capitalized for a period greater than one year. The wells relating to these suspended costs continue to be evaluated by various means including additional seismic work, drilling additional appraisal wells to confirm the size of the hydrocarbon deposit, or evaluating the potential commerciality of the exploratory wells. During 2016, previously capitalized exploratory well costs of $525 million were expensed. See Item 8. Financial Statements and Supplementary Data – Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
Impairment of Proved Oil and Gas Properties and Other Investments   We assess proved crude oil and natural gas properties and other investments for possible impairment whenever events or circumstances indicate that the recorded carrying values of the assets may not be recoverable. We recognize an impairment loss as a result of an event that causes us to consider the possibility that impairment may have occurred and when the estimated undiscounted future net cash flows from a property or other investment are less than the carrying value.
If impairment is indicated, the carrying values are written down to fair value, which, in the absence of comparable market data, is estimated using a discounted cash flow method. In our cash flow method, cash flows are discounted using a risk-adjusted rate and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future net cash flows are based on management’s expectations for the future and include estimates of crude oil, natural gas and NGL reserves and future commodity prices, revenues and operating and development costs. Negative revisions in estimates of reserves quantities or expectations of falling commodity prices, rising operating or development costs, or changes in intended use could result in a reduction in undiscounted future net cash flows and could indicate property impairment.
We recorded total pre-tax (non-cash) asset impairment charges of $92 million in 2016, $533 million in 2015 and $500 million in 2014 for proved oil and gas properties and other investments. See Item 8. Financial Statements and Supplementary Data – Note 5. Asset Impairments.
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
When we have allocated fair values to a significant unproved property (probable and/or possible reserves) as the result of a business combination or other purchase of proved and/or unproved properties, we use a future cash flows analysis to assess the property for impairment. Cash flows used in the impairment analysis are determined based upon management’s estimates of probable and possible reserves, future commodity prices, and future costs to produce the reserves. Probable reserves are defined in SEC Regulation S-X, Rule 4-10(a)(18) as those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are more likely than not (generally having more than 50% probability) to be recovered. Possible reserves are defined in SEC Regulation S-X, Rule 4-10(a)(17) as those additional reserves that are less certain to be recovered than probable reserves.
At December 31, 2016, the net book value of our unproved properties includes significant amounts allocated in previous business combinations or acquisitions, including the Rosetta Merger and Marcellus Shale joint venture. See Supplemental Oil and Gas Disclosures (Unaudited) – Capitalized Costs Related to Oil and Gas Producing Properties.
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
In estimating the fair values of assets acquired and liabilities assumed in a business combination, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. In most cases, sufficient market data is not available regarding the fair values of proved and unproved properties and we must prepare estimates. To estimate the fair values of these properties, we prepare estimates of crude oil, natural gas and NGL reserves. We estimate future prices to apply to the estimated reserves quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of probable and possible reserves are reduced by additional risk-weighting factors.
Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows, but would result in a decrease in net income for the period in which the impairment is recorded. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisitions, Divestitures and Merger.
Derivative Instruments and Hedging Activities
We may enter into crude oil and natural gas price hedging arrangements in an effort to mitigate the effects of commodity price volatility and enhance the predictability of cash flows relating to the marketing of a portion of our crude oil and natural gas production. Management exercises significant judgment in determining the types of instruments to be used, production volumes to be hedged, prices at which to hedge and the counterparties’ creditworthiness. All commodity derivative instruments are reflected at fair value in our consolidated balance sheets.
Our open commodity derivative instruments were in a net payable position with a fair value of $116 million at December 31, 2016. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on current published credit default swap rates. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.
Changes in the fair values of our commodity derivative instruments have a significant impact on our net income (loss) because we apply mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2016, we reported net loss on commodity derivative instruments of $139 million.
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
Asset Retirement Obligations  Our ARO consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. We recognize the fair value of a liability for an ARO in the period in which it is incurred, which is when we have an existing legal obligation associated with the retirement of our oil and gas properties and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as: the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the oil and gas asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A or exploration expense. Asset retirement obligations totaled $935 million at December 31, 2016. See Item 8. Financial Statements and Supplementary Data – Note 9. Asset Retirement Obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Derivative Instruments Held for Non-Trading Purposes   We are exposed to commodity price risk in the normal course of business operations, as the volatility of crude oil and natural gas prices continues to impact the oil and gas industry. Due to commodity price volatility, we may use derivative instruments as a means of managing our exposure to price changes.
At December 31, 2016, we had various open commodity derivative instruments related to global crude oil and domestic natural gas. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position at December 31, 2016 with a fair value of $116 million. Based on the December 31, 2016 published commodity futures price curves for the underlying commodities, a hypothetical price increase of 10% per Bbl for crude oil would increase the fair value of our net commodity derivative liability by approximately $83 million. A hypothetical price increase of 10% per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $40 million. Our derivative instruments are executed under master agreements which allow us to net settle by counterparty. Net settlements take into account deferred premiums we have agreed to pay for put options. In addition, in the event of default, these master agreements allow us to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. None of our counterparty agreements contain margin requirements.
Even with certain hedging arrangements in place to mitigate the effect of commodity price volatility, our 2017 revenues and results of operations will be adversely affected if commodity prices remain at current levels or decline further. In the current commodity price environment, we are unlikely to hedge future revenues at the same level as our previous hedging arrangements. As such, our revenues will be more susceptible to commodity price volatility as our commodity price derivatives settle and are not replaced.
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

See Item 1A. Risk Factors – Commodity hedging transactions may limit our potential gains or fail to protect us from declines in commodity prices, Critical Accounting Policies and Estimates – Derivative Instruments and Hedging Activities and Item 8. Financial Statements and Supplementary Data – Note 8. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on borrowings under our Revolving Credit Facility and the amount of interest we earn on our short-term investments.
At December 31, 2016, we had approximately $6.7 billion (excluding capital lease and other obligations) of long-term debt outstanding. Excluding our Term Loan Facility, all debt outstanding was fixed-rate debt, with a weighted average interest rate of 5.69% at December 31, 2016. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss. See Item 8. Financial Statements and Supplementary Data – Note 10. Long-Term Debt.
We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of December 31, 2016, our cash and cash equivalents totaled approximately $1.2 billion, approximately 70% of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to our short term investments would have a de minimis impact on our earnings and cash flows. We currently have no interest rate derivative instruments outstanding. However, we may enter into interest rate derivative instruments in the future if we determine that it is necessary to invest in such instruments in order to mitigate our interest rate risk.
Foreign Currency Risk
The US dollar is considered the functional currency for each of our international operations. Substantially all of our international crude oil, natural gas and NGL production is sold pursuant to US dollar denominated contracts. Transactions, such as operating costs and administrative expenses that are paid in a foreign currency, are remeasured into US dollars and recorded in the financial statements at prevailing currency exchange rates. Certain monetary assets and liabilities, such as foreign deferred tax liabilities in certain foreign tax jurisdictions, are denominated in a foreign currency. During 2016, the US dollar gained in value against other currencies. However, a reduction in the value of the US dollar against currencies of other countries in which we have material operations could result in the use of additional cash to settle operating, administrative, and tax liabilities. This risk may be mitigated to the extent commodity prices increase in response to a devaluation of the US dollar.
Net foreign transaction (gains) losses were de minimis for 2016, 2015 and 2014. Foreign transaction (gains) losses are included in other (income) expense, net in the consolidated statements of operations.
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
As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016 which is included herein.

Noble Energy, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Noble Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Noble Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noble Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Noble Energy Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Noble Energy, Inc.:
We have audited Noble Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Noble Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Noble Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 14, 2017

Noble Energy, Inc.
Consolidated Statements of Operations
(millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Oil, Gas and NGL Sales	$3,389	$3,093	$4,945
Income from Equity Method Investees	102	90	170
Total Revenues	3,491	3,183	5,115
Costs and Expenses
Production Expense	1,083	979	945
Exploration Expense	925	488	498
Depreciation, Depletion and Amortization	2,454	2,131	1,759
General and Administrative	399	396	503
Asset Impairments	92	533	500
Goodwill Impairment	—	779	—
Other Operating (Income) Expense, Net	(166)	349	(8)
Total Operating Expenses	4,787	5,655	4,197
Operating (Loss) Income	(1,296)	(2,472)	918
Other (Income) Expense
Loss (Gain) on Commodity Derivative Instruments	139	(501)	(976)
Interest, Net of Amount Capitalized	328	263	210
Other Non-Operating Expense (Income), Net	9	(15)	(26)
Total Other Expense (Income)	476	(253)	(792)
(Loss) Income Before Income Taxes	(1,772)	(2,219)	1,710
Income Tax (Benefit) Provision	(787)	222	496
Net (Loss) Income Including Noncontrolling Interests	(985)	(2,441)	1,214
Less: Net Income Attributable to Noncontrolling Interests	13	—	—
Net (Loss) Income Attributable to Noble Energy	$(998)	$(2,441)	$1,214

Net (Loss) Income Attributable to Noble Energy per Share of Common Stock
Basic	$(2.32)	$(6.07)	$3.36
Diluted	$(2.32)	$(6.07)	$3.27

Weighted Average Number of Shares Outstanding
Basic	430	402	361
Diluted	430	402	367

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(millions)

	Year Ended December 31,
	2016	2015	2014
Net (Loss) Income Including Noncontrolling Interests	$(985)	$(2,441)	$1,214
Other Items of Comprehensive Income (Loss)
Net Change in Mutual Fund Investment	—	(11)	—
Less Tax Expense	—	4	—
Net Change in Pension and Other	3	99	42
Less Tax (Benefit) Expense	(1)	(35)	(15)
Other Comprehensive Income (Loss)	2	57	27
Comprehensive (Loss) Income Including Noncontrolling Interests	$(983)	$(2,384)	$1,241
Less: Comprehensive Income Attributable to Noncontrolling Interests	13	—	—
Comprehensive (Loss) Income Attributable to Noble Energy	$(996)	$(2,384)	$1,241

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$1,180	$1,028
Accounts Receivable, Net	615	450
Commodity Derivative Assets	—	582
Other Current Assets	160	216
Total Current Assets	1,955	2,276
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	30,355	31,220
Property, Plant and Equipment, Other	909	858
Total Property, Plant and Equipment, Gross	31,264	32,078
Accumulated Depreciation, Depletion and Amortization	(12,716)	(10,778)
Total Property, Plant and Equipment, Net	18,548	21,300
Other Noncurrent Assets	508	620
Total Assets	$21,011	$24,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$736	$1,128
Other Current Liabilities	742	677
Total Current Liabilities	1,478	1,805
Long-Term Debt	7,011	7,976
Net Deferred Income Tax Liability	1,819	2,826
Other Noncurrent Liabilities	1,103	1,219
Total Liabilities	11,411	13,826

Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized, None Issued	—	—
Common Stock - Par Value $0.01; 1 Billion and 500 Million Shares Authorized; 471 Million and 470 Million Shares Issued, Respectively	5	5
Additional Paid in Capital	6,450	6,360
Accumulated Other Comprehensive Loss	(31)	(33)
Treasury Stock, at Cost; 38 Million Shares	(692)	(688)
Retained Earnings	3,556	4,726
Noble Energy Share of Equity	9,288	10,370
Noncontrolling Interests	312	—
Total Equity	9,600	10,370
Total Liabilities and Equity	$21,011	$24,196

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net (Loss) Income Including Noncontrolling Interests	$(985)	$(2,441)	$1,214
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	2,454	2,131	1,759
Asset Impairments	92	533	500
Goodwill Impairment	—	779	—
Dry Hole Cost	579	266	226
Deferred Income Taxes	(984)	116	268
Loss (Gain) on Commodity Derivative Instruments	139	(501)	(976)
Net Cash Received in Settlement of Commodity Derivative Instruments	569	1,009	29
Gain on Divestitures	(238)	—	(73)
Stock Based Compensation	77	86	87
Non-cash Pension Plan Termination Expense	—	82	—
Gain on Debt Extinguishment	(80)	—	—
Undeveloped Leasehold Impairment	93	21	—
Expiration and Amortization of Unproved Leaseholds	55	92	43
Other Adjustments for Noncash Items Included in Income	40	18	17
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
(Increase) Decrease in Accounts Receivable	(164)	453	29
(Decrease) Increase in Accounts Payable	(111)	(364)	318
(Decrease) Increase in Current Income Taxes Payable	(32)	(94)	18
(Decrease) Increase in Other Current Liabilities	(63)	(70)	45
Other Operating Assets and Liabilities, Net	(90)	(54)	2
Net Cash Provided by Operating Activities	1,351	2,062	3,506
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,541)	(2,979)	(4,871)
Proceeds from Divestitures	1,241	151	321
Marcellus Shale Acreage Exchange Consideration	(213)	—	—
Cash Acquired in Rosetta Merger	—	61	—
Additions to Equity Method Investments	(8)	(104)	(71)
Distributions from Equity Method Investments	70	—	156
Other	20	—	—
Net Cash Used in Investing Activities	(431)	(2,871)	(4,465)
Cash Flows From Financing Activities
Dividends Paid, Common Stock	(172)	(291)	(249)
Proceeds from Issuance of Noble Energy Common Stock, Net of Offering Costs	—	1,112	—
Proceeds from Issuance of Noble Midstream Partners Common Units, Net of Offering Costs	299	—	—
Proceeds from Noble Revolving Credit Facility	—	—	1,050
Repayment of Noble Revolving Credit Facility	—	—	(1,050)
Repayment of Revolving Credit Facility Assumed in Rosetta Merger	—	(70)	—
Proceeds from Term Loan Facility	1,400	—	—
Repayment of Term Loan Facility	(850)	—	—
Proceeds from Issuance of Senior Notes, Net	—	—	1,478
Repayment of Senior Notes	(1,383)	(12)	(200)
Repayment of Capital Lease Obligation	(53)	(67)	(55)
Other	(9)	(18)	51
Net Cash (Used in) Provided By Financing Activities	(768)	654	1,025
Increase (Decrease) in Cash and Cash Equivalents	152	(155)	66
Cash and Cash Equivalents at Beginning of Period	1,028	1,183	1,117
Cash and Cash Equivalents at End of Period	$1,180	$1,028	$1,183
 The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)

	Attributable to Noble Energy
	Common Stock (1)	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Non-controlling Interests	Total Equity
December 31, 2013	$4	$3,463	$(117)	$(659)	$6,493	—	$9,184
Net Income	—	—	—	—	1,214	—	1,214
Stock-based Compensation	—	87	—	—	—	—	87
Exercise of Stock Options	—	48	—	—	—	—	48
Tax Benefits Related to Exercise of Stock Options	—	19	—	—	—	—	19
Dividends (68 cents per share)	—	—	—	—	(249)	—	(249)
Net Change in Other	—	7	27	(12)	—	—	22
December 31, 2014	$4	$3,624	$(90)	$(671)	$7,458	—	$10,325
Net Loss	—		—	—	(2,441)	—	(2,441)
Rosetta Merger	1	1,528	—	—	—	—	1,529
Stock-based Compensation	—	86	—	—	—	—	86
Exercise of Stock Options	—	8	—	—	—	—	8
Tax Benefits Related to Exercise of Stock Options	—	(1)	—	—	—	—	(1)
Dividends (72 cents per share)	—		—	—	(291)	—	(291)
Issuance of Shares of Common Stock to Public, Net of Offering Costs	—	1,112	—	—	—	—	1,112
Net Change in Other	—	3	57	(17)	—	—	43
December 31, 2015	$5	$6,360	$(33)	$(688)	$4,726	—	$10,370
Net Income (Loss)	—	—	—	—	(998)	13	(985)
Stock-based Compensation	—	68	—	—	—	—	68
Exercise of Stock Options	—	24	—	—	—	—	24
Tax Benefits Related to Exercise of Stock Options	—	(6)	—	—	—	—	(6)
Dividends (40 cents per share)	—	—	—	—	(172)	—	(172)
Issuance of Noble Midstream Partners Common Units, Net of Offering Costs	—	—	—	—	—	299	299
Net Change in Other	—	4	2	(4)	—	—	2
December 31, 2016	$5	$6,450	$(31)	$(692)	$3,556	312	$9,600

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies
General   Noble Energy, Inc. (Noble Energy, we or us) is a leading independent energy company engaged in worldwide crude oil and natural gas exploration and production. Our operating areas are onshore US (DJ Basin, Eagle Ford Shale, Permian Basin, and Marcellus Shale), deepwater Gulf of Mexico, offshore Eastern Mediterranean and offshore West Africa.
Basis of Presentation and Consolidation   Accounting policies used by us and our subsidiaries conform to US GAAP. Significant policies are discussed below. Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Equity Method of Accounting We use the equity method of accounting for investments in entities that we do not control but over which we exert significant influence. Our equity investees own and operate various midstream assets which we consider an essential component of our business and a necessary and integral element to our value chain involving the monetization of natural gas in our Marcellus Shale and West Africa operating areas. With our partners, we engage in joint strategic operational and financial decision making for these entities.
In order to reflect the economics associated with our integrated upstream value chain described above, we include income from equity method investees as a component of revenue in our consolidated statements of operations.
We carry equity method investments at our share of net assets of the equity investees plus our loans and advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining useful life of the underlying assets. See Note 7. Equity Method Investments.
Noncontrolling Interests In third quarter 2016, Noble Midstream Partners LP (Noble Midstream Partners), a subsidiary of Noble Energy, completed its initial public offering of common units. As a result, we present our consolidated financial statements with a noncontrolling interest section representing the public's ownership in Noble Midstream Partners. See Note 4. Noble Midstream Partners LP.
Consolidated VIE  Noble Energy has determined that the partners with equity at risk in Noble Midstream Partners lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Noble Midstream Partners' economic performance; therefore, Noble Midstream Partners is considered a VIE. Through Noble Energy's ownership interest in Noble Midstream GP LLC (the General Partner to Noble Midstream Partners), Noble Energy has the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to Noble Midstream Partners. Therefore, Noble Energy is considered the primary beneficiary and consolidates Noble Midstream Partners.
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
Reclassification  Certain reclassifications have been made to the 2015 and 2014 consolidated financial statements to conform to the 2016 presentation. These reclassifications were not material to the financial statements.

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
Property Impairment  For our proved properties, we routinely assess whether impairment indicators arise during any given quarter and have processes in place to ensure that we become aware of such indicators. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, negative revisions of proved reserves, and increases in development or operating costs. In the event that impairment indicators exist, we conduct an impairment test. To that end, we estimate future net cash flows expected in connection with the property and compare such future net cash flows to the carrying amount of the property to determine if the carrying amount is recoverable.
When the carrying amount of a property exceeds its estimated undiscounted future net cash flows, the carrying amount is reduced to estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future crude oil and natural gas production, commodity prices based on published forward commodity price curves or contract prices as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.
Other long-lived assets, such as our midstream assets, are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying value may be greater than the undiscounted future net cash flows. Impairment, if any, is measured as the excess of an asset’s carrying amount over its estimated fair value, which is estimated as described above.
We recorded property impairment charges in 2016, 2015 and 2014 and it is possible that other proved oil and gas properties could become impaired in the future due to commodity price declines and/or field performance. See Note 5. Asset Impairments.
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
When we have allocated fair value to an unproved property as the result of a transaction accounted for as a business combination, we use a future cash flow analysis to assess the unproved property for impairment. Cash flows used in the impairment analysis are determined based on management’s estimates of crude oil, natural gas and NGL reserves, future commodity prices and future costs to produce the reserves. Cash flow estimates related to probable and possible reserves are reduced by additional risk-weighting factors. Other individually insignificant unproved properties are amortized on a composite method over an average holding period.
We recorded an unproved property impairment charge in 2016. It is possible that unproved oil and gas properties could become impaired in the future if commodity prices decline. See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
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
Assets Held for Sale We occasionally market for sale oil and gas properties. At the end of each reporting period, we evaluate our properties being marketed to determine whether any should be reclassified as held for sale. The held for sale criteria include a commitment to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property is reclassified as held for sale in our consolidated balance sheets and will be valued at the lower of net book value or anticipated sales proceeds less costs to sell. Impairment expense would be recorded for any excess of net book value over anticipated sales proceeds less costs to sell. See Note 3. Acquisitions, Divestitures and Merger.
Exploration Costs   Geological and geophysical costs, delay rentals, amortization of unproved leasehold costs, and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project. For certain capital-intensive deepwater Gulf of Mexico or international projects, it may take us more than one year to evaluate the future potential of the exploratory well and make a determination of its economic viability. Our ability to move forward on a project may be dependent on gaining access to transportation or processing facilities or obtaining permits and government or partner approval, the timing of which is beyond our control. In such cases, exploratory well costs remain suspended as long as we are actively pursuing access to necessary facilities and access to such permits and approvals and believe they will be obtained. We assess the status of suspended exploratory well costs on a quarterly basis. See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
Other Property   Other property includes automobiles, trucks, airplanes, office furniture, computer equipment and other fixed assets such as buildings and leasehold improvements. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets or group of assets, which range from 3 to 30 years. Other property also includes linefill which is recorded at cost to produce into the production line. Linefill is not subject to depreciation but is reviewed for impairment.
Capitalization of Interest   We capitalize interest costs associated with the development and construction of significant properties or projects to bring them to a condition and location necessary for their intended use, which for crude oil and natural gas assets is at first production from the field. Interest is capitalized using an interest rate equivalent to the weighted average rate we pay on long-term debt, including our unsecured revolving credit facility (Revolving Credit Facility) and bonds. Capitalized interest is included in the cost of oil and gas assets and amortized with other costs on a unit-of-production basis. Capitalized interest totaled $84 million in 2016, $144 million in 2015, and $116 million in 2014.
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
Goodwill  Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is subject to annual impairment testing in December (or more frequently as circumstances dictate). During 2015, we reviewed our goodwill balance for impairment in accordance with our accounting policy and identified factors, including continuing declines in commodity prices and the market value of our common stock, indicating that the fair value of our goodwill could have fallen below its book value. As of December 31, 2015, we determined that our goodwill was fully impaired and recognized a loss of $779 million.
Our goodwill related primarily to the excess purchase price over amounts assigned to assets and liabilities from the Rosetta Merger in 2015 and the Patina Merger in 2005 and was associated with our US reporting unit. During 2015, goodwill increased $163 million due to the Rosetta Merger and decreased $4 million due to allocations of goodwill to onshore US properties sold.
For purposes of determining the goodwill impairment, we estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions for future crude oil and natural gas production, commodity prices based on forward commodity price curves, operating and development costs and other factors. The analysis supported that the implied fair value of goodwill was zero and, as such, goodwill was fully impaired.
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
Stock-Based Compensation Restricted stock and stock options issued to employees and directors are recorded at grant-date fair value. Expense is recognized on a straight-line basis over the employee’s and director’s requisite service period (generally the vesting period of the award) in the consolidated statements of operations. In 2016, we issued cash-settled awards to certain employees in lieu of a portion of restricted stock and stock options. We recognize the value of our cash-settled awards utilizing the liability method as defined under Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The fair value of liability awards is remeasured at each reporting date, based on the fair market value of a share of common stock of the Company as of the reporting date, through the settlement date with the change in fair value recognized as compensation expense over that period. See Note 12. Stock-Based and Other Compensation Plans.
Pension and Other Postretirement Benefit Plans We recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of defined benefit pension, restoration and other postretirement benefit plans in the consolidated balance sheets, with a corresponding adjustment to AOCL, net of tax. The amount remaining in AOCL at December 31, 2016 represents unrecognized net actuarial loss and unrecognized prior service cost related to our restoration plan. These amounts are currently being recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Any actuarial gains and losses that arise during the plan year, but which are not required to be recognized as net periodic benefit cost in the same period, are recognized as a component of AOCL. In third quarter 2015, we completed the process of terminating our noncontributory, tax-qualified defined benefit pension plan through the purchase of annuities for the remaining participants. As a result, we reclassified all remaining unamortized prior service cost and actuarial losses relating to the pension plan from AOCL to earnings.
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
Historically, we had certain immaterial domestic natural gas sales agreements for which we previously used the entitlement method to account for imbalances. In 2016, we divested assets which were subject to this accounting and therefore, we no longer have contracts that are accounted for under the entitlement method.
Basic and Diluted Earnings (Loss) Per Share Attributable to Noble Energy  Basic earnings (loss) per share (EPS) of our common stock is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our common stock includes the effect of outstanding common stock equivalents such as stock options, shares of restricted stock, and/or shares of our stock held in a rabbi trust, except in periods in which there is a net loss.
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
Recently Issued Accounting Standards
Consolidation - Interests Held through Related Parties That Are under Common Control In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-17 (ASU 2016-17): Consolidation - Interests Held through Related Parties That Are under Common Control. The update changes the process through which a reporting entity determines whether it is the primary beneficiary of a variable interest entity (VIE). As a result, the single decision maker of a VIE uses economic exposure to determine its classification as the primary beneficiary as opposed to evaluating which party is most closely associated with the VIE. In February 2015, the FASB issued ASU 2015-02, which changed the guidance as to whether an entity is a variable interest entity (VIE) or a voting interest entity and how related parties are considered in the VIE model. During third quarter 2016, Noble Midstream Partners closed on its initial public offering of common units. Under the provisions of both Accounting Standards Updates, Noble Midstream Partners is considered a VIE, and Noble Energy is considered the primary beneficiary of that VIE. We have adopted these provisions, which did not have a material effect on our consolidated financial statements or related disclosures.
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. This ASU also requires disclosures designed to give financial statement users information on the

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. In the normal course of business, we enter into capital and operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, platforms, storage facilities, field services and well equipment, pipeline capacity, office space and other assets. We believe the adoption and implementation of this ASU will likely have a material impact on our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities. As part of our assessment to date, we have formed an implementation work team, prepared educational and training materials pertinent to this ASU and have begun contract review and documentation.
Compensation - Stock Compensation In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09): Compensation - Stock Compensation, to reduce complexity and enhance several aspects of accounting and disclosure for share-based payment transactions, including the accounting for income taxes, award forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual and interim periods beginning after December 15, 2016, with earlier application permitted. Certain aspects of this guidance will require retrospective application while other aspects are to be applied prospectively. Based upon our evaluation, the adoption of this ASU will not have a material effect on our consolidated financial statements or related disclosures.
Financial Instruments - Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect, if any, that the guidance will have on our consolidated financial statements and related disclosures.
Inventory In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (ASU 2015-11): Simplifying the Measurement of Inventory, effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We elected to early adopt this ASU as of December 31, 2016 and have applied the new measurement principle to our inventory balance. Adoption of this ASU did not have a material impact on our consolidated financial statements or related disclosures.
Revenue Recognition In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 to clarify principal versus agent considerations. Currently, we do not have any contracts that would require a change from the entitlements method, historically used for certain domestic natural gas sales, to the sales method of accounting. We are continuing to evaluate the provisions of this ASU as pertinent to certain sales contracts and in particular as it relates to disclosure requirements.
Investments - Equity Method and Joint Ventures In March 2016, the FASB issued Accounting Standards Update No. 2016-07 (ASU 2016-07): Investments - Equity Method and Joint Ventures, to eliminate retroactive application of equity method accounting when an investment becomes qualified for equity method accounting as a result of an increase in the level of ownership interest or degree of influence. The ASU will be effective for annual and interim periods beginning after December 15, 2016, with earlier application permitted. Based upon our evaluation, the adoption of this ASU will not have a material effect on our consolidated financial statements or related disclosures as all material investments are accounted for under the equity method of accounting.
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18): Statement of Cash Flows - Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-18 will have a material impact on our statement of cash flows and related disclosures.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15): Statement of Cash Flows - Classification of Certain Cash Receipts

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

and Cash Payments, to clarify how certain cash receipts and cash payments should be presented in the statement of cash flows. Specifically, ASU 2016-15 provides additional guidance for certain cash flow items which may impact our presentation and classification within our statement of cash flows, including debt prepayments or debt extinguishment costs and distributions received from equity method investees. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-15 will have a material impact on our statement of cash flows and related disclosures as this update pertains to classification of items and is not a change in accounting principle.
Note 2. Additional Financial Statement Information
Additional statements of operations information is as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Production Expense
Lease Operating Expense	$542	$563	$593
Production and Ad Valorem Taxes	78	127	184
Transportation and Gathering Expense (1)	463	289	168
Total	$1,083	$979	$945
Exploration Expense
Leasehold Impairment and Amortization (2)	148	113	43
Dry Hole Cost (2)	579	266	226
Seismic, Geological and Geophysical	76	34	86
Staff Expense	77	43	72
Other	45	32	71
Total	925	488	498
Other Operating (Income) Expense, Net
Marketing Expense (3)	58	33	16
Loss on Terminated Contract (4)	41	—	—
Gain on Divestitures, Net (5)	(238)	—	(73)
Corporate Restructuring Expense (6)	8	51	—
Gain on Debt Extinguishment (7)	(80)	—	—
Pension Plan Expense (8)	—	88	—
Impact of Rosetta Merger (9)	(25)	81	—
Other, Net	70	96	49
Total	$(166)	$349	$(8)
Other Non-Operating (Income) Expense, Net
Deferred Compensation Expense (Income) (10)	$11	$(12)	$(25)
Other (Income) Expense, Net	(2)	(3)	(1)
Total	$9	$(15)	$(26)

(1)
Certain of our revenue received from purchasers was historically presented with deductions for transportation, gathering, fractionation or processing costs. Beginning in 2016, we have changed our presentation of revenue to no longer include these expenses as deductions from revenue. These costs are now included within production expense. Prior year amounts of $50 million and $14 million for the years ended December 31, 2015 and 2014, respectively, have been reclassified to transportation and gathering expense to conform to the current presentation.

(2)	See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.

(3)
Amounts represent expense for unutilized firm transportation and shortfalls in delivering or transporting minimum volumes under certain commitments. Prior year amounts of $33 million and $16 million for the years ended December 31, 2015 and 2014, respectively, were previously presented within transportation and gathering expense. These amounts have been reclassified to conform to the current presentation. See Note 18. Commitments and Contingencies.

(4)	Amount relates to the termination of a rig contract offshore Falkland Islands as a result of a supplier's non-performance.

(5)	Includes gain related to the sale of 3.5% working interest in the Tamar field, offshore Israel. See Note 3. Acquisitions, Divestitures and Merger.

(6)	Amount represents expenses associated with organizational activities.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

(7)	Amount relates to the tendering of senior notes assumed in the Rosetta Merger. See Note 10. Long-Term Debt.

(8)	Amount includes reclassification of the actuarial loss from AOCL related to the re-measurement and termination of our defined benefit pension plan to net income (loss).

(9)	Amounts represent a purchase price allocation adjustment in 2016 and merger expenses in 2015. See Note 3. Acquisitions, Divestitures and Merger.

(10)	Amounts represent increases (decreases) in the fair values of shares of our common stock held in a rabbi trust and mutual funds.

Additional balance sheet information is as follows:

	December 31,
(millions)	2016	2015
Accounts Receivable, Net
Commodity Sales	$403	$298
Joint Interest Billings	106	20
Proceeds Receivable (1)	40	—
Other	86	151
Allowance for Doubtful Accounts	(20)	(19)
Total	$615	$450
Other Current Assets
Inventories, Materials and Supplies	$71	$92
Inventories, Crude Oil	18	23
Assets Held for Sale(2)	18	67
Restricted Cash (3)	30	—
Prepaid Expenses and Other Assets, Current	23	34
Total	$160	$216
Other Noncurrent Assets
Equity Method Investments	$400	$453
Mutual Fund Investments	71	90
Other Assets, Noncurrent	37	77
Total	$508	$620
Other Current Liabilities
Production and Ad Valorem Taxes	$115	$166
Commodity Derivative Liabilities, Current	102	—
Income Taxes Payable	53	86
Asset Retirement Obligations, Current	160	128
Interest Payable	76	83
Current Portion of Capital Lease and Other Obligations	63	53
Other Liabilities, Current	173	161
Total	$742	$677
Other Noncurrent Liabilities
Deferred Compensation Liabilities, Noncurrent	$218	$217
Asset Retirement Obligations, Noncurrent	775	861
Production and Ad Valorem Taxes	47	68
Other Liabilities, Noncurrent	63	73
Total	$1,103	$1,219
(1) Proceeds relate to our farm-out of a 35% interest in Block 12 offshore Cyprus and were received in January 2017. See Note 3. Acquisitions, Divestitures and Merger.
(2) Assets held for sale at December 31, 2016 included assets in the Greeley Crescent area of the DJ Basin. Assets held for sale at December 31, 2015 included the Karish and Tanin natural gas discoveries, offshore Israel. See Note 3. Acquisitions, Divestitures and Merger.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

(3) Represents amount held in escrow at December 31, 2016 for the purchase of certain Permian Basin properties. See Note 3. Acquisitions, Divestitures and Merger.
Supplemental statements of cash flow information is as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Cash Paid During the Year For
Interest, Net of Amount Capitalized	$327	$260	$189
Income Taxes Paid, Net	236	202	150
Non-Cash Financing and Investing Activities
Increase in Capital Lease and Other Obligations	5	55	110
Note 3. Acquisitions, Divestitures and Merger
Pending Acquisition of Clayton Williams Energy, Inc. On January 13, 2017 we executed a definitive agreement to acquire all of the outstanding common stock of Clayton Williams Energy, Inc. for $2.7 billion in Noble Energy stock and cash.
The transaction has been unanimously approved by the Boards of Directors of both Noble Energy and Clayton Williams Energy and is subject to approval by stockholders of Clayton Williams Energy. If approved, Clayton Williams Energy stockholders will receive 2.7874 shares of Noble Energy common stock and $34.75 in cash for each share of common stock held. In the aggregate, this totals 55 million shares of Noble Energy stock and $665 million in cash. The value of the transaction, based on Noble Energy's closing stock price as of January 13, 2017, is approximately $3.2 billion in the aggregate including the assumption of approximately $500 million in net debt. We intend to fund the cash portion of the acquisition through a draw on our Revolving Credit Facility.
Closing is expected to occur second quarter 2017 and is subject to customary regulatory approvals, approval by the holders of a majority of Clayton Williams Energy common stock, and certain other conditions.
Property Acquisition In fourth quarter 2016, we entered an agreement to purchase Permian Basis properties, including seven producing wells. The acquisition, which has a total transaction price of $295 million, will increase our contiguous acreage position in the Reeves County area. In December 2016, we paid initial consideration of $30 million into an escrow account, which is reflected as a restricted asset in our consolidated balance sheet. We paid the remaining consideration and completed the acquisition in January 2017.
Termination of Marcellus Shale JDA In fourth quarter 2016, we and CONSOL agreed to terminate our 50-50 Joint Development Agreement (JDA) in the Marcellus Shale. In connection with the terminated JDA, we executed and closed an exchange agreement whereby we and CONSOL each transferred all of our interest in a portion of co-owned properties to one another. As a result, we now hold an almost 100% operated working interest in approximately 363,000 acres, primarily located in northwest West Virginia. In addition to the acreage and production realignment between the two companies, we remitted a cash payment of approximately $213 million to CONSOL at closing. Terminating the JDA resulted in the elimination of the remaining outstanding carried cost obligation due from us. No gain or loss was recognized on the exchange. See Supplementary Data – Supplemental Oil and Gas Information (Unaudited), below, for discussion of proved reserves divested in connection with the transaction.
DJ Acreage Exchange We closed a cashless acreage exchange in the DJ Basin receiving approximately 11,700 net acres within our Wells Ranch development area in exchange for approximately 13,500 net acres primarily from our Bronco area. No gain or loss was recognized.
Divestitures We maintain an ongoing portfolio management program. Accordingly, we may periodically divest assets or engage in acreage exchanges.
2016 Asset Sales During 2016, we engaged in the following sales transactions:

•
entered an agreement to divest certain producing and non-producing properties covering approximately 33,100 net acres in the DJ Basin for proceeds of $505 million. We closed the sale on a portion of the properties in 2016, receiving proceeds of $486 million. We expect to close the sale of the remaining properties, which are classified as held for sale at December 31, 2016, and receive the remaining proceeds, subject to post-close adjustments, in mid-2017. Proceeds were applied to reduce field basis with no recognition of gain or loss.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

•
sold additional DJ Basin non-producing properties, certain Eagle Ford properties, our Bowdoin property in northern Montana, and certain other smaller onshore US properties, generating total net proceeds of $152 million, a net loss of $23 million on the Bowdoin sale, and no further gain or loss recognized on the remaining transactions.

•
sold our 47% interest in the Alon A and Alon C licenses, offshore Israel, which included the Karish and Tanin fields, for a total sales price of $73 million ($67 million for asset consideration and $6 million from cost adjustments). Proceeds were applied to reduce field basis with no recognition of gain or loss.

•
sold a 3.5% working interest in the Tamar field, offshore Israel, in compliance with the terms of the Israel Natural Gas Framework, which requires us to reduce our ownership interest in Tamar to 25% by year-end 2021. The sales price totaled $431 million, and we received net cash proceeds of $316 million, after consideration of timing and tax adjustments, at closing. Proceeds were ratably applied to the field's basis and resulted in the recognition of a $261 million gain.

•
received proceeds of $131 million related to a farm-out agreement for a 35% interest in Block 12, offshore Cyprus, which includes the Aphrodite natural gas discovery. We received the remaining proceeds of $40 million in January 2017. Proceeds were applied to reduce field basis with no recognition of gain or loss.

See Supplementary Data – Supplemental Oil and Gas Information (Unaudited), below, for discussion of proved reserves divested in connection with the above transactions.
2015 Asset Sales In 2015, we sold certain non-strategic onshore US properties, receiving proceeds of $151 million, with no gain or loss recorded.
2014 Asset Sales In 2014, we sold certain non-strategic onshore US properties, receiving proceeds of $135 million, and recorded a net gain of $36 million. We also sold our China assets, receiving proceeds of $186 million, and recorded a gain of $35 million.
Aggregated information regarding assets sold is as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Sales Proceeds	$1,241	$151	$321
Less
Net Book Value of Assets Sold	(993)	(156)	(297)
Asset Retirement Obligations Associated with Assets Sold	7	8	48
Goodwill Allocated to Assets Sold	—	(4)	(7)
Other Closing Adjustments	(17)	1	8
Gain on Divestitures, Net	$238	$—	$73
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
The merger added two new onshore US shale positions to our portfolio including approximately 50,000 net acres in the Eagle Ford Shale and 54,000 net acres in the Permian Basin (45,000 acres in the Delaware Basin and 9,000 acres in the Midland Basin). In connection with the Rosetta Merger, we incurred merger-related costs of approximately $81 million, including (i) $66 million of severance, consulting, investment, advisory, legal and other merger-related fees, and (ii) $15 million of noncash share-based compensation expense, all of which were expensed and are included in Other Operating (Income) Expense, Net.
Purchase Price Allocation The merger was accounted for as a business combination, using the acquisition method. The following table represents the final allocation of the total purchase price of Rosetta to the assets acquired and the liabilities assumed based on the fair values at the merger date, with any excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

The following table sets forth our final purchase price allocation:

(in millions, except stock price)
Shares of Noble Energy common stock issued to Rosetta shareholders	41
Noble Energy common stock price on July 20, 2015	$36.97
Fair value of common stock issued	$1,518
Plus: fair value of Rosetta's restricted stock awards and performance awards assumed	10
Plus: Rosetta stock options assumed	1
Total purchase price	$1,529
Plus: liabilities assumed by Noble Energy
Accounts Payable	100
Current Liabilities	37
Long-Term Debt	1,992
Other Long Term Liabilities	23
Asset Retirement Obligation	27
Total purchase price plus liabilities assumed	$3,708

Fair Value of Rosetta Assets
Cash and Equivalents	$61
Other Current Assets	76
Derivative Instruments	209
Oil and Gas Properties:
Proved Properties	1,613
Undeveloped Leaseholds	1,355
Gathering and Processing Assets	207
Asset Retirement Obligation	27
Other Property Plant and Equipment	5
Long Term Deferred Tax Asset	17
Implied Goodwill (1)	138
Total Asset Value	$3,708
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
The results of operations attributable to Rosetta are included in our consolidated statement of operations beginning on July 21, 2015. Revenues of $457 million and pre-tax net loss of $20 million, exclusive of a $25 million purchase price allocation adjustment, from Rosetta were generated for the year ended December 31, 2016. Revenues of $181 million and pre-tax net loss

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

of $120 million, inclusive of a $163 million goodwill impairment, from Rosetta were generated from July 21, 2015 to December 31, 2015.
Pro Forma Financial Information The following pro forma condensed combined financial information was derived from the historical financial statements of Noble Energy and Rosetta and gives effect to the merger as if it had occurred on January 1, 2014. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) Noble Energy's common stock and equity awards issued to convert Rosetta's outstanding shares of common stock and equity awards as of the closing date of the merger, (ii) adjustments to conform Rosetta's historical policy of accounting for its oil and natural gas properties from the full cost method to the successful efforts method of accounting, (iii) depletion of Rosetta's fair-valued proved oil and gas properties, and (iv) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings for the year ended December 31, 2015 were adjusted to exclude $81 million of merger-related costs incurred by Noble Energy and $37 million incurred by Rosetta. The pro forma results of operations do not include any cost savings or other synergies that may result from the Rosetta Merger or any estimated costs that have been or will be incurred by us to integrate the Rosetta assets.
The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rosetta Merger taken place on January 1, 2014; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
(in millions, except per share amounts)	2016 (1)	2015	2014
Revenues	$3,491	$3,478	$6,126
Net (Loss) Income Attributable to Noble Energy	(998)	(2,393)	1,607

Earnings (Loss) Per Share
Basic	$(2.32)	$(5.64)	$4.01
Diluted	(2.32)	(5.64)	3.94
(1) No pro forma adjustments were made for the period as Rosetta's operations are included in our consolidated historical results.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 4. Noble Midstream Partners LP

Noble Midstream Partners LP In December 2014, we formed Noble Midstream Partners LP, a growth-oriented Delaware master limited partnership, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Noble Midstream Partners' current areas of focus are in the DJ Basin in Colorado and in the Delaware Basin within the Permian Basin in Texas.
Initial Public Offering of Noble Midstream Partners LP On September 15, 2016, Noble Midstream Partners common units began trading on the New York Stock Exchange under the symbol "NBLX." On September 20, 2016, Noble Midstream Partners completed its public offering of 14,375,000 common units representing limited partner interests in Noble Midstream Partners, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.21 per common unit, net of underwriting discounts).
In exchange for the contributed assets, Noble Energy received:

•	1,527,584 common units, representing a 4.8% limited partner interest in Noble Midstream Partners;

•	15,902,584 subordinated units, representing an approximate 50.0% limited partner interest in Noble Midstream Partners;

•	incentive distribution rights in Noble Midstream Partners; and

•	the right to receive a cash distribution from Noble Midstream Partners.
In addition and concurrent with the closing of the offering, the General Partner retained a non-economic general partnership interest in Noble Midstream Partners, which is not entitled to receive cash distributions.
Noble Midstream Partners generated net proceeds of $299 million from the issuance of common units to the public, after deducting the underwriting discount, structuring fees and estimated offering expenses of $24 million.
Note 5. Asset Impairments
Pre-tax (non-cash) asset impairment charges were as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Onshore US	$—	$—	$42
Deepwater Gulf of Mexico	—	158	350
Israel	88	36	14
Equatorial Guinea	—	339	—
North Sea	—	—	94
Other International and Corporate	4	—	—
Total	$92	$533	$500
2016 Asset Impairments While the Leviathan development project was not formally sanctioned at December 31, 2016, in fourth quarter 2016, we selected the initial development concept for the first phase of development of the Leviathan natural gas project and wrote off $88 million associated with certain development concepts that were not selected.
2015 Asset Impairments During 2015, certain properties in the deepwater Gulf of Mexico, offshore Israel and offshore Equatorial Guinea were written down to their estimated fair values using a discounted cash flow model. The cash flow model included management’s estimates of future crude oil and natural gas production, commodity prices based on forward commodity price curves or contract prices as of the date of the estimate, operating and development costs, and discount rates. Impairment charges of $481 million resulted from reductions in the forward crude oil prices as of December 31, 2015.
We also recorded impairment charges of approximately $47 million primarily related to revisions in expected field abandonment and other costs for properties in the deepwater Gulf of Mexico and offshore Israel and $5 million related to the pending sale of our interest in the Alon A and Alon C licenses, offshore Israel, which included the Karish and Tanin fields.
2014 Asset Impairments  As a result of declining crude oil prices at the end of 2014, we recorded impairment charges of $250 million related to certain onshore US and deepwater Gulf of Mexico properties.
We also recorded impairment charges of $74 million for the South Raton development, deepwater Gulf of Mexico, due to mechanical issues; $51 million related to asset retirement obligation increases for certain properties in the deepwater Gulf of Mexico and offshore Israel; $31 million related to the reclassification of certain non-strategic properties as assets held for sale; and $94 million related to North Sea MacCulloch field abandonment.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs
Capitalized Exploratory Well Costs We capitalize exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial. If a well is deemed to be noncommercial, the well costs are immediately charged to exploration expense as dry hole cost.
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

	Year Ended December 31,
(millions)	2016	2015	2014
Capitalized Exploratory Well Costs, Beginning of Period	$1,353	$1,337	$1,301
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	84	123	316
Divestitures and Other (1)	(143)	—	—
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves or to Assets Held for Sale (2)	(1)	(19)	(196)
Capitalized Exploratory Well Costs Charged to Expense (3)	(525)	(88)	(84)
Capitalized Exploratory Well Costs, End of Period	$768	$1,353	$1,337
(1) The 2016 amount relates to our farm-down of a 35% interest in Block 12 offshore Cyprus to a new partner.
(2) The 2015 amount relates primarily to onshore US exploration activity.
The 2014 amount relates primarily to the Dantzler well (deepwater Gulf of Mexico), for which we sanctioned a development plan, and the Karish and Tanin wells (offshore Israel), which were reclassified to assets held for sale.
(3) Capitalized exploratory well costs charged to expense are included within exploration expense in our consolidated statements of operations.
The 2016 amount relates primarily to discoveries offshore West Africa. Following review of additional 3D seismic data, we determined these discoveries were impaired in the current forward outlook for crude oil prices. We also incurred expenses associated with our Silvergate exploratory well in the deepwater Gulf of Mexico. The well did not encounter commercial hydrocarbons and has been plugged and abandoned.
The 2015 amount relates primarily to northeast Nevada. After assessing its commercial viability in the current commodity price environment, we elected to discontinue our exploration efforts.
The 2014 amount relates to non-strategic onshore US exploratory well costs and the Scotia exploratory well (offshore Falkland Islands) which were determined to be non-commercial.
The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced, and the number of projects that have been capitalized for a period greater than one year:

	December 31,
(millions)	2016	2015	2014
Exploratory Well Costs Capitalized for a Period of One Year or Less	$69	$95	$247
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	699	1,258	1,090
Balance at End of Period	$768	$1,353	$1,337
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	10	14	13
The following table provides a further aging of those exploratory well costs that have been capitalized for a period greater than one year since the commencement of drilling as of December 31, 2016:

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

		Suspended Since
Country/Project (millions)	Total	2014 - 2015		2012 - 2013		2011 & Prior	Progress
Deepwater Gulf of Mexico
Troubadour	52	5		47		—	Evaluating development scenarios for this 2013 natural gas discovery including subsea tieback to existing infrastructure.
Katmai	98	98		—		—
Evaluating development scenarios for this 2014 crude oil discovery. In second quarter 2016, drilling operations at the Katmai 2 appraisal well, located in Green Canyon Block 39, were temporarily abandoned as a result of encountering high pressure in the untested fault block. We are assessing plans to progress appraisal and are evaluating tie-back options.

Offshore Equatorial Guinea
Felicita (Block O)	45	7	—	9	—	29
Evaluating regional development scenarios for this 2008 gas discovery. During 2014, we conducted additional seismic activity over Blocks I and O and in early 2016, we began analyzing, interpreting and evaluating the acquired seismic data.

Yolanda (Block I)	22	3		5		14
A data exchange agreement for the 2007 Yolanda condensate and natural gas discovery has been executed between the governments of Equatorial Guinea and Cameroon. Our natural gas development team is working with the governments of Equatorial Guinea and Cameroon to evaluate natural gas monetization options for both Yolanda and YoYo (Cameroon) discoveries.

Offshore Cameroon
YoYo (YoYo Block)	54	6		13		35
A data exchange agreement for the 2007 YoYo condensate and natural gas discovery has been executed between the governments of Equatorial Guinea and Cameroon. Our natural gas development team is working with the governments of Equatorial Guinea and Cameroon to evaluate natural gas monetization options for both Yolanda (Equatorial Guinea) and YoYo discoveries.

Offshore Israel
Leviathan	199	18		77		104
Our development plan was approved by the Government of Israel and we are engaged in natural gas marketing activities to meet both Israeli domestic and regional export demands. We anticipate near-term project sanction and commencement of development activities.

Leviathan-1 Deep	85	7		51		27	The well did not reach the target interval in 2012. We are developing future drilling plans to test this deep oil concept, which is held by the Leviathan Development and Production Leases.
Dalit	31	4		7		20	Our development plan was approved by the Government of Israel to develop this 2009 natural gas discovery with a tie-in to existing infrastructure at Tamar.
Offshore Cyprus
Cyprus	89	12		54		23
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

Other
Projects less than $20 million	24	23		—		1	Continuing to assess and evaluate wells.
Total	$699	$183		$263		$253

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Undeveloped Leasehold Costs Undeveloped leasehold costs as of December 31, 2016 totaled $2.2 billion, including $2.1 billion related to onshore US unproved properties, $105 million related to deepwater Gulf of Mexico unproved properties, and $32 million related to international unproved properties.
We evaluate our exploration opportunities as part of our periodic impairment review. If, based upon a change in exploration plans, availability of capital and suitable rig and drilling equipment, resource potential, comparative economics, changing regulations and/or other factors, an impairment is indicated, we record either (1) impairment expense related to individually significant leases or (2) a decrease in the valuation of our pool of individually insignificant leases.
During 2016, we completed our geological evaluation of certain deepwater Gulf of Mexico and offshore Falkland Islands leases and licenses and determined that several, representing $127 million of undeveloped leasehold cost, should be relinquished or exited. As a result, we recognized $93 million of undeveloped leasehold impairment expense and recorded a $34 million decrease in our valuation pool of individually insignificant leases.
Note 7. Equity Method Investments
Equity Method Investments Equity method investments are included in other noncurrent assets in the consolidated balance sheets, and our share of earnings is reported as income from equity method investees in the consolidated statements of operations. Our share of income taxes incurred directly by the equity method investees is reported in income from equity method investees and is not included in our income tax provision in our consolidated statements of operations. Investments accounted for under the equity method consist primarily of the following:

•	50% interest in CONE Gathering LLC (CONE Gathering), which owns and operates natural gas gathering facilities servicing our properties in the Marcellus Shale;

•
33.5% interest in CONE Midstream Partners, LP (CONE Midstream), a public master limited partnership, which constructs, owns and operates natural gas gathering and other midstream energy assets in support of our Marcellus Shale activities;

•	45% interest in Atlantic Methanol Production Company, LLC (AMPCO), which owns and operates a methanol plant and related facilities in Equatorial Guinea; and

•	28% interest in Alba Plant LLC (Alba Plant), which owns and operates a liquefied petroleum gas processing plant in Equatorial Guinea.
CONE Midstream Dropdown Transaction In fourth quarter 2016, CONE Midstream, completed its first acquisition of midstream assets (dropdown) from CONE Gathering since its initial public offering in 2014. CONE Gathering subsequently distributed $70 million cash and additional CONE Midstream common units to us. We currently own 7,110,638 common units and 14,581,560 subordinated units of CONE Midstream.
Equity method investments are as follows:

	December 31,
(millions)	2016	2015
Equity Method Investments
CONE Investments(1)	$172	$214
AMPCO	120	120
Alba Plant	82	87
Other	26	32
Total Equity Method Investments	$400	$453

(1)	CONE Investments include CONE Midstream and CONE Gathering.
Other At December 31, 2016, consolidated retained earnings included $95 million related to the undistributed earnings of equity method investees.
The carrying value of our AMPCO investment was $12 million higher than the underlying net assets of the investee at December 31, 2016.  The difference is related to capitalized interest which is being amortized into earnings over the remaining useful life of the plant.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Summarized, 100% combined financial information for equity method investees is as follows:

	December 31,
(millions)	2016	2015
Balance Sheet Information
Current Assets	$313	$343
Noncurrent Assets	1,390	1,418
Current Liabilities	149	229
Noncurrent Liabilities	256	108

	Year Ended December 31,
(millions)	2016	2015	2014
Statements of Operations Information
Operating Revenues	$667	$645	$1,142
Operating Expenses	355	393	405
Operating Income	312	252	737
Other (Income) Net	(7)	(9)	(9)
Income Before Income Taxes	319	261	746
Income Tax Provision	60	46	172
Net Income	$259	$215	$574

Note 8. Derivative Instruments and Hedging Activities
Objective and Strategies for Using Derivative Instruments  We may enter into crude oil and natural gas price hedging arrangements in an effort to mitigate the effects of commodity price volatility and enhance the predictability of cash flows relating to the marketing of a portion of our crude oil and natural gas production. The derivative instruments we use may include variable to fixed price commodity swaps, enhanced swaps, two-way and three-way collars, basis swaps and/or put options.
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
For put options, we typically pay a premium to the counterparty in exchange for the sale of the instrument. If the index price is below the floor price of the put option, we receive the difference between the floor price and the index price multiplied by the contract volumes less the option premium at the time of settlement. If the index price settles at or above the floor price of the put option, we pay only the put option premium at the time of settlement. We had no outstanding put options as of December 31, 2016.
While these instruments mitigate the cash flow risk of future reductions in commodity prices, they may also curtail benefits during periods of increasing commodity prices.

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
Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss.
Unsettled Derivative Instruments  As of December 31, 2016, we had entered into the following crude oil derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
1H17 (1)	Swaps	NYMEX WTI	6,000	$55.08	$—	$—	$—
1H17 (1)	Two-Way Collars	NYMEX WTI	2,000	—	—	40.00	50.44
1H17 (1)	Swaps	Dated Brent	3,000	62.80	—	—	—
2H17 (1)	Call Option (2)	NYMEX WTI	3,000	—	—	—	60.12
2H17 (1)	Swaptions (3)	NYMEX WTI	3,000	50.05	—	—	—
2H17 (1)	Swaptions (3)	Dated Brent	3,000	62.80	—	—	—
2017	Three-Way Collars	NYMEX WTI	24,000	—	39.08	47.71	61.20
2017	Two-Way Collars	NYMEX WTI	7,000	—	—	40.00	53.29
2017	Swaps	NYMEX WTI	4,000	50.90	—	—	—
2017	Call Option (2)	NYMEX WTI	3,000	—	—	—	57.00
2017	Three-Way Collars	ICE Brent	2,000	—	43.00	50.00	63.15
2017	Three-Way Collars	Dated Brent	2,000	—	35.00	45.00	66.33
2018	Three-Way Collars	NYMEX WTI	5,000	—	43.00	50.00	68.50
2018	Swaps	NYMEX WTI	5,000	54.03	—	—	—
2018	Swaptions (3)	NYMEX WTI	3,000	56.10	—	—	—
2018	Three-Way Collars	Dated Brent	3,000	—	40.00	50.00	70.41

(1)
We traditionally enter into a hedge contract term of one year. For 2017 we have entered into various derivative hedging arrangements with a contract term of six months resulting in non-uniform annual volumes and weighted average prices.

(2)
We have entered into crude oil derivative enhanced swaps with strike prices that are above the market value as of trade commencement. To effect the enhanced non-cash swap structure, we sold call options to the applicable counterparty to receive the above market terms.

(3)	We have entered into certain derivative contracts (swaptions), which give counterparties the option to extend with similar terms for an additional 6-month or 12-month period.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

As of December 31, 2016, we had entered into the following natural gas derivative instruments:

				Swaps	Collars
Settlement Period	Type of Contract	Index	MMBtu Per Day	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
1H17 (1)	Swaps	NYMEX HH	30,000	$2.92	$—	$—	$—
2H17 (1)	Swaps	NYMEX HH	30,000	3.45	—	—	—
2H17 (1)	Swaptions (2)	NYMEX HH	30,000	2.92	—	—	—
2017	Three-Way Collars	NYMEX HH	210,000	—	2.54	2.96	3.62
2017	Swaps	NYMEX HH	110,000	3.16	—	—	—
2017	Two-Way Collars	NYMEX HH	70,000	—	—	2.93	3.32
2018	Three-Way Collars	NYMEX HH	70,000	—	2.50	2.80	3.76

(1)
We traditionally enter into a hedge contract term of one year. For 2017 we have entered into various derivative hedging arrangements with a contract term of six months resulting in non-uniform annual volumes and weighted average prices.

(2)	We have entered into certain derivative contracts (swaptions), which give counterparties the option to extend with similar terms for an additional 6-month or 12-month period.

Fair Value Amounts and Gains and Losses on Derivative Instruments   The fair values of derivative instruments in our consolidated balance sheets were as follows:

Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(millions)
Commodity Derivative Instruments	Current Assets	$—	Current Assets	$582	Current Liabilities	$102	Current Liabilities	$—
	Noncurrent Assets	—	Noncurrent Assets	10	Noncurrent Liabilities	14	Noncurrent Liabilities	—
Total		$—		$592		$116		$—

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

The effect of derivative instruments on our consolidated statements of operations was as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil	$(499)	$(844)	$(34)
Natural Gas	(70)	(147)	5
NGLs (1)	—	(18)	—
Total Cash Received in Settlement of Commodity Derivative Instruments	(569)	(1,009)	(29)
Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments
Crude Oil	582	423	(863)
Natural Gas	126	65	(84)
NGLs (1)	—	20	—
Total Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments	708	508	(947)
Loss (Gain) on Commodity Derivative Instruments
Crude Oil	83	(421)	(897)
Natural Gas	56	(82)	(79)
NGLs (1)	—	2	—
Total Loss (Gain) on Commodity Derivative Instruments	$139	$(501)	$(976)

(1)	Amounts for NGLs relate to commodity derivative instruments, acquired in the Rosetta Merger, which expired as of December 31, 2015.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 9. Asset Retirement Obligations
Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in asset retirement obligations were as follows:

	Year Ended December 31,
(millions)	2016	2015
Asset Retirement Obligations, Beginning Balance	$989	$751
Liabilities Incurred	21	67
Liabilities Settled	(120)	(38)
Revision of Estimate	(3)	166
Accretion Expense	48	43
Asset Retirement Obligations, Ending Balance	$935	$989
Year Ended December 31, 2016 Liabilities incurred were due to new wells and facilities placed into service for onshore US, deepwater Gulf of Mexico, and offshore Israel.
Liabilities settled were related to wells and facilities permanently abandoned at the end of their useful lives and to assets sold. Settlements included $65 million related to abandonment of deepwater Gulf of Mexico properties, $49 million related to onshore US properties abandoned or sold, $5 million related to offshore Israel properties and $1 million related to the North Sea.
Year Ended December 31, 2015 Liabilities incurred were due to new wells and facilities and included $22 million for onshore US, $16 million for deepwater Gulf of Mexico and $29 million for properties acquired in the Rosetta Merger.
We settled liabilities of $23 million for the DJ Basin, $2 million for deepwater Gulf of Mexico and $13 million for the North Sea.
Revisions were primarily due to changes in estimated costs for future abandonment activities and acceleration of timing of abandonment and included $96 million for the DJ Basin, $48 million for Eastern Mediterranean, $35 million for deepwater Gulf of Mexico, and decreases of $10 million for Equatorial Guinea and $3 million for other onshore US developments.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 10. Long-Term Debt
Our debt consists of the following:

	December 31, 2016		December 31, 2015
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due August 27, 2020	$—	—	$—	—
Noble Midstream Revolving Credit Facility, due September 20, 2021	—	—	—	—
Capital Lease and Other Obligations	375	—	403	—
Term Loan Facility, due January 6, 2019	550	2.01%	—	—
8.25% Senior Notes, due March 1, 2019	1,000	8.25%	1,000	8.25%
5.625% Senior Notes, due May 1, 2021 (1)	379	5.63%	693	5.63%
4.15% Senior Notes, due December 15, 2021	1,000	4.15%	1,000	4.15%
5.875% Senior Notes, due June 1, 2022 (1)	18	5.88%	597	5.88%
7.25% Senior Notes, due October 15, 2023	100	7.25%	100	7.25%
5.875% Senior Notes, due June 1, 2024 (1)	8	5.88%	499	5.88%
3.90% Senior Notes, due November 15, 2024	650	3.90%	650	3.90%
8.00% Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
6.00% Senior Notes, due March 1, 2041	850	6.00%	850	6.00%
5.25% Senior Notes, due November 15, 2043	1,000	5.25%	1,000	5.25%
5.05% Senior Notes, due November 15, 2044	850	5.05%	850	5.05%
7.25% Senior Debentures, due August 1, 2097	84	7.25%	84	7.25%
Total	$7,114		$7,976
Unamortized Discount	(23)		(24)
Unamortized Premium (2)	17		113
Unamortized Debt Issuance Costs	(34)		(36)
Total Debt, Net of Discount	$7,074		$8,029
Less Amounts Due Within One Year
Capital Lease and Other Obligations	(63)		(53)
Long-Term Debt Due After One Year	$7,011		$7,976

(1)	Represents senior notes assumed in the Rosetta Merger. See Note 3. Acquisitions, Divestitures and Merger.

(2)	Debt premium is attributable to senior notes assumed in the Rosetta Merger.
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
Revolving Credit Facility  On August 27, 2015, we amended our $4.0 billion Revolving Credit Facility to extend the maturity date to August 27, 2020. We periodically borrow amounts for working capital purposes.
Our Revolving Credit Facility (i) provides for facility fee rates that range from 10 basis points to 25 basis points per year depending upon our credit rating, (ii) includes sub-facilities for short-term loans and letters of credit up to an aggregate amount of $500 million under each sub-facility and (iii) provides for interest rates that are based upon the Eurodollar rate plus a margin that ranges from 90 basis points to 150 basis points depending upon our credit rating.
The Credit Agreement requires that our total debt to capitalization ratio (as defined in the Credit Agreement), expressed as a percentage, not exceed 65% at any time. A violation of this covenant could result in a default under the Credit Agreement, which would permit the participating banks to restrict our ability to access the Revolving Credit Facility and require the immediate repayment of any outstanding advances under the Revolving Credit Facility. As of December 31, 2016, we were in compliance with our debt covenants.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

The Revolving Credit Facility is available for general corporate purposes. Certain lenders that are a party to the Credit Agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
Noble Midstream Services Revolving Credit Facility On September 20, 2016, Noble Midstream Services LLC, a subsidiary of Noble Midstream Partners, entered into a credit agreement for a $350 million revolving credit facility (Noble Midstream Revolving Credit Facility). The Noble Midstream Revolving Credit Facility has a five year maturity and includes a letter of credit sublimit of up to $100 million for issuances of letters of credit. The borrowing capacity on the Noble Midstream Revolving Credit Facility may be increased by an additional $350 million subject to certain conditions and is available to fund working capital and to finance acquisitions and other capital expenditures of Noble Midstream Partners.
Borrowings by Noble Midstream Services under the Noble Midstream Revolving Credit Facility bear interest at a rate equal to an applicable margin plus, at Noble Midstream Service's option, either:

•
in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the greater of the federal funds rate or the overnight bank funding rate, plus 0.5% and (3) the LIBOR for an interest period of one month plus 1.00%; or

•	in the case of London interbank offered rate (LIBOR) borrowings, the offered rate per annum for deposits of dollars for the applicable interest period.
The Noble Midstream Revolving Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated leverage ratio to consolidated adjusted earnings before interest expense, income taxes, depreciation, depletion, and amortization (EBITDA) and (2) consolidated interest coverage ratio (each covenant as described in the Noble Midstream Revolving Credit Facility). All obligations of Noble Midstream Services, as the borrower under the Noble Midstream Revolving Credit Facility, are guaranteed by Noble Midstream Partners and all wholly-owned material subsidiaries of Noble Midstream Partners. Debt issuance costs associated with this facility were de minimis.
Term Loan Agreement and Completed Tender Offers On January 6, 2016, we entered into a term loan agreement (Term Loan Facility) with Citibank, N.A., as administrative agent, Mizuho Bank, Ltd., as syndication agent, and certain other financial institutions party thereto, which provides for a three-year term loan facility for a principal amount of $1.4 billion. Provisions of the Term Loan Facility are consistent with those in the Revolving Credit Facility. Borrowings under the Term Loan Facility may be prepaid prior to maturity without premium. The Term Loan Facility accrues interest, at our option, at either (a) a base rate equal to the highest of (i) the rate announced by Citibank, N.A., as its prime rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) a LIBOR plus 1.0%, plus a margin that ranges from 10 basis points to 75 basis points depending upon our credit rating, or (b) a LIBOR, plus a margin that ranges from 100 basis points to 175 basis points depending upon our credit rating. The interest rate for our Term Loan Facility is 2.01% as of December 31, 2016.
In connection with the Term Loan Facility, we launched cash tender offers for the 5.875% Senior Notes due June 1, 2024, 5.875% Senior Notes due June 1, 2022 and 5.625% Senior Notes due May 1, 2021, all of which were assumed in the Rosetta Merger. The borrowings under the Term Loan Facility were used solely to fund the tender offers. Approximately $1.4 billion of notes were validly tendered and accepted by us, with a corresponding amount borrowed under the new Term Loan Facility. As a result, we recognized a gain of $80 million which is reflected in other operating (income) expense, net in our consolidated statements of operations.
In fourth quarter 2016, we prepaid $850 million of borrowings under our Term Loan Facility from cash on hand.
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

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Annual Debt Maturities  Annual maturities of outstanding debt, excluding capital lease payments, are as follows:

(millions)	Debt Principal Payments
December 31, 2016
2017	$—
2018	—
2019	1,550
2020	—
2021	1,379
Thereafter	3,810
Total	$6,739

Note 11. Income Taxes
Components of income (loss) from operations before income taxes are as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Domestic	$(1,859)	$(2,338)	$282
Foreign	87	119	1,428
Total	$(1,772)	$(2,219)	$1,710
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
(millions)	2016	2015	2014
Current Taxes
Federal	$(4)	$(1)	$19
State	5	—	1
Foreign	196	107	208
Total Current	$197	$106	$228
Deferred Taxes
Federal	$(784)	$216	$237
State	(24)	(5)	13
Foreign	(176)	(95)	18
Total Deferred	$(984)	$116	$268
Total Income Tax Provision (Benefit) Attributable to Noble Energy	$(787)	$222	$496
Effective Tax Rate	44.4%	(10.0)%	29.0%

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
(percentages)	2016	2015	2014
Federal Statutory Rate	35.0%	35.0%	35.0%
Effect of
Earnings of Equity Method Investees	1.0	0.6	(3.3)
Noncontrolling Interests	0.4	—	—
Foreign Rate Change	1.6	—	—
State Taxes, Net of Federal Benefit	1.3	0.3	0.8
Difference Between US and Foreign Rates	(0.1)	2.6	(14.2)
Foreign Exploration Loss	0.1	2.7	—
Change in Valuation Allowance	(2.0)	—	1.9
Oil Profits Tax - Israel	—	0.1	0.2
Tax Contingency	0.2	0.4	0.1
Accumulated Undistributed Foreign Earnings	7.2	(37.7)	8.2
Goodwill Impairment	—	(12.3)	—
Other, Net	(0.3)	(1.7)	0.3
Effective Rate	44.4%	(10.0)%	29.0%
Deferred tax assets and liabilities resulted from the following:

	December 31,
(millions)	2016	2015
Deferred Tax Assets
Loss Carryforwards	$474	$468
Employee Compensation and Benefits	150	151
Other	49	81
Total Deferred Tax Assets	$673	$700
Valuation Allowance - Foreign Loss Carryforwards	(242)	(206)
Net Deferred Tax Assets	$431	$494
Deferred Tax Liabilities
Mark to Market of Commodity Derivative Instruments	44	(128)
Accumulated Undistributed Foreign Earnings	(240)	(368)
Property, Plant and Equipment, Principally Due to Differences in Depreciation, Amortization, Lease Impairment and Abandonments	(2,054)	(2,824)
Total Deferred Tax Liability	$(2,250)	$(3,320)
Net Deferred Tax Liability	$(1,819)	$(2,826)
Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(millions)	2016	2015
Deferred Income Tax Liability - Current	$—	$—
Deferred Income Tax Liability - Noncurrent	(1,819)	(2,826)
Net Deferred Tax Liability	$(1,819)	$(2,826)

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Deferred Tax Assets   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdictions during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2016. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.
The valuation allowance on the deferred tax assets associated with foreign loss carryforwards totaled $242 million in 2016 and $206 million in 2015. The changes to the valuation allowance for the loss carryforwards between periods were attributable to changes in losses on projects in new venture activities which are not yet commercial.
During 2015, as a result of cash repatriation, we released a valuation allowance of $60 million on our foreign tax credits.
Rosetta Merger On July 20, 2015, we completed the Rosetta Merger. For federal income tax purposes, the merger qualified as a tax free merger and we acquired carryover tax basis in Rosetta’s assets and liabilities. Rosetta had a net deferred tax asset resulting from its federal net operating loss (NOL) estimated at $681 million through the date of acquisition. The merger resulted in a change of control for federal income tax purposes, and the NOL’s usage will be subject to an annual limitation in part based on Rosetta’s value at the date of the merger. We anticipate full utilization of the total NOL prior to its expiration.
Accumulated Undistributed Earnings of Foreign Subsidiaries  Our foreign subsidiaries’ undistributed earnings of approximately $1.6 billion at December 31, 2016 are no longer considered to be indefinitely reinvested outside the US and, during 2016, we recorded a $128 million deferred tax benefit to reduce the deferred tax liability recorded at the end of 2015, net of estimated foreign tax credits. In 2015, we changed our indefinite reinvestment assertion (APB 23 assertion) based on the continued and prolonged decline in global commodity prices and an evaluation of our operations’ anticipated capital requirements and projected foreign cash positions given the adoption of the Israel Natural Gas Framework in December 2015. The actual tax impact upon distribution would depend on our tax positions at the time of repatriation and could be significantly different from this estimate.
Effective Tax Rate  Our effective tax rate increased in 2016 as compared with 2015 primarily due to adjustments to deferred taxes for removal of the APB 23 assertion, as noted above, decreased earnings in foreign jurisdictions with rates that vary from the US statutory rate, a decrease in the Israeli income tax rate, as well as the 2015 impact of foreign dividend repatriation and goodwill impairment.
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
Changes in Israeli Tax Law  Effective January 2016, the Israeli government decreased the corporate income tax rate from 26.5% to 25%, and in December 2016 announced a further rate decrease to 24% effective January 2017. The change decreased the deferred tax expense for 2016 by $30 million.
Unrecognized Tax Benefits   We file a consolidated income tax return in the US federal jurisdiction, and we file income tax returns in various states and foreign jurisdictions. Our income tax returns are routinely audited by the applicable revenue authorities, and provisions are made in the financial statements for differences between positions taken in tax returns and amounts recognized in the financial statements in anticipation of audit results.
In our major tax jurisdictions, the earliest years remaining open to examination are: US - 2013, Equatorial Guinea - 2011 and Israel - 2015.
Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

A reconciliation of our beginning and ending amounts of unrecognized tax benefits follows:

(millions)	Twelve Months Ended December 31, 2016
Unrecognized Tax Benefits, Beginning Balance	$8
Additions for Tax Positions Related to Current Year	—
Additions for Tax Positions of Prior Years	—
Reductions for Tax Positions of Prior Years	(3)
Settlements	(2)
Unrecognized Tax Benefits, Ending Balance	$3
Unrecognized tax benefits which would impact our effective tax rate if recognized were approximately $3 million as of December 31, 2016. The changes to our unrecognized tax benefits during 2016 primarily resulted from changes in various foreign tax return filings, positions and audit settlements. The adjustments to our reserves for uncertain tax positions had a de minimis impact on our net income.
During 2016, we recognized and accrued a de minimis amount of interest and no penalties.
We expect that our unrecognized tax benefits will continue to change due to the settlement of audits and the expiration of statutes of limitation during the next twelve months; however, we do not anticipate any such change to have a significant impact on our results of operations, financial position or cash flows.
Note 12. Stock-Based and Other Compensation Plans
We recognized total stock-based compensation expense as follows:

	Year Ended December 31,
(millions)	2016	2015	2014
Stock-Based Compensation Expense Included in
General and Administrative Expense	$62	$50	$63
Exploration Expense and Other	15	36	24
Total Stock-Based Compensation Expense	$77	$86	$87
Tax Benefit Recognized	$(27)	$(30)	$(31)
Stock Option and Restricted Stock Plans  Our stock option and restricted stock plans are described below.
1992 Stock Option and Restricted Stock Plan  Under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan, as amended (the 1992 Plan), the Compensation, Benefits and Stock Option Committee of the Board of Directors (the Committee) may grant stock options and stock appreciation rights and award restricted stock and cash awards to our officers or other employees and those of our subsidiaries. The maximum number of shares that may be granted under the 1992 Plan is 77,400,000 shares of common stock. At December 31, 2016, 27,581,280 shares of our common stock were reserved for issuance, including 13,059,725 shares available for future grants and awards, under the 1992 Plan.
Stock options are issued with an exercise price equal to the fair market value of our common stock on the date of grant, and are subject to such other terms and conditions as may be determined by the Committee. Unless granted by the Committee for a shorter term, the options expire 10 years from the grant date. Option grants generally vest ratably over a three-year period.
Restricted stock awards made under the 1992 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Committee. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the 1992 Plan, the recipient of restricted stock would be the record owner of the shares and have all the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The dividends or other distributions pertaining to the restricted shares will be held by the Company until the restriction period ends and the shares vest or forfeit. If the restricted shares forfeit, then the recipient shall not be entitled to receive the dividend or distribution which will transfer to the Company. Restricted stock awards with a time-vested restriction vest over a two or three year period. Restricted stock awards with a performance-vested restriction cliff vest after a three year period if the Company achieves certain levels of total shareholder return relative to a pre-determined industry peer group.
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

shares of our common stock that may be issued under the 2015 Plan is 708,996. At December 31, 2016, 705,615 shares of our common stock were reserved for issuance including 563,075 shares available for future grants and awards, under the 2015 Plan.
2005 Stock Plan for Non-Employee Directors  The 2005 Stock Plan for Non-Employee Directors of Noble Energy, Inc., as amended (the 2005 Plan) provides for grants of stock options and awards of restricted stock to our non-employee directors. At December 31, 2016, 404,865 shares of our common stock were reserved for issuance in accordance with the 2005 Plan; however, the 2005 Plan was terminated in 2015, and no additional options can be granted thereunder. Options were issued with an exercise price equal to the market price of our common stock on the date of grant and may be exercised one year after the date of grant. Unless granted by the Board of Directors for a shorter term, the options expire 10 years from the date of grant.
Stock Option Grants  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes-Merton option valuation model that used the assumptions described below:

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

The assumptions used in valuing stock options granted were as follows:

	Year Ended December 31,
(weighted averages)	2016	2015	2014
Expected Term (in Years)	6.3	6.0	5.9
Expected Volatility	32.4%	32.6%	35.1%
Risk-Free Rate	1.6%	1.4%	1.8%
Expected Dividend Yield	0.7%	1.2%	1.1%
Weighted Average Grant-Date Fair Value	$10.10	$13.93	$20.31
Stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2015	14,571,012	$44.59
Granted	2,441,042	31.66
Exercised	(954,898)	25.96
Forfeited	(968,294)	47.27
Outstanding at December 31, 2016	15,088,862	$43.49	5.4	$40
Exercisable at December 31, 2016	10,999,318	$44.54	4.3	$26
The total intrinsic value of options exercised was $10 million in 2016, $7 million in 2015, and $58 million in 2014.
As of December 31, 2016, $26 million of compensation cost related to unvested stock options granted under the Plans remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.3 years. We issue new shares of our common stock to settle option exercises. Dividends are not paid on unexercised options.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Restricted Stock Awards   Awards of time-vested restricted stock (shares subject to service conditions) are valued at the price of our common stock at the date of award. The fair value of the market based restricted stock awards was estimated on the date of award using a Monte Carlo valuation model that uses the assumptions in the following table. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility represents the extent to which our stock price is expected to fluctuate between now and the award’s anticipated term. We use the historical volatility of Noble Energy common stock for the three-year period ended prior to the date of award. The risk-free rate is based on a three-year period for U.S. Treasury securities as of the year ended prior to the date of award.
The assumptions used in valuing market based restricted stock awards granted were as follows:

	Year Ended December 31,
	2016	2015
Number of Simulations	500,000	500,000
Expected Volatility	38%	30%
Risk-Free Rate	1.0%	0.8%
Restricted stock activity was as follows:

	Subject to Time Vesting		Subject to Market Conditions
	Number of Shares	Weighted Average Award Date Fair Value	Number of Shares	Weighted Average Award Date Fair Value
		(per share)		(per share)
Outstanding at December 31, 2015	1,019,470	$45.55	1,929,922	$28.50
Awarded	898,916	31.67	363,256	24.80
Vested	(421,227)	52.50	(340,410)	42.71
Forfeited	(125,379)	35.54	(449,776)	37.86
Outstanding at December 31, 2016	1,371,780	$36.37	1,502,992	$27.43
The total fair value of restricted stock that vested was $24 million in 2016, $62 million in 2015, and $50 million in 2014.
The weighted average award-date fair value of restricted stock awarded was $29.99 per share in 2016, $35.53 per share in 2015, and $41.22 per share in 2014.
As of December 31, 2016, $32 million of compensation cost related to all of our unvested restricted stock awarded under the Plans remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.3 years years. Common stock dividends accrue on restricted stock awards and are paid upon vesting. We issue new shares of our common stock when awarding restricted stock.
Cash-Settled Awards On February 1, 2016, we issued cash-settled awards to certain employees under the 1992 Plan in lieu of a portion of restricted stock and stock options. We issued approximately one million awards (so called phantom units, the nomenclature used in accounting literature), a portion of which are subject to the Company's achievement of certain levels of total shareholder return relative to a pre-determined industry peer group. The fair value of the market based phantom unit awards was estimated on the date of award using a Monte Carlo valuation model based on the assumptions below.
These phantom units represent a hypothetical interest in the Company, and, once vested, are settled in cash. The phantom unit value at vesting will equal the lesser of the fair market value of a share of common stock of the Company as of the vesting date (2-year cliff vesting for officers and 3-year cliff vesting for non-officers) or up to four times the fair market value of a share of common stock of the Company, which was $31.65, as of the grant date.
As of December 31, 2016, we had accrued a liability of $9 million related to the phantom units.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

The assumptions used in valuing market based phantom units awarded were as follows:

Year Ended December 31,
2016
Number of Simulations	500,000
Expected Volatility	38%
Risk-Free Rate	0.9%
Phantom unit activity was as follows:

	Subject to Time Vesting		Subject to Market Conditions
	Number of Units	Weighted Average Award Date Fair Value	Number of Units	Weighted Average Award Date Fair Value
		(per share)		(per share)
Outstanding at December 31, 2015	—	$—	—	$—
Awarded	791,000	31.65	218,180	6.82
Vested	(2,501)	31.65	—	—
Forfeited	(76,410)	31.65	(8,676)	6.82
Outstanding at December 31, 2016	712,089	$31.65	209,504	$6.82
As of December 31, 2016, $18 million of compensation cost related to phantom units remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of phantom units that vested in 2016 was de minimis. Common stock dividends accrue on phantom units and will be paid upon vesting.
Other Compensation Plans
401(k) Plan   We sponsor a 401(k) savings plan. All regular employees are eligible to participate. We make contributions to match employee contributions up to the first 6% of compensation deferred into the plan, and certain profit sharing contributions for employees hired on or after May 1, 2006, based upon their ages and salaries. We made cash contributions of $32 million in 2016, $35 million in 2015, and $26 million in 2014.
As a result of the termination of the pension plan, employees who were hired prior to May 1, 2006 became eligible to receive profit sharing contributions effective January 1, 2014. In addition, certain of these employees are eligible to receive transition contributions related to the termination of the plan.
Deferred Compensation Plan   We have a non-qualified deferred compensation plan for which participant-directed investments are held in a rabbi trust and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Participants in that nonqualified deferred compensation plan may elect to receive distributions in either cash or shares of our common stock. Components of that rabbi trust are as follows:

	December 31,
(millions, except share amounts)	2016	2015
Rabbi Trust Assets
Mutual Fund Investments	$62	$63
Noble Energy Common Stock (at Fair Value)	26	35
Total Rabbi Trust Assets	$88	$98
Liability Under Related Deferred Compensation Plan	$88	$98
Number of Shares of Noble Energy Common Stock Held by Rabbi Trust	671,269	872,277
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
Approximately 600,000 shares, or 89%, of our common stock held in respect of one nonqualified deferred compensation plan at December 31, 2016 were attributable to a member of our Board of Directors. The shares are being distributed in equal installments over the next three years. Distributions of 200,000 shares were made in 2016, 200,000 shares in 2015 and 200,000 shares in 2014. In addition, plan participants sold 1,009 shares of our common stock in 2016, 1,009 shares in 2015, and 19,049 shares in 2014. Proceeds were invested in mutual funds and/or distributed to plan participants. Distributions to plan participants were valued at $22 million in 2016, $18 million in 2015 and $22 million in 2014.
All fluctuations in market value of the deferred compensation liability have been reflected in other non-operating (income) expense, net in the consolidated statements of operations. We recognized deferred compensation expense (income) of $11 million in 2016, $(12) million in 2015 and $(25) million in 2014.
We also maintain other nonqualified deferred compensation plans for the benefit of certain of our employees. Deferred compensation liabilities of $121 million and $119 million were outstanding at December 31, 2016 and 2015, respectively, under those other plans.
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
Stock-Based Compensation Liability A portion of the value of the liability associated with our phantom unit plan is dependent upon the fair value of Noble Energy common stock as of the end of each reporting period. See Note 12. Stock-Based and Other Compensation Plans.
Deferred Compensation Liability   The value is dependent upon the fair values of mutual fund investments and shares of our common stock held in a rabbi trust. See Mutual Fund Investments above.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
(millions)	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Adjustment (2)		Fair Value Measurement
December 31, 2016
Financial Assets
Mutual Fund Investments	$71	$—	$—	$—		$71
Commodity Derivative Instruments	—	5	—	(5)		—
Financial Liabilities
Commodity Derivative Instruments	—	(121)	—	5		(116)
Portion of Deferred Compensation Liability Measured at Fair Value	(88)	—	—	—		(88)
Stock Based Compensation Liability Measured at Fair Value	(9)	—	—	—	—	(9)
December 31, 2015
Financial Assets
Mutual Fund Investments	$90	$—	$—	$—		$90
Commodity Derivative Instruments	—	600		(8)		592
Financial Liabilities
Commodity Derivative Instruments	—	(8)	—	8		—
Portion of Deferred Compensation Liability Measured at Fair Value	(98)	—	—	—		(98)

(1)	See Note 1. Summary of Significant Accounting Policies - Fair Value Measurements for a description of the fair value hierarchy.

(2)	Amount represents the impact of netting clauses within our master agreements that allow us to net cash settle asset and liability positions with the same counterparty.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Certain assets and liabilities are measured at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:
Asset Impairments In 2016, 2015 and 2014, we determined that the carrying amounts of certain oil and gas assets were not recoverable from future cash flows and, therefore, were impaired. The assets were reduced to their estimated fair values as noted below.
Inventory Impairment In 2016 and 2015, we determined that the carrying amount of certain of our materials and supplies inventory was greater than its net realizable value or not recoverable from future cash flows. These assets were, therefore, adjusted as noted below.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Information about the impaired assets is as follows:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Net Book Value (2)	Total Pre-tax (Non-cash) Impairment Loss
(millions)
Year Ended December 31, 2016
Impaired Oil and Gas Properties	$—	$—	$—	$92	$92
Impaired Materials and Supplies Inventory	—	—	91	105	14
Year Ended December 31, 2015
Impaired Oil and Gas Properties	—	—	752	1,285	533
Impaired Materials and Supplies Inventory	—	—	61	81	20
Year Ended December 31, 2014
Impaired Oil and Gas Properties	—	—	100	600	500

(1)	See Note 1. Summary of Significant Accounting Policies - Fair Value Measurements for a description of the fair value hierarchy.

(2)	Amount represents net book value at the date of assessment.
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
Our Term Loan Facility is variable-rate, non-public debt. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates.  See Note 10. Long-Term Debt.
Fair value information regarding our debt is as follows:

	December 31, 2016		December 31, 2015
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt, Net (1)	$6,699	$7,112	$7,626	$7,105

(1)	Net of unamortized discount, premium and debt issuance costs and excludes capital lease and other obligations.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 14. Earnings (Loss) Per Share Attributable to Noble Energy
Noble Energy's basic earnings (loss) per share of common stock is computed by using net income (loss) attributable to Noble Energy divided by the weighted average number of shares of Noble Energy common stock outstanding during each period. The diluted earnings (loss) per share of common stock includes the effect of outstanding stock options, shares of restricted stock, or shares of our common stock held in a rabbi trust (when dilutive). The following table summarizes the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
(millions, except per share amounts)	2016	2015	2014
Net Income (Loss) Attributable to Noble Energy	$(998)	$(2,441)	$1,214
Earnings Adjustment from Assumed Conversion of Dilutive Shares of Common Stock in Rabbi Trust (1)	—	—	(17)
Net Income (Loss) Used for Diluted Earnings (Loss) Per Share Calculation	$(998)	$(2,441)	$1,197

Weighted Average Number of Shares Outstanding, Basic(2)	430	402	361
Incremental Shares From Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust(1)	—	—	6
Weighted Average Number of Shares Outstanding, Diluted	430	402	367
Earnings (Loss) Attributable to Noble Energy Per Share, Basic	$(2.32)	$(6.07)	$3.36
Earnings (Loss) Attributable to Noble Energy Per Share, Diluted	(2.32)	(6.07)	3.27

Additional Information
Number of antidilutive stock options, shares of restricted stock and shares of common stock in rabbi trust excluded from calculation above	14	10	3
Weighted average option exercise price per share	$45.69	$52.39	$60.30

(1)
For the years ended December 31, 2016 and 2015, all outstanding options and non-vested restricted shares have been excluded from the calculation of diluted earnings (loss) per share as Noble Energy incurred a loss. Therefore, inclusion of outstanding options and non-vested restricted shares in the calculation of diluted earnings (loss) per share would be anti-dilutive.

Consistent with GAAP, when dilutive, deferred compensation gains or losses, net of tax, are excluded from net income while our common shares held in the rabbi trust are included in the diluted share count. For this reason, the diluted earnings (loss) per share calculation for the year ended December 31, 2014 excludes deferred compensation gains, net of tax.

(2)
The weighted average number of shares outstanding for the year ended December 31, 2015 includes the weighted average shares of common stock issued in connection with the underwritten public offering of 24.15 million shares of Noble Energy common stock in first quarter 2015 and issued in connection with the exchange of approximately 41 million shares for all outstanding shares of Rosetta common stock on July 20, 2015.

Note 15. Segment Information
We have operations throughout the world and manage our operations by region. The following information is grouped into four components that are all primarily in the business of crude oil, natural gas and NGL exploration, development, production and acquisition: the United States (which includes consolidated accounts of Noble Midstream Partners); West Africa (Equatorial Guinea, Cameroon, Gabon and Sierra Leone (which we exited in second quarter 2015)); Eastern Mediterranean (Israel and Cyprus); and Other International and Corporate. Other International includes the Falkland Islands, Suriname, the North Sea, China (through June 2014), Nicaragua (which we exited first quarter 2015) and new ventures. Net income (loss) before income taxes for the US and West Africa includes gains and losses on commodity derivative instruments.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l & Corporate
Year Ended December 31, 2016
Revenues from Third Parties (1)	$3,389	$2,416	$540	$433	$—
Income from Equity Method Investees	102	52	—	50	—
Total Revenues	3,491	2,468	540	483	—
Exploration Expense	925	245	34	483	163
DD&A	2,454	2,122	81	205	46
Asset Impairments	92	—	88	—	4
Loss on Commodity Derivative Instruments	139	126	—	13	—
Income (Loss) Before Income Taxes	(1,772)	(1,052)	543	(338)	(925)
Equity Method Investments	400	183	—	217	—
Additions to Long-Lived Assets	1,526	1,359	88	54	25
Total Assets at End of Year (2)	21,011	17,029	2,233	1,479	270
Year Ended December 31, 2015
Revenues from Third Parties (1)	$3,093	$2,011	$497	$580	$5
Income from Equity Method Investees	90	51	—	39	—
Total Revenues	3,183	2,062	497	619	5
Exploration Expense	488	203	12	46	227
DD&A	2,131	1,692	70	326	43
Asset Impairments	533	158	36	339	—
Goodwill Impairment	779	779	—	—	—
Gain on Commodity Derivative Instruments	(501)	(347)	—	(154)	—
Income (Loss) Before Income Taxes	(2,219)	(1,553)	306	(77)	(895)
Equity Method Investments	453	226	—	227	—
Additions to Long-Lived Assets	3,062	2,534	147	124	257
Goodwill at End of Year (3)	—	—	—	—	—
Total Assets at End of Year (2)	24,196	18,831	2,677	2,299	389
Year Ended December 31, 2014
Revenues from Third Parties (1)	$4,945	$3,189	$479	$1,177	$100
Income from Equity Method Investees	170	9	—	161	—
Total Revenues	5,115	3,198	479	1,338	100
Exploration Expense	498	268	17	26	187
DD&A	1,759	1,318	63	299	79
Asset Impairments	500	392	14	—	94
Gain on Divestitures	(73)	(34)	—	—	(39)
Loss on Commodity Derivative Instruments	(976)	(604)	—	(372)	—
Income (Loss) Before Income Taxes	1,710	1,150	284	1,222	(946)
Equity Method Investments	325	82	—	223	20
Additions to Long-Lived Assets	5,152	4,389	201	261	301
Goodwill at End of Year (3)	620	620	—	—	—
Total Assets at End of Year (2)	22,518	16,365	2,806	2,763	584
(1) Revenues from third parties for all foreign countries, in total, were $973 million in 2016, $1.1 billion in 2015 and $1.8 billion 2014.
(2) Long-lived assets located in all foreign countries, in total, were $3.0 billion, $3.9 billion, and $4.4 billion at December 31, 2016, 2015, and 2014, respectively.
(3) As of December 31, 2015, our goodwill was fully impaired. See Note 1. Summary of Significant Accounting Policies.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 16. Concentration of Risk
Concentration of Market Risk  The largest single non-affiliated purchasers of our production were as follows:

	Percentage of Crude Oil Sales	Percentage of Total Oil, Gas & NGL Sales
Year Ended December 31, 2016
Glencore Energy UK Ltd	22%	12%
Shell (1)	24%	13%
Year Ended December 31, 2015
Glencore Energy UK Ltd	30%	18%
Shell (1)	18%	11%
Year Ended December 31, 2014
Glencore Energy UK Ltd	32%	22%
Shell (1)	15%	10%

(1)	Includes sales to Shell Trading (US) Company and/or Shell International Trading and Shipping Limited.
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
Our accounts receivable reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less. We continually monitor the creditworthiness of the counterparties, some of which are not as creditworthy as we are and may experience liquidity problems. We have obtained credit enhancements from some parties, including one of our significant crude oil purchasers, in the way of parental guarantees or letters of credit. However, we do not have all of our trade credit or joint interest receivables protected through guarantees or credit support. Nonperformance by a trade creditor or joint venture partner could result in losses.
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

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 17. Additional Shareholders’ Equity Information
Activity in shares of our common stock and treasury stock was as follows:

	Year Ended December 31,
	2016	2015
Common Stock Shares Issued
Shares, Beginning of Period	469,718,512	402,329,325
Exercise of Common Stock Options	954,898	343,145
Restricted Stock Awards, Net of Forfeitures	687,017	1,847,802
Public Equity Offering	—	24,150,000
Shares Exchanged in Rosetta Merger	—	41,048,240
Shares, End of Period	471,360,427	469,718,512
Treasury Stock
Shares, Beginning of Period	37,925,625	37,635,890
Shares Received From Employees in Payment of Withholding Taxes Due on Vesting of Shares of Restricted Stock	236,700	490,744
Rabbi Trust Shares Distributed and/or Sold	(201,009)	(201,009)
Shares, End of Period	37,961,316	37,925,625
Equity Offering On March 3, 2015, we closed an underwritten public offering of 21 million shares of common stock, par value $0.01 per share, at a price of $47.50 per share. In addition, on March 25, 2015, we completed the issuance of an additional 3.15 million shares of common stock, par value $0.01 per share, in connection with the exercise of the option of the underwriters to purchase additional shares of common stock. The aggregate net proceeds of the offerings were approximately $1.1 billion (after deducting underwriting discounts and commissions and offering expenses).
We used approximately $150 million of the net proceeds to repay outstanding indebtedness under our Revolving Credit Facility, which had been drawn for short-term purposes on February 27, 2015. The remainder of the net proceeds was used for general corporate purposes, including the funding of our capital investment program.
In accordance with our accounting policy, we excluded the intra-quarter Revolving Credit Facility activity from gross presentation in our consolidated statements of cash flows. We use net presentation when such activity includes short maturities (i.e., less than 90 days) with quick turnover.
Accumulated Other Comprehensive Loss Accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet included:

	Accumulated Other Comprehensive Loss
(millions)	Interest Rate Cash Flow Hedges	Pension- Related and Other	Total
December 31, 2013	$(24)	$(93)	$(117)
Realized Amounts Reclassified Into Earnings	1	11	12
Unrealized Change in Fair Value	—	15	15
December 31, 2014	(23)	(67)	(90)
Realized Amounts Reclassified Into Earnings	1	62	63
Unrealized Change in Fair Value	—	(6)	(6)
December 31, 2015	(22)	(11)	(33)
Realized Amounts Reclassified Into Earnings	1	4	5
Unrealized Change in Fair Value	—	(3)	(3)
December 31, 2016	$(21)	$(10)	$(31)
All amounts in the table above are reported net of tax, using an effective income tax rate of 35%.
AOCL at December 31, 2016 included deferred losses of $21 million, net of tax, related to interest rate derivative instruments. This amount is being reclassified to earnings as an adjustment to interest expense over the term of our senior notes due March 2041.

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
The Consent Decree, which alleges violations of the Colorado Air Pollution Prevention and Control Act and Colorado’s federal approved State Implementation Plan, specifically Colorado Air Quality Control Commission Regulation Number 7, requires us to perform certain injunctive relief activities to complete mitigation projects and supplemental environmental projects (SEP), and pay a civil penalty. Costs associated with the settlement consist of $4.95 million in civil penalties which were paid in 2015. Mitigation costs of $4.5 million and SEP costs of $4 million are being expended in accordance with schedules established in the Consent Decree. Costs associated with the injunctive relief are also being expended in accordance with schedules established in the Consent Decree. During 2015 and 2016, we spent approximately $54.7 million to undertake injunctive relief at certain tank systems following the outcome of adequacy of design evaluations and certain operation and maintenance activities to handle potential peak instantaneous vapor flow rates. Future costs associated with injunctive relief are not yet precisely quantifiable as we are continually evaluating various approaches to meet the ongoing obligations of the Consent Decree.
Overall compliance with the Consent Decree has resulted in the temporary shut-in and permanent plugging and abandonment of certain wells and associated tank batteries. Consent Decree compliance could result in additional temporary shut-ins and permanent plugging and abandonment of certain wells and associated tank batteries. The Consent Decree sets forth a detailed compliance schedule with deadlines for achievement of milestones through early 2019 that may be extended depending on certain situations. The Consent Decree contains additional obligations for ongoing inspection and monitoring beyond that which is required under existing Colorado regulations.
We have concluded that the penalties, injunctive relief, and mitigation expenditures that resulted from this settlement did not have, and based on currently available information will not have, a material adverse effect on our financial position, results of operations or cash flows.
Colorado Air Compliance Order on Consent   In December 2015, we received a proposed Compliance Order on Consent from the Colorado Department of Public Health and Environment's Air Pollution Control Division (APCD) to resolve allegations of noncompliance associated with certain engines subject to various General Permit 02 conditions and/or individual permit conditions as well as certain emission control devices subject to various individual permit conditions that applied to assets currently owned and operated by both Noble Energy and Noble Midstream Services, LLC.  In May 2016, Noble Energy on behalf of itself and its wholly owned subsidiary Noble Midstream Services, LLC, on behalf of itself and its wholly owned subsidiary Colorado River DevCo LP, reached a final resolution with the APCD, which requires completion of compliance testing, modification of certain permits, payment of a civil penalty of $44,695, and an expenditure of no less than $178,780 on an approved SEP. This resolution is not believed to have a material adverse effect on our financial position, results of operations or cash flows.
Transportation and Gathering Obligations We have transportation and gathering obligations to flow Marcellus Shale natural gas production to various markets inside and outside of the Marcellus Basin. Our financial commitment for these agreements, which have remaining terms of one to 32 years, is approximately $2.1 billion, undiscounted. The agreements for firm transportation relate to services on new pipeline projects to be constructed by, and connecting to, existing and new interstate pipeline systems. The pipeline projects are expected to be complete and operational in 2017 and 2018. The commitment is included in the table below.
We also have transportation and gathering obligations to flow DJ Basin, Eagle Ford Shale, and Gulf of Mexico production to various markets. Our financial commitment for these agreements, which have remaining terms of one to 12 years, is approximately $850 million, undiscounted. The commitment is included in the table below.
Non-Cancelable Leases and Other Commitments  We hold leases and other commitments for drilling rigs, buildings, equipment and other property. Rental expense for office buildings and oil and gas operations equipment was $76 million in 2016, $84 million in 2015, and $69 million in 2014.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Notes to Consolidated Financial Statements

Minimum commitments as of December 31, 2016 consist of the following:

(millions)	Drilling, Equipment, and Purchase Obligations	Transportation and Gathering Obligations	Operating Lease Obligations	Capital Lease and Other Obligations(1)	Total
2017	$255	$250	$30	$77	$612
2018	96	312	42	79	529
2019	52	314	30	52	448
2020	27	275	28	52	382
2021	9	237	28	38	312
2022 and Thereafter	30	1,566	188	163	1,947
Total	$469	$2,954	$346	$461	$4,230

(1)	Annual lease payments, net to our interest, exclude regular maintenance and operational costs. See Note 10. Long-Term Debt.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
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
Economic producibility of reserves is dependent on the crude oil, natural gas and NGL prices used in the reserves estimate. We based our December 31, 2016, 2015, and 2014 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile and declines in crude oil, natural gas or NGL prices could result in negative reserves revisions. Production, development and abandonment costs are based on year-end economic conditions; therefore increases in these costs could also result in negative reserves revisions.
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
Third-Party Reserves Audit  We retained Netherland, Sewell & Associates, Inc. (NSAI), independent, third-party petroleum engineers, to perform a reserves audit of proved reserves as of December 31, 2016. See Items 1. and 2. Business and Properties – Proved Reserves Disclosures.
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
(Unaudited)

Proved Oil Reserves (Unaudited)  The following reserves schedule was developed by our qualified petroleum engineers and sets forth the changes in estimated quantities of proved crude oil reserves:

	Crude Oil and Condensate (MMBbls)
	United States	Equatorial Guinea	Other Int'l (1)	Total
Proved Reserves as of:
December 31, 2013	236	77	9	322
Revisions of Previous Estimates (2)	(5)	1	—	(4)
Extensions, Discoveries and Other Additions (3)	30	—	—	30
Purchase of Minerals in Place (4)	—	—	—	—
Sale of Minerals in Place (5)	—	—	(5)	(5)
Production (6)	(25)	(13)	(1)	(39)
December 31, 2014	236	65	3	304
Revisions of Previous Estimates (2)	(56)	(5)	—	(61)
Extensions, Discoveries and Other Additions (3)	42	—	—	42
Purchase of Minerals in Place (4)	65	—	—	65
Sale of Minerals in Place (5)	(2)	—	—	(2)
Production (6)	(29)	(12)	—	(41)
December 31, 2015	256	48	3	307
Revisions of Previous Estimates (2)	14	(4)	—	10
Extensions, Discoveries and Other Additions (3)	66	—	—	66
Purchase of Minerals in Place (4)	—	—	—	—
Sale of Minerals in Place (5)	(4)	—	—	(4)
Production (6)	(36)	(10)	—	(46)
December 31, 2016	296	34	3	333
Proved Developed Reserves as of
December 31, 2013	102	64	8	174
December 31, 2014	119	52	3	174
December 31, 2015	137	34	3	174
December 31, 2016	138	34	3	175
Proved Undeveloped Reserves as of
December 31, 2013	134	12	2	148
December 31, 2014	117	13	—	130
December 31, 2015	119	14	—	133
December 31, 2016	158	—	—	158

(1)	Other International includes China (through June 2014), the North Sea (through 2014) and Israel.

(2)
The 2014 US revisions were primarily associated with positive performance revisions to our Marcellus Shale program and our deepwater Gulf of Mexico Swordfish field, offset by DJ Basin negative revisions due to a revised drilling plan in response to the current commodity price environment.

The 2015 US revisions were primarily associated with negative price revisions of 70 MMBbls to our onshore programs due to a decline in the 12-month average price of crude oil, offset by positive revisions of 14 MMBbls due to producing well performance and optimized lateral lengths in the Permian Basin and Eagle Ford Shale. Equatorial Guinea revisions were associated with negative price revisions.
The 2016 US revisions associated with positive performance and/or decreases in development or operating costs included revisions of 33 MMBbls in the DJ Basin, Marcellus Shale, Permian Basin and deepwater Gulf of Mexico; partially offset by negative revisions of 19 MMBbls due to lower commodity prices. Equatorial Guinea revisions were primarily due to lower commodity prices.

(3)
The 2014 increase in US reserves included an increase of 21 MMBbls in the DJ Basin and 2 MMBbls from Marcellus Shale development as well as 7 MMBbls in the deepwater Gulf of Mexico due to sanction of the Dantzler development project.

The 2015 increase in US reserves was attributable to DJ Basin development.
The 2016 increase in US reserves primarily includes 38 MMBbls in the DJ Basin and 28 MMBbls in the Permian Basin and Eagle Ford Shale, and was associated with increased performance from our horizontal drilling programs.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

(4)	The 2015 increase is attributable to reserves acquired in the Rosetta Merger.

(5)	In 2014, we sold our China assets.
In 2015, we sold onshore US assets.
In 2016, we sold onshore US assets.

(6)	Equatorial Guinea production includes sales from the Alba LPG plant of approximately 3 MMBbl in each of the years 2016, 2015, and 2014.
See Items 1. and 2. Business and Properties – Proved Undeveloped Reserves (PUDs) and Note 3. Acquisitions, Divestitures and Merger.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

Proved Gas Reserves (Unaudited)  The following reserves schedule was developed by our qualified petroleum engineers and sets forth the changes in estimated quantities of proved natural gas reserves:

	Natural Gas and Casinghead Gas (Bcf)
	United States	Israel (1)	Equatorial Guinea	Other Int'l (2)	Total
Proved Reserves as of:
December 31, 2013	2,656	2,479	691	2	5,828
Revisions of Previous Estimates (3)	58	21	11	—	90
Extensions, Discoveries and Other Additions (4)	433	—	—	—	433
Purchase of Minerals in Place (5)	—	—	—	—	—
Sale of Minerals in Place (6)	(154)	—	—	(2)	(156)
Production	(189)	(84)	(89)	—	(362)
December 31, 2014	2,804	2,416	613	—	5,833
Revisions of Previous Estimates (3)	(705)	(20)	4	—	(721)
Extensions, Discoveries and Other Additions (4)	257	—	—	—	257
Purchase of Minerals in Place (5)	629	—	—	—	629
Sale of Minerals in Place (6)	(16)	—	—	—	(16)
Production	(258)	(92)	(83)	—	(433)
December 31, 2015	2,711	2,304	534	—	5,549
Revisions of Previous Estimates (3)	181	(3)	38	—	216
Extensions, Discoveries and Other Additions (4)	492	—	—	—	492
Purchase of Minerals in Place (5)	—	—	—	—	—
Sale of Minerals in Place (6)	(224)	(214)	—	—	(438)
Production	(322)	(103)	(86)	—	(511)
December 31, 2016	2,838	1,984	486	—	5,308
Proved Developed Reserves as of
December 31, 2013	1,212	2,046	457	2	3,717
December 31, 2014	1,459	1,973	377	—	3,809
December 31, 2015	1,813	1,879	247	—	3,939
December 31, 2016	1,817	1,600	486	—	3,903
Proved Undeveloped Reserves as of
December 31, 2013	1,444	433	234	—	2,111
December 31, 2014	1,345	443	236	—	2,024
December 31, 2015	898	425	287	—	1,610
December 31, 2016	1,021	384	—	—	1,405

(1)
In accordance with the terms of the Israel Natural Gas Framework, we are required to reduce our ownership in the Tamar field to 25% by year-end 2021. During 2016, we reduced our ownership to 32.5% through a sale.

(2)	Other International includes China.

(3)
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
The 2016 US revisions were primarily associated with positive performance and/or decreases in development or operating costs and included 167 Bcf in the Marcellus Shale and 95 Bcf in the DJ Basin, partially offset by negative commodity price revisions of 81 Bcf. Equatorial Guinea revisions are associated with positive performance revisions of 58 Bcf at the Alba field, partially offset by negative commodity price revisions of 20 Bcf.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

(4)	The 2014 increase in US reserves included an increase of 110 Bcf in the DJ Basin and 309 Bcf from Marcellus Shale development as well as 14 Bcf in the deepwater Gulf of Mexico.
The 2015 increase in US reserves included an increase of 176 Bcf in the DJ Basin and 81 Bcf from Marcellus Shale development due to positive producing well performance and optimized lateral lengths.
The 2016 increase in US reserves included positive performance revisions associated with our horizontal drilling programs including 230 Bcf in the Marcellus Shale, 185 Bcf in the DJ Basin, and 77 Bcf in the Permian Basin and Eagle Ford Shale.

(5)	The 2015 increase is attributable to reserves acquired in the Rosetta Merger.

(6)	In 2014, we sold onshore US and China assets.
In 2015, we sold onshore US assets in the DJ Basin.
In 2016, we sold onshore US assets in the DJ Basin and Eagle Ford Shale. We also executed an acreage exchange in the Marcellus Shale where we relinquished 185 Bcf, and we reduced our ownership in the Tamar field, offshore Israel.
See Items 1. and 2. Business and Properties – Proved Undeveloped Reserves (PUDs) and Note 3. Acquisitions, Divestitures and Merger.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

Proved NGL Reserves (Unaudited) The following reserves schedule was developed by our qualified petroleum engineers and sets forth the changes in estimated quantities of proved NGL reserves:

	NGLs (MMBbls)
	United States	Equatorial Guinea	Total
Proved Reserves as of:
December 31, 2013	95	18	113
Revisions of Previous Estimates	7	—	7
Extensions, Discoveries and Other Additions (2)	18	—	18
Purchase of Minerals in Place	—	—	—
Sale of Minerals in Place	—	—	—
Production (3)	(7)	(3)	(10)
December 31, 2014	113	15	128
Revisions of Previous Estimates	(37)	—	(37)
Extensions, Discoveries and Other Additions (2)	15	—	15
Purchase of Minerals in Place	100	—	100
Sale of Minerals in Place	(1)	—	(1)
Production (3)	(14)	(2)	(16)
December 31, 2015	176	13	189
Revisions of Previous Estimates (1)	16	1	17
Extensions, Discoveries and Other Additions (2)	31	—	31
Purchase of Minerals in Place (4)	4	—	4
Sale of Minerals in Place	—	—	—
Production (3)	(20)	(2)	(22)
December 31, 2016	207	12	219
Proved Developed Reserves as of
December 31, 2013	44	11	55
December 31, 2014	64	8	72
December 31, 2015	101	5	106
December 31, 2016	113	12	125
Proved Undeveloped Reserves as of
December 31, 2013	51	7	58
December 31, 2014	49	7	56
December 31, 2015	75	8	83
December 31, 2016	94	—	94

(1)
The 2015 US revisions were primarily associated with negative price revisions of 44 MMBbls related to our onshore programs due to a decline in the 12-month average price, offset by a positive revision from our Marcellus Shale program due to positive well performance.

The 2016 US revisions were primarily associated with positive performance revisions of 11 MMBbls in the Marcellus Shale and 9 MMBbls in the DJ Basin, partially offset by negative commodity price revisions of 4 MMBbls.

(2)	The 2014 additions in US reserves included an increase of 8 MMBbls in the DJ Basin and 8 MMBbls from Marcellus Shale development.
The 2015 additions included 14 MMBbls due to positive producing well performance and optimized lateral lengths in the DJ Basin.
The 2016 additions in US reserves primarily included an increase of 15 MMBbls in the DJ Basin and 14 MMBbls in the Permian Basin and Eagle Ford shale due to improved well performance and/or decreases in development or operating costs.
(3) Equatorial Guinea production represents sale from the Alba LPG plant.
(4) The 2015 increase was attributable to reserves acquired in the Rosetta Merger.
The 2016 increase was attributable to the acreage exchange in the Marcellus Shale.
See Items 1. and 2. Business and Properties – Proved Undeveloped Reserves (PUDs) and Note 3. Acquisitions, Divestitures and Merger.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

Results of Operations for Oil and Gas Producing Activities (Unaudited)  Aggregate results of operations for crude oil and natural gas producing activities are as follows:

	United States	Israel	Equatorial Guinea	Other Int'l (1)	Total
(millions)
Year Ended December 31, 2016
Revenues	$2,416	$540	$433	$—	$3,389
Production Costs (2)	992	49	118	3	1,162
Exploration Expense (3)	245	26	469	185	925
DD&A	2,122	81	205	46	2,454
Asset Impairments (4)	—	88	—	4	92
(Loss) Income before Income Taxes	(943)	296	(359)	(238)	(1,244)
Income Tax Expense (Benefit) (5)	(330)	74	(90)	—	(346)
Results of Operations (6)	$(613)	$222	$(269)	$(238)	$(898)
Year Ended December 31, 2015
Revenues	$2,011	$497	$580	$5	$3,093
Production Costs (2)	817	67	145	15	1,044
Exploration Expense	202	6	1	279	488
DD&A	1,692	70	326	43	2,131
Asset Impairments (4)	158	36	339	—	533
(Loss) Income before Income Taxes	(858)	318	(231)	(332)	(1,103)
Income Tax Expense (Benefit) (5)	(300)	84	(58)	(5)	(279)
Results of Operations (6)	$(558)	$234	$(173)	$(327)	$(824)
Year Ended December 31, 2014
Revenues	$3,189	$479	$1,177	$100	$4,945
Production Costs (2)	686	54	147	69	956
Exploration Expense	268	4	18	208	498
DD&A	1,318	63	299	79	1,759
Asset Impairments (4)	392	14	—	94	500
Income (Loss) before Income Taxes	525	344	713	(350)	1,232
Income Tax Expense (5)	184	94	178	18	474
Results of Operations (6)	$341	$250	$535	$(368)	$758

(1)	Other International includes the North Sea (through 2014), China (through June 30, 2014) and new ventures.

(2)	Production costs consist of lease operating expense, production and ad valorem taxes, transportation and gathering expense, and general and administrative expense supporting oil and gas operations.

(3)
Equatorial Guinea exploration expense includes $468 million for the write off of costs associated with certain discoveries. See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.

(4)	Asset impairments relate to certain Leviathan development concepts costs. See Note 5. Asset Impairments.

(5)
Income tax expense is based upon respective corporate statutory tax rates. During 2016, 2015, and 2014, we incurred exploration expense in currently non-commercial other international locations; therefore, no tax benefit was included in income tax expense associated with Other International as we could not conclude it was more likely than not that some portion or all of the deferred tax assets would be realized.

(6)	Results of operations exclude the mark-to-market gain or loss on commodity derivative instruments, corporate overhead and interest costs. See Note 8. Derivative Instruments and Hedging Activities.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities (Unaudited) (1)
Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	United States	Israel	Equatorial Guinea	Other Int'l (2)	Total
(millions)
Year Ended December 31, 2016
Property Acquisition Costs
Proved (3)	$—	$—	$—	$—	$—
Unproved (3)	234	—	—	—	234
Exploration Costs (4)	264	26	25	44	359
Development Costs (5)	939	109	31	—	1,079
Total Consolidated Operations	$1,437	$135	$56	$44	$1,672
Company's Share of CONE Gathering Development Costs	$8	$—	$—	$—	$8
Year Ended December 31, 2015
Property Acquisition Costs
Proved (3)	$1,613	$—	$—	$—	$1,613
Unproved (3)	1,478	—	—	2	1,480
Exploration Costs (4)	206	22	22	234	484
Development Costs (5)	2,455	104	75	10	2,644
Total Consolidated Operations	$5,752	$126	$97	$246	$6,221
Company's Share of CONE Gathering Development Costs	$104	$—	$—	$—	$104
Year Ended December 31, 2014
Property Acquisition Costs
Unproved (3)	$246	$—	$—	$3	$249
Exploration Costs (4)	485	60	61	64	670
Development Costs (5)	3,685	144	211	78	4,118
Total Consolidated Operations	$4,416	$204	$272	$145	$5,037
Company's Share of CONE Gathering Development Costs	$71	$—	$—	$—	$71

(1)	Costs incurred include capitalized and expensed items.

(2)	Other International includes the North Sea, China (through June 30, 2014) and new ventures. See Note 3. Acquisitions, Divestitures and Merger.

(3)	2016 unproved property acquisition costs relate to the termination of the Marcellus Shale joint development. See Note 3. Acquisitions, Divestitures and Merger.
2015 proved and unproved property acquisitions include amounts allocated from the Rosetta Merger. See Note 3. Acquisitions, Divestitures and Merger.
2014 unproved property acquisition costs include $68 million and $160 million related to expanding our positions in the DJ Basin and Marcellus Shale, respectively, and $16 million for deepwater Gulf of Mexico lease blocks.

(4)	2016 exploration costs include drilling and completion of $1 million in the Marcellus Shale and $44 million in the deepwater Gulf of Mexico.
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

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

(5)	Worldwide development costs include amounts spent to develop PUDs of approximately $656 million in 2016, $1.5 billion in 2015, and $2.0 billion in 2014.
US development costs include Noble Midstream Partners capital expenditures of approximately $50 million in 2016, gathering and processing assets acquired in the Rosetta Merger in 2015 and increases in asset retirement obligations of $18 million in 2016, $194 million in 2015, and $106 million in 2014.
Equatorial Guinea development costs include increases (decreases) in asset retirement obligations of $(10) million in 2015, and $34 million in 2014.
Israel development costs include increases in asset retirement obligations of $46 million in 2015, and $19 million in 2014.
Other International development costs include increases in asset retirement obligations of $2 million in 2015, and $71 million in 2014.

Capitalized Costs Relating to Oil and Gas Producing Activities (Unaudited)  Aggregate capitalized costs relating to crude oil and natural gas producing activities are as follows:

	December 31,
	2016	2015
(millions)
Unproved Oil and Gas Properties (1)	$2,197	$2,151
Proved Oil and Gas Properties (2)	28,158	29,069
Total Oil and Gas Properties	30,355	31,220
Accumulated DD&A	(12,325)	(10,439)
Net Capitalized Costs	$18,030	$20,781
Company's Share of CONE Gathering Net Capitalized Costs	$440	$433

(1)
Unproved oil and gas property cost at December 31, 2016 include previous acquisition costs of $1.2 billion related to the Eagle Ford Shale and Permian Basin properties and $758 million related to the Marcellus Shale.

Unproved oil and gas property cost at December 31, 2015 include previous acquisition costs of $1.2 billion related to the Eagle Ford Shale and Permian Basin properties and $566 million related to the Marcellus Shale. See Note 3. Acquisitions, Divestitures and Merger.

(2)	Proved oil and gas properties at December 31, 2016 include asset retirement costs of $897 million and exclude assets held for sale of $18 million.
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

	United States	Israel (1)	Equatorial Guinea	Other Int'l (2)	Total
(millions)
December 31, 2016
Future Cash Inflows (3)	$19,924	$10,159	$1,851	$—	$31,934
Future Production Costs (4)	(8,756)	(764)	(1,001)	—	(10,521)
Future Development Costs (5)	(4,813)	(725)	(83)	(100)	(5,721)
Future Income Tax Expense (6)	(941)	(4,228)	(141)	—	(5,310)
Future Net Cash Flows	5,414	4,442	626	(100)	10,382
10% Annual Discount for Estimated Timing of Cash Flows	(2,308)	(2,329)	(84)	25	(4,696)
Standardized Measure of Discounted Future Net Cash Flows	$3,106	$2,113	$542	$(75)	$5,686
December 31, 2015
Future Cash Inflows (3)	$19,099	$11,835	$2,965	$—	$33,899
Future Production Costs (4)	(8,728)	(1,128)	(1,351)	—	(11,207)
Future Development Costs (5)	(4,092)	(682)	(101)	(100)	(4,975)
Future Income Tax Expense	(837)	(5,281)	(189)	—	(6,307)
Future Net Cash Flows	5,442	4,744	1,324	(100)	11,410
10% Annual Discount for Estimated Timing of Cash Flows	(2,100)	(2,452)	(262)	32	(4,782)
Standardized Measure of Discounted Future Net Cash Flows	$3,342	$2,292	$1,062	$(68)	$6,628
December 31, 2014
Future Cash Inflows (3)	$36,352	$15,110	$7,402	$11	$58,875
Future Production Costs (4)	(10,337)	(1,829)	(2,294)	(8)	(14,468)
Future Development Costs (5)	(7,272)	(724)	(186)	(100)	(8,282)
Future Income Tax Expense	(5,448)	(2,365)	(1,075)	—	(8,888)
Future Net Cash Flows	13,295	10,192	3,847	(97)	27,237
10% Annual Discount for Estimated Timing of Cash Flows	(6,040)	(6,240)	(995)	17	(13,258)
Standardized Measure of Discounted Future Net Cash Flows	$7,255	$3,952	$2,852	$(80)	$13,979

(1)
In accordance with the Israel Natural Gas Framework, we are required to reduce our ownership in the Tamar field to 25% by year-end 2021. During 2016, we reduced our ownership to 32.5% through a sale. Therefore, 2016 amounts reflect a 32.5% working interest, while 2015 and 2014 amounts reflect a 36% working interest. See Note 3. Acquisitions, Divestitures and Merger.

(2)	Other International represents North Sea abandonment costs.

(3)	The standardized measure of discounted future net cash flows does not include cash flows relating to anticipated future methanol sales.

(4)	Production costs include lease operating expense, production and ad valorem taxes, transportation expense and general and administrative expense supporting crude oil and natural gas operations.

(5)	Future development costs include future abandonment costs for each location. See Note 9. Asset Retirement Obligations.

(6)
Future income tax expense includes the effect of statutory tax rates and the impact of tax deductions, tax credits and allowances relating to our proved reserves. For 2016 and 2015, future income tax expense for Israel also includes the effect of estimated future profit levy taxes and changes to corporate income tax rates.

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

	United States	Israel	Equatorial Guinea	Other Int'l	Total
December 31, 2016
Average Crude Oil and Condensate Price per Bbl	$37.36	$36.05	$42.45	$—	$37.87
Average Natural Gas Price per Mcf	2.07	5.07	0.27	—	3.02
Average NGL Price per Bbl	14.30	—	26.12	—	14.94
December 31, 2015
Average Crude Oil and Condensate Price per Bbl	$42.03	$48.23	$51.03	$—	$43.50
Average Natural Gas Price per Mcf	2.16	5.08	0.27	—	3.18
Average NGL Price per Bbl	14.15	—	29.92	—	15.23
December 31, 2014
Average Crude Oil and Condensate Price per Bbl	$86.88	$90.88	$97.88	$102.28	$89.27
Average Natural Gas Price per Mcf	3.99	6.14	0.27	—	4.49
Average NGL Price per Bbl	41.58	—	59.96	—	43.85
The discounted future net cash flows are computed using a 12-month average commodity price applied to our year-end quantities of proved reserves. We performed a sensitivity of our discounted future net cash flows to reflect a price reduction to our 12-month average commodity price. We estimate that a 10% per Bbl reduction in the average price of crude oil from the 12-month average price for 2016 would reduce the discounted future net cash flows before income taxes by approximately $910 million. We estimate that a 10% per Mcf reduction in the average price of natural gas from the 12-month average price for 2016 would reduce the discounted future net cash flows before income taxes by approximately $695 million.
Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil, natural gas and NGL reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.
Future development costs include amounts that we expect to spend to develop PUDs of approximately $1.1 billion in 2017, $0.9 billion in 2018 and $800 million in 2019.
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
Imbalance receivables and liabilities were as follows:

	Year Ended December 31,
	2016	2015	2014
(millions)
Imbalance Receivables (1)	$—	$34	$34
Imbalance Liabilities (1)	—	34	33

(1)	Imbalance receivables and liabilities for 2015 and 2014 related primarily to onshore US assets which were sold in 2016.

Imbalance receivables and liabilities have been excluded from the standardized measure of discounted future net cash flows for all years presented.

Table of Contents	Noble Energy, Inc.
Index to Financial Statements	Supplemental Oil and Gas Information
(Unaudited)

Sources of Changes in Discounted Future Net Cash Flows (Unaudited)  Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to proved crude oil, natural gas and NGL reserves are as follows:

	Year Ended December 31,
	2016	2015	2014
(millions)
Standardized Measure of Discounted Future Net Cash Flows, Beginning of Year	$6,628	$13,979	$14,090
Changes in Standardized Measure of Discounted Future Net Cash Flows
Sales of Oil and Gas Produced, Net of Production Costs	(2,230)	(2,026)	(4,027)
Net Changes in Prices and Production Costs (1)	(593)	(12,603)	(1,090)
Extensions, Discoveries and Improved Recovery, Less Related Costs	463	442	1,457
Changes in Estimated Future Development Costs	(373)	1,135	(2,179)
Development Costs Incurred During the Period	1,090	2,639	4,042
Revisions of Previous Quantity Estimates	364	(1,051)	162
Purchases of Minerals in Place (2)	161	2,747	—
Sales of Minerals in Place	(951)	(46)	(268)
Accretion of Discount	919	1,789	1,919
Net Change in Income Taxes (3)	414	2,075	671
Change in Timing of Estimated Future Production and Other (4)	(206)	(2,452)	(798)
Aggregate Change in Standardized Measure of Discounted Future Net Cash Flows	$(942)	$(7,351)	$(111)
Standardized Measure of Discounted Future Net Cash Flows, End of Year	$5,686	$6,628	$13,979

(1)	The decrease in 2015 is driven primarily by lower 12-month average commodity prices.

(2)	Purchase of minerals in 2015 relates to reserves acquired in the Rosetta Merger.

(3)
The increase in 2015 reflects lower estimated future income tax expense primarily driven by lower 12-month average commodity prices. For 2015, future income tax expense for Israel includes the effect of estimated future profit levy taxes which partially offset the increase in future net cash flows.

(4)	The decrease in 2015 reflects revisions in our estimated timing of production and development activity.

Supplemental Quarterly Financial Information
(Unaudited)

Supplemental quarterly financial information is as follows:

	Quarter Ended
	March 31,	June 30,	Sep 30,	Dec 31,	Total
(millions except per share amounts)
2016 (1) (3)
Revenues	$724	$847	$910	$1,010	$3,491
Income (Loss) Before Income Taxes	(453)	(498)	(280)	(541)	(1,772)
Net Income (Loss)	(287)	(315)	(143)	(240)	(985)
Less: Net Income Attributable to Noncontrolling Interests	—	—	1	12	13
Net Loss Attributable to Noble Energy	(287)	(315)	(144)	(252)	(998)

Loss Per Share, Basic	(0.67)	(0.73)	(0.33)	(0.59)	(2.32)
Loss Per Share, Diluted	(0.67)	(0.73)	(0.33)	(0.59)	(2.32)
2015 (2) (3)
Revenues	$767	$738	$819	$859	$3,183
Loss Before Income Taxes	(42)	(293)	(259)	(1,625)	(2,219)
Net Loss Attributable to Noble Energy	(22)	(109)	(283)	(2,027)	(2,441)

Loss Per Share, Basic	(0.06)	(0.28)	(0.67)	(4.73)	(6.07)
Loss Per Share, Diluted	(0.06)	(0.28)	(0.67)	(4.73)	(6.07)
 (1) First quarter 2016 included the following:

•
$44 million gain on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $134 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$80 million gain on extinguishment of debt.
Second quarter 2016 included the following:

•
$151 million loss on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $295 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$25 million purchase price allocation adjustment related to Rosetta Merger (See Note 3. Merger, Acquisitions and Divestitures).
Third quarter 2016 included the following:

•	$81 million undeveloped leasehold impairment expense (See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs);

•	$55 million gain on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $77 million (See Note 8. Derivative Instruments and Hedging Activities).
Fourth quarter 2016 included the following:

•	$579 million dry hole costs included in exploration expense (See Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs);

•
$87 million loss on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $201 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$92 million property impairment charges (See Note 5. Asset Impairments)
(2) First quarter 2015 included the following:

•
$150 million gain on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $60 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$27 million property impairment charges (See Note 5. Asset Impairments).
Second quarter 2015 included the following:

•
$87 million loss on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $274 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$15 million property impairment charges (See Note 5. Asset Impairments).
Third quarter 2015 included the following:

•
$267 million gain on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $17 million (See Note 8. Derivative Instruments and Hedging Activities); and

•	$71 million of other operating expenses associated with the Rosetta Merger.
Fourth quarter 2015 included the following:

•
$171 million gain on commodity derivative instruments, including non-cash portion of loss on commodity derivative instruments of $157 million (See Note 8. Derivative Instruments and Hedging Activities);

•	$779 million goodwill impairment charge (See Note 1. Summary of Significant Accounting Policies); and

•	$490 million property impairment charges (See Note 5. Asset Impairments).

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
Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that our disclosure controls and procedures were effective and provide an effective means to ensure that information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all future conditions.
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
Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.
Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.
Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)   The following documents are filed as a part of this report:

(3)	Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

Item 16.  Form 10-K Summary
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date:	February 14, 2017	By: /s/ David L. Stover
David L. Stover,
Chairman of the Board, President and Chief Executive Officer

Date:	February 14, 2017	By: /s/ Kenneth M. Fisher
Kenneth M. Fisher,
Executive Vice President, Chief Financial Officer

Date:	February 14, 2017	By: /s/ Dustin A. Hatley
Dustin A. Hatley,
Vice President, Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ David L. Stover	Chairman of the Board, President and Chief Executive Officer	February 14, 2017
David L. Stover	(Principal Executive Officer)

/s/ Kenneth M. Fisher	Executive Vice President, Chief Financial Officer	February 14, 2017
Kenneth M. Fisher	(Principal Financial Officer)

/s/ Dustin A. Hatley	Vice President, Chief Accounting Officer and Controller	February 14, 2017
Dustin A. Hatley	(Principal Accounting Officer)

/s/ Jeffrey L. Berenson	Director	February 14, 2017
Jeffrey L. Berenson

/s/ Michael A. Cawley	Director	February 14, 2017
Michael A. Cawley

/s/ Edward F. Cox	Director	February 14, 2017
Edward F. Cox

/s/ James E. Craddock	Director	February 14, 2017
James E. Craddock

/s/ Thomas J. Edelman	Director	February 14, 2017
Thomas J. Edelman

/s/ Eric P. Grubman	Director	February 14, 2017
Eric P. Grubman

/s/ Kirby L. Hedrick	Director	February 14, 2017
Kirby L. Hedrick

/s/ Scott D. Urban	Director	February 14, 2017
Scott D. Urban

/s/ William T. Van Kleef	Director	February 14, 2017
William T. Van Kleef

/s/ Molly K. Williamson	Director	February 14, 2017
Molly K. Williamson

INDEX TO EXHIBITS

Exhibit Number		Exhibit **
2.1	—
Agreement and Plan of Merger, dated as of January 13, 2017, by and among Noble Energy, Inc., Wild West Merger Sub Inc., NBL Permian LLC, and Clayton Williams Energy, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 13, 2017) filed on January 17, 2017 and incorporated herein by reference).

2.2	—
Agreement and Plan of Merger, dated as of May 10, 2015, by and among Noble Energy, Inc., Bluebonnet Merger Sub Inc. and Rosetta Resources Inc. (filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Date of Report: May 10, 2015) filed on May 11, 2015 and incorporated herein by reference).

2.3	—
Exchange Agreement, executed October 29, 2016, by and between CNX Gas Company LLC and Noble Energy, Inc. (filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

3.1	—
Restated Certificate of Incorporation of Noble Energy Inc., (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (Date of Report: July 26, 2016) filed on July 28, 2016 and incorporated herein by reference).

3.2	—
By-Laws of Noble Energy, Inc. (as amended through July 27, 2016) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 27, 2016) filed on July 29, 2016 and incorporated herein by reference).

3.3	—
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Noble Energy, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Report: July 26, 2016) filed on July 28, 2016 and incorporated herein by reference).

3.4	—
Certificate of Elimination of the Series B Mandatorily Convertible Preferred Stock of Noble Energy, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Report: July 26, 2016) filed on July 28, 2016 and incorporated herein by reference).

4.1	—
Indenture dated as of February 27, 2009 between Noble Energy, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Noble Energy, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Report: February 24, 2009) filed February 27, 2009 and incorporated herein by reference).

4.2	—
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

4.3	—
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

4.4	—
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

4.5	—
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

4.6	—
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

4.7	—
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

4.1	—
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

10.1	—
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

10.2	—
Commitment Increase Agreement (Existing Lenders) dated September 28, 2012, among Noble Energy, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and certain other commercial lending institutions party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: September 28, 2012), filed October 2, 2012 and incorporated herein by reference).

10.3	—
Commitment Increase Agreement (New Lenders) dated September 28, 2012, among Noble Energy, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and certain other commercial lending institutions party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 28, 2012), filed October 2, 2012 and incorporated herein by reference).

10.4	—
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

10.5	—
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

10.6	—
Term Loan Agreement as of January 6, 2016 among Noble Energy, Inc., Citibank, N.A., as administrative agent, Mizuho Bank, Ltd., as syndication agent and certain financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 6, 2016) filed on January 7, 2016 and incorporated herein by reference).

10.7*	—
Noble Energy, Inc. Retirement Restoration Plan dated effective as of January 1, 2009 (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.8*	—
Amendment No. 1 to the Noble Energy, Inc. Retirement Restoration Plan, dated effective as of December 31, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: December 20, 2013) filed December 23, 2013 and incorporated herein by reference).

10.9*	—
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

10.11*	—
Noble Energy, Inc. 2005 Non-Employee Director Fee Deferral Plan, dated December 11, 2008, and effective as of January 1, 2009 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.12*	—
2015 Stock Plan for Non-Employee Directors of Noble Energy, Inc. (as amended and restated effective October 20, 2015) (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.13*	—
Form of Stock Option Agreement under the Noble Energy, Inc. 2015 Non-Employee Director Stock Plan (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Report: January 25, 2016) filed January 29, 2016 and incorporated herein by reference).
 .

10.14*	—
Form of Restricted Stock Agreement under the Noble Energy, Inc. 2015 Non-Employee Director Stock Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Report: January 25, 2016) filed January 29, 2016 and incorporated herein by reference).
 .

10.15*	—
2005 Stock Plan for Non-Employee Directors of Noble Energy, Inc. (as amended and restated effective October 20, 2015) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.16*	—
Form of Stock Option Agreement under the Noble Energy, Inc. 2005 Non-Employee Director Stock Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.17*	—
Form of Restricted Stock Agreement under the Noble Energy, Inc. 2005 Non-Employee Director Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 27, 2009) filed on February 2, 2009 and incorporated herein by reference).

10.18*	—
Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (as amended and restated effective October 20, 2015) (filed as Exhibit 10.2 to Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.19*	—
Form of Nonqualified Stock Option Agreement under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: February 1, 2005) filed February 7, 2005 and incorporated herein by reference).

10.20*	—
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

10.22*	—
Form of Restricted Stock Agreement (three-year vested awards) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.23*	—
Form of Restricted Stock Agreement (performance-vested) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.24*	—
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
 .

10.26*	—	Form of Restricted Stock Agreement (two-year time vested) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (effective February 1, 2016) filed herewith.
10.27*	—
Form of Performance Award Agreement (3-year performance vested stock and cash) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (effective February 1, 2016) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 25, 2016) filed January 29, 2016 and incorporated herein by reference).
 .

10.28*	—
Form of Cash Award Agreement (two-year vested) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (effective February 1, 2016) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report: January 25, 2016) filed January 29, 2016 and incorporated herein by reference).
 .

10.29*
Form of Restricted Stock Agreement (three-year performance-vested) under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (effective February 1, 2016) (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K/A (Date of Report: January 25, 2016), filed February 4, 2015 and incorporated herein by reference).

10.30*	—
Amendment to the Noble Energy, Inc. Change of Control Agreement dated effective February 1, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: February 1, 2011), filed February 4, 2011 and incorporated herein by reference).

10.31*	—
Form of Noble Energy, Inc. Change of Control Agreement (as amended effective January 1, 2008), (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.32*	—	Noble Energy, Inc. Change of Control Severance Plan for Executives (effective December 7, 2016) filed herewith.
10.33*	—
Termination of Change of Control Agreement dated effective October 21, 2014 by and between Noble Energy, Inc. and David L. Stover (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: October 21, 2014) filed October 27, 2014 and incorporated herein by reference).

10.34*	—
Noble Energy, Inc. Deferred Compensation Plan (formerly known as the Noble Affiliates, Inc. Deferred Compensation Plan) as restated effective August 1, 2001 (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.35*	—
Amendment No. 1 to the Noble Energy, Inc. Deferred Compensation Plan (formerly known as the Noble Affiliates, Inc. Deferred Compensation Plan), dated effective as of January 1, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: December 20, 2013) filed December 23, 2013 and incorporated herein by reference).

10.36*	—
Noble Energy, Inc. 2005 Deferred Compensation Plan (as amended effective January 1, 2009), (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.37*	—
Amendment No. 1 to the Noble Energy, Inc. 2005 Deferred Compensation Plan, dated effective as of January 1, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: December 20, 2013) filed December 23, 2013 and incorporated herein by reference).

10.38*	—
Amendment No. 2 to the Noble Energy, Inc. 2005 Deferred Compensation Plan, dated effective as of January 1, 2015, (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

10.39*	—
Amendment No. 3 to the Noble Energy, Inc. 2005 Deferred Compensation Plan, dated effective as of August 1, 2016, (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

10.40	—
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

10.41	—
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

10.42*	—
 Retention and Confidentiality Agreement between Noble Energy, Inc. and Charles D. Davidson, Chairman and Chief Executive Officer, effective as of August 14, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: August 14, 2014), filed August 19, 2014 and incorporated herein by reference).

10.43	—
Support Agreement, dated as of January 13, 2017, by and among certain stockholders affiliated with Ares
Management, LLC, Noble Energy, Inc., and solely for certain purposes specified therein, Clayton Williams
Energy, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January
13, 2017) filed on January 17, 2017 and incorporated herein by reference).

10.44	—
Agreement Not to Dissent, dated as of January 13, 2017, by and among Clayton W. Williams, Jr., Noble
Energy, Inc., and solely for certain purposes specified therein, Clayton Williams Energy, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: January 13, 2017) filed on January 17, 2017 and incorporated herein by reference).

10.45	—
Agreement Not to Dissent, dated as of January 13, 2017, by and among The Williams Children’s Partnership, Ltd., Noble Energy, Inc., and solely for certain purposes specified therein, Clayton Williams Energy, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: January 13, 2017) filed on January 17, 2017 and incorporated herein by reference).

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

Boe/d	Barrels oil equivalent per day
Btu	British thermal unit
FPSO	Floating production, storage and offloading vessel
GSPA	Gas Sales Purchase Agreement
GHG	Greenhouse gas emissions
HH	Henry Hub index
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
MBbl/d	Thousand barrels per day
MBoe/d	Thousand barrels oil equivalent per day
Mcf	Thousand cubic feet
MMBbls	Million barrels
MMBoe	Million barrels oil equivalent
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
MMcfe/d	Million cubic feet equivalent per day
MMgal	Million gallons
NGL	Natural gas liquids
NYMEX	The New York Mercantile Exchange
OPEC	The Organization of Petroleum Exporting Countries
PSC	Production sharing contract
Tcf	Trillion cubic feet
US GAAP	United States generally accepted accounting principles
WTI	West Texas Intermediate index