Form 10-Q
period 2018-06-30
NOBLE ENERGY INC
filed 2018-08-03
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐    No ☒

As of June 30, 2018, there were 483,118,790 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations and Comprehensive Income
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil, NGL and Gas Sales	$1,100	$1,017	$2,273	$2,011
Income from Equity Method Investees and Other	130	42	243	84
Total	1,230	1,059	2,516	2,095
Costs and Expenses
Production Expense	292	283	613	586
Exploration Expense	29	30	64	72
Depreciation, Depletion and Amortization	465	503	933	1,031
Loss on Marcellus Shale Upstream Divestiture	—	2,322	—	2,322
Gain on Divestitures, Net	(78)	—	(666)	—
Asset Impairments	—	—	168	—
General and Administrative	105	103	209	202
Other Operating Expense, Net	74	118	144	147
Total	887	3,359	1,465	4,360
Operating Income (Loss)	343	(2,300)	1,051	(2,265)
Other (Income) Expense
Loss (Gain) on Commodity Derivative Instruments	249	(57)	328	(167)
Interest, Net of Amount Capitalized	73	96	146	183
Other Non-Operating Expense (Income), Net	11	(5)	24	(6)
Total	333	34	498	10
Income (Loss) Before Income Taxes	10	(2,334)	553	(2,275)
Income Tax Expense (Benefit)	16	(836)	(15)	(824)
Net (Loss) Income and Comprehensive (Loss) Income Including Noncontrolling Interests	(6)	(1,498)	568	(1,451)
Less: Net Income and Comprehensive Income Attributable to Noncontrolling Interests	17	14	37	25
Net (Loss) Income and Comprehensive Income (Loss) Attributable to Noble Energy	$(23)	$(1,512)	$531	$(1,476)

Net (Loss) Income Attributable to Noble Energy per Common Share
Basic	$(0.05)	$(3.20)	$1.09	$(3.27)
Diluted	$(0.05)	$(3.20)	$1.09	$(3.27)
Weighted Average Number of Common Shares Outstanding
Basic	484	472	485	452
Diluted	484	472	487	452

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$621	$675
Accounts Receivable, Net	743	748
Other Current Assets	187	780
Total Current Assets	1,551	2,203
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	28,334	29,678
Property, Plant and Equipment, Other	896	879
Total Property, Plant and Equipment, Gross	29,230	30,557
Accumulated Depreciation, Depletion and Amortization	(11,313)	(13,055)
Total Property, Plant and Equipment, Net	17,917	17,502
Other Noncurrent Assets	984	461
Goodwill	1,402	1,310
Total Assets	$21,854	$21,476
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable – Trade	$1,308	$1,161
Other Current Liabilities	745	578
Total Current Liabilities	2,053	1,739
Long-Term Debt	6,555	6,746
Deferred Income Taxes	970	1,127
Other Noncurrent Liabilities	995	1,245
Total Liabilities	10,573	10,857
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock - Par Value $1.00 per share; 4 Million Shares Authorized; None Issued	—	—
Common Stock - Par Value $0.01 per share; 1 Billion Shares Authorized; 526 Million and 529 Million Shares Issued, respectively	5	5
Additional Paid in Capital	8,329	8,438
Accumulated Other Comprehensive Loss	(28)	(30)
Treasury Stock, at Cost; 39 Million Shares	(731)	(725)
Retained Earnings	2,677	2,248
Noble Energy Share of Equity	10,252	9,936
Noncontrolling Interests	1,029	683
Total Equity	11,281	10,619
Total Liabilities and Equity	$21,854	$21,476

The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net Income (Loss) Including Noncontrolling Interests	$568	$(1,451)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation, Depletion and Amortization	933	1,031
Loss on Marcellus Shale Upstream Divestiture	—	2,322
Gain on Divestitures, Net	(666)	—
Asset Impairments	168	—
Deferred Income Tax Benefit	(164)	(873)
Loss (Gain) on Commodity Derivative Instruments	328	(167)
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(93)	14
Stock Based Compensation	35	67
Other Adjustments for Noncash Items Included in Income (Loss)	22	33
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	76	(123)
(Decrease) Increase in Accounts Payable	(24)	120
Decrease in Current Income Taxes Payable	3	(42)
Other Current Assets and Liabilities, Net	(58)	(42)
Other Operating Assets and Liabilities, Net	(49)	(12)
Net Cash Provided by Operating Activities	1,079	877
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(1,782)	(1,215)
Proceeds from Sale of 7.5% Interest in Tamar Field	484	—
Proceeds from Sale of CONE Gathering LLC and CNX Midstream Partners Common Units	443	—
Proceeds from Gulf of Mexico Divestiture	383	—
Proceeds from Marcellus Shale Upstream Divestiture	—	1,028
Clayton Williams Energy Acquisition	—	(616)
Acquisitions, Net of Cash Acquired	(650)	(351)
Proceeds from Other Divestitures	72	101
Additions to Equity Method Investments	—	(68)
Other	—	—
Net Cash Used in Investing Activities	(1,050)	(1,121)
Cash Flows From Financing Activities
Dividends Paid, Common Stock	(102)	(92)
Purchase and Retirement of Common Stock	(130)	—
Proceeds from Noble Midstream Services Revolving Credit Facility	610	195
Repayment of Noble Midstream Services Revolving Credit Facility	(165)	(5)
Contributions from Noncontrolling Interest Owners	331	—
Issuance of Noble Midstream Partners Common Units, Net of Offering Costs	—	138
Proceeds from Revolving Credit Facility	905	1,310
Repayment of Revolving Credit Facility	(1,135)	(1,310)
Repayment of Clayton Williams Energy Long-term Debt	—	(595)
Repayment of Senior Notes	(384)	—
Other	(51)	(67)
Net Cash Used in Financing Activities	(121)	(426)
Decrease in Cash, Cash Equivalents, and Restricted Cash	(92)	(670)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	713	1,210
Cash, Cash Equivalents, and Restricted Cash at End of Period	$621	$540
The accompanying notes are an integral part of these financial statements.

Noble Energy, Inc.
Consolidated Statements of Equity
(millions)
(unaudited)

	Attributable to Noble Energy
	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Non- controlling Interests	Total Equity
December 31, 2017	$5	$8,438	$(30)	$(725)	$2,248	$683	$10,619
Net Income	—	—	—	—	531	37	568
Stock-based Compensation	—	46	—	—	—	—	46
Dividends (21 cents per share)	—	—	—	—	(102)	—	(102)
Purchase and Retirement of Common Stock	—	(130)	—	—	—	—	(130)
Clayton Williams Energy Acquisition	—	(25)	—	—	—	—	(25)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(22)	(22)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	331	331
Other	—	—	2	(6)	—	—	(4)
June 30, 2018	$5	$8,329	$(28)	$(731)	$2,677	$1,029	$11,281

December 31, 2016	$5	$6,450	$(31)	$(692)	$3,556	$312	$9,600
Net (Loss) Income	—	—	—	—	(1,476)	25	(1,451)
Clayton Williams Energy Acquisition	—	1,876	—	(25)	—	—	1,851
Stock-based Compensation	—	65	—	—	—	—	65
Dividends (20 cents per share)	—	—	—	—	(92)	—	(92)
Issuance of Noble Midstream Partners Common Units, Net of Offering Costs	—	—	—	—	—	138	138
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(12)	(12)
Other	—	8	1	(10)	—	—	(1)
June 30, 2017	$5	$8,399	$(30)	$(727)	$1,988	$463	$10,098

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

Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods. For the periods presented, activity within other comprehensive income or loss was de minimis; therefore, net income is materially consistent with comprehensive income or loss.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Intangible Assets Intangible assets consist of customer contracts and relationships acquired by Noble Midstream Partners in its acquisition of Saddle Butte Rockies Midstream, LLC and affiliates (collectively, Saddle Butte). We recorded the intangible assets at their estimated fair values at the date of acquisition. Amortization is calculated using the straight-line method, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset, which is currently over periods of seven to 13 years. As of June 30, 2018, the gross book value of the intangible asset was $340 million. Amortization expense of $9 million and $14 million for the three and six months ended June 30, 2018, respectively, is included in depreciation, depletion and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 3. Acquisitions and Divestitures.
Stock Repurchase Program On February 15, 2018, we announced that the Company's Board of Directors authorized a $750 million share repurchase program which expires December 31, 2020. All purchases will be made from time to time in the open market or private transactions, depending on market conditions, and may be discontinued at any time. During second quarter and the first six months of 2018, we repurchased and retired 1.8 million shares and 4.0 million shares of common stock at an average purchase price of $35.15 per share and $32.41 per share, respectively.
ASC 606, Revenue from Contracts with Customers Our revenue is derived from the sale of crude oil, NGL and natural gas production primarily to crude oil refining companies, midstream marketing companies, marketers, industrial companies, electric utility companies, independent power producers and cogeneration facilities, among others. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), which we adopted on January 1, 2018 using the

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

modified retrospective method. Under ASC 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. For sales of crude oil, NGLs and natural gas, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time. We recognize our sales revenues at a point in time and upon delivery to a customer at the contractually stated price and for the quantity of product delivered. In Israel, because our contracts are long-term arrangements, we recognize revenues from the sale of natural gas over the life of the contract based on the quantity of natural gas delivered.
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
ASC 606 adoption did not have an impact on the opening balance of retained earnings. The adoption resulted in de minimis increases of $2 million and $7 million to both revenues and expenses for second quarter and the first six months of 2018, respectively, but did not affect operating or net income or operating cash flows. The comparative information for the prior period has not been recast and continues to be reported under the accounting standards in effect for the period. Adoption of the new standard did not impact our financial position, and we do not expect that it will do so going forward.
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
EXPLORATION AND PRODUCTION (E&P) REVENUE ARRANGEMENTS
Crude Oil Sale Arrangements – US We sell the majority of our US crude oil production under short-term contracts at market-based prices, adjusted for location, quality and transportation charges. Market-based pricing is based on the price index applicable for the location of the sale.
We sell our crude oil production either at the lease location or in downstream markets. Crude oil production at the lease location is sold through netback arrangements, under which we sell crude oil net of transportation costs incurred by the purchaser. We record revenue, net, at the lease location when the customer receives delivery of the product.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
In second quarter 2018, we entered into a long-term contract to sell firm quantities of crude oil under index-based prices adjusted by applicable fees, including transportation, insurance, and marketing.
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
Natural Gas and NGLs Sale Arrangements – US Certain of our commodity contracts in the US are for the sale of natural gas to processors at prevailing market prices. We evaluate the contract terms of these arrangements to determine whether the processor is a service provider or a customer on a contract by contract basis. In arrangements where we determine that we sold our product to the processor, we record revenue when the processor takes physical possession of the natural gas and NGLs and in the amount of proceeds expected to be received, net of any fees or deductions charged by the processor.
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
Natural Gas Sale Arrangements – West Africa We sell our share of natural gas production from the Alba field under a long-term contract for $0.25 per MMBtu to a methanol plant, a liquefied petroleum gas (LPG) plant, a liquefied natural gas (LNG) plant and a power generation plant. We recognize revenue upon transfer of control of product to these processors.
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
Transaction Price Allocated to Remaining Performance Obligations – Israel Remaining performance obligations represent the transaction price of firm sales arrangements for which volumes have not been delivered. Pursuant to ASC 606, short and long-term interruptible contracts, and long-term dedicated production agreements, are excluded from the disclosure due to uncertainty associated with estimating future production volumes and future market prices. However, certain of our natural gas sales contracts in Israel have fixed annual sales volumes and fixed base pricing with annual index escalations. The following table includes estimated revenues based upon those certain agreements with fixed minimum take-or-pay sales volumes. Our actual future sales volumes under these agreements may exceed future minimum volume commitments.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

(millions)	July - Dec 2018	2019	2020	Total
Natural Gas Revenues (1)	$107	$137	$169	$413
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
Recently Issued Accounting Standards
Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (ASU 2018-01): Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued Accounting Standards Update No. 2018-10 (ASU 2018-10): Codification Improvements to Topic 842, Leases, to clarify application of certain aspects of the standard and to remove inconsistencies within the guidance. Furthermore, in July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11): Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
In the normal course of business, we enter into capital and operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, platforms, storage facilities, field services and well equipment, pipeline capacity, office space and other assets. We will adopt the new standard on the effective date of January 1, 2019. Although we continue to assess the impact of the standard on our consolidated financial statements, we believe adoption and implementation will result in an increase in assets and liabilities as well as additional disclosures. We do not expect a material impact on our consolidated statement of operations. We have developed and are executing a project plan, which includes contract review and assessment, as well as evaluation of our systems, processes and internal controls. In addition, we plan to implement new lease accounting software.
Accumulated Other Comprehensive Income In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02): Income Statement – Reporting Comprehensive Income, to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. As of June 30, 2018, we have a disproportionate tax effect of approximately $7 million stranded in accumulated other comprehensive income. We are currently evaluating the provisions of this standard.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU 2017-04.
Financial Instruments: Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. From evaluation of our current credit portfolio, which includes receivables for commodity sales, joint interest billings due from partners and other receivables, historical credit losses have been de minimis and we believe that our expected future credit losses would not be significant. As such, we do not believe adoption of the standard will have a material impact on our financial statements.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12): Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. The update is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amended standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the provisions of ASU 2017-12.
Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Income From Equity Method Investees and Other
Income from Equity Method Investees	$49	$38	$96	$80
Sales of Purchased Oil and Gas (1)	66	—	119	—
Midstream Services Revenues – Third Party	15	4	28	4
Total	$130	$42	$243	$84
Production Expense
Lease Operating Expense	$132	$124	$287	$263
Production and Ad Valorem Taxes	50	32	104	73
Gathering, Transportation and Processing Expense	100	121	195	240
Other Royalty Expense	10	6	27	10
Total	$292	$283	$613	$586
Exploration Expense
Leasehold Impairment and Amortization	$—	$—	$—	$18
Seismic, Geological and Geophysical	2	8	13	13
Staff Expense	13	16	27	29
Other	14	6	24	12
Total	$29	$30	$64	$72
Other Operating Expense, Net
Marketing Expense (2)	$7	$14	$12	$33
Purchased Oil and Gas (1)	71	—	128	—
Clayton Williams Energy Acquisition Expenses	—	90	—	94
Other, Net	(4)	14	4	20
Total	$74	$118	$144	$147
Other Non-Operating Expense (Income), Net
Loss on Investment in Shares of Tamar Petroleum Ltd., Net (3)	$11	$—	$26	$—
Other	—	(5)	(2)	(6)
Total	$11	$(5)	$24	$(6)

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

(1)
As part of the Saddle Butte acquisition in first quarter 2018, we acquired certain contracts which include the purchase and sale of crude oil with third parties. In addition, we have entered into certain transactions beginning in first quarter 2018 for the purchase of third party natural gas and the subsequent sale of natural gas to other third parties. The natural gas is transported through firm transportation capacity we retained following the Marcellus Shale upstream divestiture in second quarter 2017 and is part of our mitigation efforts to utilize capacity and reduce our financial commitment. The cost to purchase natural gas includes transportation expense incurred of $6 million and $11 million for second quarter and the first six months of 2018, respectively. See Note 11. Segment Information and Note 12. Commitments and Contingencies.

(2)	Expense relates to unutilized firm transportation and shortfalls in delivering or transporting minimum volumes under certain commitments.

(3)
Amounts for second quarter and the first six months of 2018 include losses of $11 million and $40 million, respectively, related to the change in fair value. The loss for the six months ended June 30, 2018 is partially offset by dividend income of $14 million. There was no dividend income for second quarter 2018.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Balance Sheet Information   Other balance sheet information is as follows:

(millions)	June 30, 2018	December 31, 2017
Accounts Receivable, Net
Commodity Sales	$460	$455
Joint Interest Billings	210	207
Other	89	103
Allowance for Doubtful Accounts	(16)	(17)
Total	$743	$748
Other Current Assets
Inventories, Materials and Supplies	$46	$66
Inventories, Crude Oil	27	16
Commodity Derivative Assets	29	2
Assets Held for Sale (1)	40	629
Restricted Cash (2)	—	38
Prepaid Expenses and Other Current Assets	45	29
Total	$187	$780
Other Noncurrent Assets
Equity Method Investments (3)	$357	$305
Customer-Related Intangible Assets (4)	326	—
Investment in Shares of Tamar Petroleum Ltd. (5)	150	—
Mutual Fund Investments	57	57
Net Deferred Income Tax Asset	25	25
Other Assets, Noncurrent	69	74
Total	$984	$461
Other Current Liabilities
Production and Ad Valorem Taxes	$111	$84
Commodity Derivative Liabilities	250	58
Income Taxes Payable	5	18
Asset Retirement Obligations	92	51
Interest Payable	64	67
Current Portion of Capital Lease Obligations	47	61
Liabilities Associated with Assets Held for Sale (1)	—	55
Compensation and Benefits Payable	66	98
Other Liabilities, Current	110	86
Total	$745	$578
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$180	$197
Asset Retirement Obligations	543	824
Marcellus Shale Firm Transportation Commitment (6)	71	76
Production and Ad Valorem Taxes	39	69
Commodity Derivative Liabilities	85	15
Other Liabilities, Noncurrent	77	64
Total	$995	$1,245

(1)
Assets held for sale at June 30, 2018 include assets in the Greeley Crescent area of the DJ Basin. Assets held for sale at December 31, 2017 include assets in the Greeley Crescent area of the DJ Basin, a 7.5% interest in the Tamar field, offshore Israel, our interest in Southwest Royalties, Inc. acquired in the Clayton Williams Energy Acquisition, and the CONE investments. Liabilities associated with

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

assets held for sale primarily represent asset retirement obligations and other liabilities to be assumed by the purchaser. See Note 3. Acquisitions and Divestitures.

(2)	Balance at December 31, 2017 represents amount held in escrow pending closing of the Saddle Butte acquisition. See Note 3. Acquisitions and Divestitures.

(3)
Includes $49 million for our investment in shares of CNX Midstream Partners LP. At December 31, 2017, this investment was included in assets held for sale. See Note 3. Acquisitions and Divestitures and Note 6. Fair Value Measurements and Disclosures.

(4)	Amount relates to intangible assets acquired in the Saddle Butte acquisition and is net of $14 million of accumulated amortization. See Note 3. Acquisitions and Divestitures.

(5)	Amount relates to our investment in shares of Tamar Petroleum Ltd. See Note 3. Acquisitions and Divestitures and Note 6. Fair Value Measurements and Disclosures.

(6)
Amounts relate to the long-term portion of retained firm transportation agreements. At June 30, 2018 and December 31, 2017, we recorded $12 million and $14 million, respectively, associated with the current portion of the Marcellus Shale firm transportation commitment. See Note 12. Commitments and Contingencies.

Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Six Months Ended June 30,
(millions)	2018	2017
Cash and Cash Equivalents at Beginning of Period	$675	$1,180
Restricted Cash at Beginning of Period	38	30
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$713	$1,210
Cash and Cash Equivalents at End of Period	$621	$540
Restricted Cash at End of Period	—	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$621	$540

Note 3. Acquisitions and Divestitures
2018 Asset Transactions
Divestiture of Gulf of Mexico Assets  On February 15, 2018, we announced that we had signed a definitive agreement to sell our Gulf of Mexico assets, including all of our interests in producing properties and undeveloped acreage, for cash consideration of $480 million, along with the assumption, by the purchaser, of all abandonment obligations associated with the properties. As a result, we recorded impairment expense of $168 million during first quarter 2018.
In second quarter 2018, we closed the transaction with an effective date of January 1, 2018. After consideration of customary closing adjustments, we received net proceeds of $383 million and recorded an additional loss of $19 million.
In addition, a cumulative contingent payment of up to $100 million is payable to us in the period after the closing of the transaction, beginning third quarter 2018, through the end of 2022, determined quarterly, at a rate of $2 per barrel produced by these assets when the average purchase price for Light Louisiana Sweet (LLS) crude oil exceeds $63 per barrel, and if produced crude oil volumes exceed certain minimum thresholds. As of June 30, 2018, no amounts have been accrued related to the contingent payment.
Proved reserves associated with these properties totaled approximately 23 MMBoe as of December 31, 2017.
Divestiture of 7.5% Interest in Tamar Field On March 14, 2018, we closed the sale of a 7.5% working interest in the Tamar field to Tamar Petroleum Ltd. (Tamar Petroleum), a publicly traded entity on the Tel Aviv Stock Exchange (TASE: TMRP). Total consideration included cash and 38.5 million shares of Tamar Petroleum that had a publicly traded value of $224 million. The transaction had an effective date of January 1, 2018 and after consideration of closing adjustments and before consideration of taxes, we received $484 million of cash.
Our shares of Tamar Petroleum are currently subject to certain temporary lock-up provisions and have no voting rights. Upon subsequent sale of the shares to a third party, the voting rights will be restored and granted to the third party. Due to the lock-up provisions associated with the Tamar Petroleum shares, we initially attributed $190 million of fair value to the shares, or 15% lower than the publicly traded value on the TASE. These shares are currently being accounted for at fair value. See Note 6. Fair Value Measurements and Disclosures.
Total consideration received was applied to the field's basis and resulted in the recognition of a pre-tax gain of $376 million. In connection with the transaction, we incurred tax expense of $86 million.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
After the sale, we continued to hold 21.7 million common units, representing a 34.1% limited partner interest, in CNX Midstream Partners. During second quarter 2018, we sold 7.5 million of the common units, receiving net proceeds of approximately $135 million, net of underwriting fees, and recognized a gain of $109 million. As of June 30, 2018, we continue to hold 14.2 million common units, representing a 22.3% limited partner interest, in CNX Midstream Partners and account for the investment under equity method accounting.
Noble Midstream Partners Saddle Butte Acquisition On January 31, 2018, Black Diamond Gathering LLC (Black Diamond), an entity formed by Black Diamond Gathering Holdings LLC, a wholly-owned subsidiary of Noble Midstream Partners, and Greenfield Midstream, LLC (Greenfield), completed the acquisition of Saddle Butte Rockies Midstream, LLC and affiliates (collectively, Saddle Butte) from Saddle Butte Pipeline II, LLC. Saddle Butte owned a large-scale integrated gathering system, located in the DJ Basin, which we subsequently renamed the Black Diamond gathering system.
Consideration totaled $681 million, which included $663 million of cash and assumption of $18 million of liabilities. Greenfield funded approximately $343 million of the purchase price, which is reflected as a contribution from noncontrolling interest within our consolidated statement of equity, and Noble Midstream Partners funded the remainder. We consolidate Black Diamond and reflect the third-party ownership within noncontrolling interest within our consolidated statement of equity.
We accounted for the transaction as a business combination using the acquisition method. The total purchase price was allocated to assets acquired and liabilities assumed based on the fair value at the acquisition date. We have recognized goodwill for the amount of the purchase price exceeding the fair value of the assets acquired. Allocated fair value included: $206 million to property, plant and equipment; $340 million to customer-related intangible assets (acquired customer contracts); and $111 million to implied goodwill. The purchase price allocation is preliminary as certain data necessary to complete the purchase price allocation is not yet available, such as analysis of the final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate.
Other Divestitures During the first six months of 2018, we also closed the sale of certain other smaller US onshore properties and received total cash consideration of $12 million, recording a gain of $4 million.
2017 Asset Transactions
Delaware Basin Acquisition During the first six months of 2017, we closed a bolt-on acquisition in the Delaware Basin for $301 million, approximately $246 million of which was allocated to undeveloped leasehold costs. The acquisition included interests in seven producing wells, four of which are operated by us.
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
The transaction was accounted for as a business combination using the acquisition method. The following table represents the final allocation of the total purchase price of Clayton Williams Energy to the assets acquired and liabilities assumed, based on the fair value at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable ne

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

t assets acquired recorded as goodwill.

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
The pro forma results of operations do not include any cost savings or other synergies that we expect to realize from the Clayton Williams Energy Acquisition or any estimated costs that have been or will be incurred by us to integrate the Clayton Williams Energy assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Clayton Williams Energy Acquisitio

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

n taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2018 (1)	2017	2018 (1)	2017
Revenues	$1,230	$1,070	$2,516	$2,141
Net (Loss) Income and Comprehensive (Loss) Income Attributable to Noble Energy	(23)	(1,354)	531	(1,324)

Net (Loss) Income Attributable to Noble Energy per Common Share
Basic	$(0.05)	$(2.77)	$1.09	$(2.71)
Diluted	$(0.05)	$(2.77)	$1.09	$(2.71)

(1)	No pro forma adjustments were made for the period as Clayton Williams Energy operations are included in our historical results.

Marcellus Shale Upstream Divestiture On June 28, 2017, we closed the sale of all of our Marcellus Shale upstream assets, which were primarily natural gas properties. The purchase price totaled $1.2 billion, and we received $1.0 billion of net cash proceeds, after consideration of customary adjustments, at closing. The purchase price includes additional contingent consideration of up to $100 million structured as three separate payments of $33.3 million each. The contingent payments are in effect should the average annual price of the Appalachia Dominion, South Point index exceed $3.30 per MMBtu in the individual annual periods from 2018 through 2020. No amounts have been accrued related to the contingent consideration. Proceeds from the transaction were used to repay borrowings resulting from the Clayton Williams Energy Acquisition. See Note 5. Debt.
In second quarter 2017, we recognized a total loss of $2.3 billion, or $1.5 billion after-tax, on this transaction. The aggregate net book value of the properties prior to the sale was approximately $3.4 billion, which included approximately $883 million of undeveloped leasehold cost.
As part of the total loss, we recorded a charge of $41 million, discounted, relating to a retained transportation contract. See Note 12. Commitments and Contingencies.
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
Noble Midstream Partners Advantage Acquisition On April 3, 2017, Noble Midstream Partners and Plains Pipeline, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P., acquired Advantage Pipeline, L.L.C. (Advantage Pipeline) for $133 million through a newly formed 50/50 joint venture (Advantage Joint Venture). Noble Midstream Partners contributed $66.5 million of cash to the joint venture, funded by available cash on hand and the Noble Midstream Services Revolving Credit Facility. The Advantage Joint Venture is accounted for under the equity method and is included within our Midstream segment. Noble Midstream Partners serves as the operator of the Advantage Pipeline system, which includes a crude oil pipeline in the Delaware Basin from Reeves County, Texas to Crane County, Texas.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
Unsettled Commodity Derivative Instruments   As of June 30, 2018, the following crude oil derivative contracts were outstanding:

				Swaps		Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
2018	Swaps	NYMEX WTI	66,000	$—	$60.30	$—	$—	$—
2018	Collars	NYMEX WTI	18,000	—	—	—	50.42	58.82
2018	Three-Way Collars	NYMEX WTI	10,000	—	—	45.50	52.50	69.09
2018	Three-Way Collars	Dated Brent	3,000	—	—	40.00	50.00	70.41
2018	Swaps	ICE Brent	2,000	—	59.00	—	—	—
2018	Collars	ICE Brent	2,000	—	—	—	50.00	55.25
2018	Three-Way Collars	ICE Brent	5,000	—	—	43.00	50.00	59.50
2018	Basis Swaps	(1)	20,000	(2.30)	—	—	—	—
2019	Swaps	NYMEX WTI	44,000	—	58.37	—	—	—
2019	Three-Way Collars	NYMEX WTI	6,000	—	—	50.00	60.00	72.75
2019	Swaps	ICE Brent	5,000	—	57.00	—	—	—
2019	Three-Way Collars	ICE Brent	3,000	—	—	43.00	50.00	64.07
2019	Basis Swaps	(1)	27,000	(3.23)	—	—	—	—
2020	Swaption (2)	NYMEX WTI	5,000	—	61.79	—	—	—
2020	Basis Swaps	(1)	15,000	(5.01)	—	—	—	—

(1) We have entered into crude oil basis swap contracts in order to establish a fixed amount for the differential between pricing in Midland, Texas, and Cushing, Oklahoma. The weighted average differential represents the amount of reduction to Cushing, Oklahoma prices for the notional volumes covered by the basis swap contracts.
(2) We have entered into certain derivative contracts (swaptions), which give counterparties the right, but not the obligation, to enter into swap agreements with us on the option expiration dates.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2018, the following natural gas derivative contracts were outstanding:

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

Fair Value Amounts and Loss (Gain) on Commodity Derivative Instruments   The fair values of commodity derivative instruments in our consolidated balance sheets were as follows:

	Fair Value of Derivative Instruments
	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
(millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Derivative Instruments	Current Assets	$29	Current Assets	$2	Current Liabilities	$250	Current Liabilities	$58
	Noncurrent Assets	—	Noncurrent Assets	—	Noncurrent Liabilities	85	Noncurrent Liabilities	15
Total		$29		$2		$335		$73

The effect of commodity derivative instruments on our consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Cash Paid (Received) in Settlement of Commodity Derivative Instruments
Crude Oil	$66	$(11)	$96	$(16)
Natural Gas	(1)	—	(3)	2
Total Cash Paid (Received) in Settlement of Commodity Derivative Instruments	65	(11)	93	(14)
Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments
Crude Oil	181	(28)	231	(91)
Natural Gas	3	(18)	4	(62)
Total Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments	184	(46)	235	(153)
Loss (Gain) on Commodity Derivative Instruments
Crude Oil	247	(39)	327	(107)
Natural Gas	2	(18)	1	(60)
Total Loss (Gain) on Commodity Derivative Instruments	$249	$(57)	$328	$(167)

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Debt
Debt consists of the following:

	June 30, 2018		December 31, 2017
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$—	—%	$230	2.27%
Noble Midstream Services Revolving Credit Facility, due March 9, 2023	530	3.25%	85	2.75%
Leviathan Term Loan Facility, due February 23, 2025	—	—%	—	—%
Senior Notes, due May 1, 2021 (1)	—	—%	379	5.63%
Senior Notes, due December 15, 2021	1,000	4.15%	1,000	4.15%
Senior Notes, due October 15, 2023	100	7.25%	100	7.25%
Senior Notes, due November 15, 2024	650	3.90%	650	3.90%
Senior Notes, due April 1, 2027	250	8.00%	250	8.00%
Senior Notes, due January 15, 2028	600	3.85%	600	3.85%
Senior Notes, due March 1, 2041	850	6.00%	850	6.00%
Senior Notes, due November 15, 2043	1,000	5.25%	1,000	5.25%
Senior Notes, due November 15, 2044	850	5.05%	850	5.05%
Senior Notes, due August 15, 2047	500	4.95%	500	4.95%
Other Senior Notes and Debentures (2)	92	7.13%	92	7.13%
Capital Lease Obligations	241	—%	273	—%
Total	6,663		6,859
Unamortized Discount	(23)		(24)
Unamortized Premium (1)	—		12
Unamortized Debt Issuance Costs	(38)		(40)
Total Debt, Net of Unamortized Discount, Premium and Debt Issuance Costs	6,602		6,807
Less Amounts Due Within One Year
Capital Lease Obligations	(47)		(61)
Long-Term Debt Due After One Year	$6,555		$6,746

(1) In second quarter 2018, we redeemed all of the Senior Notes due May 1, 2021, writing off the associated premium. See Redemption of Senior Notes, below.
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
In first quarter 2018, we extended the maturity date of the Revolving Credit Facility from August 2020 to March 2023. As of June 30, 2018, no borrowings were outstanding under the Revolving Credit Facility.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
As of June 30, 2018, $530 million was outstanding under the Noble Midstream Services Revolving Credit Facility. The increase from December 31, 2017 was primarily used to fund the Saddle Butte acquisition, as well as construction activities. See Note 3. Acquisitions and Divestitures.
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
The Leviathan Term Loan Facility is secured by a first priority security interest in substantially all of NEML's interests in the Leviathan field and its marketing subsidiary, and in assets related to the initial phase of the project. All of NEML’s revenues from the first phase of Leviathan development will be deposited in collateral accounts and we will be required to maintain a debt service reserve account for the benefit of the lenders under the Leviathan Term Loan Facility. Once servicing accounts are replenished and debt service made, all remaining cash will be available to us and our subsidiaries. As of June 30, 2018, there were no borrowings under the Leviathan Term Loan Facility.
See Note 6. Fair Value Measurements and Disclosures for a discussion of methods and assumptions used to estimate the fair values of debt.
Redemption of Senior Notes In May 2018, we redeemed $379 million of Senior Notes due May 1, 2021 that we assumed in the merger (Rosetta Merger) with Rosetta Resources, Inc. in 2015 for $395 million, including $11 million of accrued interest and $5 million of call premium. We fully amortized $10 million of remaining premium and recognized a gain of $5 million, which is reflected in other non-operating (income) expense in our consolidated statements of operations.
Annual Debt Maturities Our nearest annual maturity of outstanding debt, excluding capital lease payments and outstanding balances under the revolving credit facilities, is $1.0 billion of senior notes which mature in 2021. The Revolving Credit Facility and Noble Midstream Services Revolving Credit Facility both mature in March 2023. No other balances are due within the next five years.
Subsequent Event - Noble Midstream Services Term Credit Agreement On July 31, 2018, Noble Midstream Services, LLC entered into a three year senior unsecured term loan credit facility (Noble Midstream Services Term Credit Agreement) that permits aggregate borrowings of up to $500 million. Proceeds from the Noble Midstream Services Term Credit Agreement will be used to repay a portion of the outstanding borrowings under the Noble Midstream Services Revolving Credit Facility, pay fees and expenses in connection with the Noble Midstream Services Term Credit Agreement transactions and for working capital, capital expenditures, acquisitions and other purposes as necessary of Noble Midstream Partners and its subsidiaries.
Borrowings under the Noble Midstream Services Term Credit Agreement will bear interest at a rate equal to, at Noble Midstream Partners' option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum.
The Noble Midstream Services Term Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in the Noble Midstream Services Revolving Credit Facility. Upon the occurrence and during the continuation of an event of default under the Noble Midstream

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Services Term Credit Agreement, the lenders may declare all amounts outstanding under the Noble Midstream Services Term Credit Agreement to be immediately due and payable and exercise other remedies as provided by applicable law.

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Measurement information for assets and liabilities that are measured at fair value on a recurring basis was as follows:

	Fair Value Measurements Using
(millions)	Quoted Prices in Active Markets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (2)	Significant Unobservable Inputs (Level 3) (3)	Adjustment (4)	Fair Value Measurement
June 30, 2018
Financial Assets:
Mutual Fund Investments	$57	$—	$—	$—	$57
Commodity Derivative Instruments	—	72	—	(43)	29
Investment in Tamar Petroleum Ltd. (38,495,575 Shares) (5)	—	150	—	—	150
Financial Liabilities:
Commodity Derivative Instruments	—	(378)	—	43	(335)
Portion of Deferred Compensation Liability Measured at Fair Value	(73)	—	—	—	(73)
Stock Based Compensation Liability Measured at Fair Value	(12)	—	—	—	(12)
December 31, 2017
Financial Assets:
Mutual Fund Investments	$57	$—	$—	$—	$57
Commodity Derivative Instruments	—	7	—	(5)	2
Financial Liabilities:
Commodity Derivative Instruments	—	(78)	—	5	(73)
Portion of Deferred Compensation Liability Measured at Fair Value	(71)	—	—	—	(71)
Stock Based Compensation Liability Measured at Fair Value	(10)	—	—	—	(10)

(1)
Level 1 measurements are fair value measurements which use quoted market prices (unadjusted) in active markets for identical assets or liabilities. We use Level 1 inputs when available as Level 1 inputs generally provide the most reliable evidence of fair value.

(2)	Level 2 measurements are fair value measurements which use inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

(3)	Level 3 measurements are fair value measurements which use unobservable inputs.

(4)	Amount represents the impact of netting provisions within our master agreements that allow us to net cash settle asset and liability positions with the same counterparty.

(5)	As of June 30, 2018, the closing price on the TASE of publicly traded and unrestricted shares of Tamar Petroleum Ltd. was $4.60 per share.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities such, as oil and gas properties, goodwill and other intangible assets, are not required to be measured at fair value on a recurring basis. However, these assets are assessed for impairment, and a resulting asset impairment would require the asset be recorded at fair value.
Asset Impairments During first quarter 2018, upon classification of the Gulf of Mexico properties as assets held for sale, we recognized an impairment of $168 million. See Note 3. Acquisitions and Divestitures. For second quarter 2018 and the first six months of 2017, we had no adjustments in fair value related to oil and gas properties.
Additional Fair Value Disclosures
Investment in CNX Midstream Partners Our investment in CNX Midstream Partners, which is included in our Midstream reportable segment, is accounted for using the equity method. The fair value of the investment is based on the published market price of the common units for the date indicated below.

	June 30, 2018		December 31, 2017
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in CNX Midstream Partners (14,217,198 Common Units and 21,692,198 Common Units, respectively) (1)	$49	$276	$70	$364

(1)	During second quarter 2018, we sold 7.5 million common units, reducing our ownership in CNX Midstream Partners. See Note 3. Acquisitions and Divestitures.
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
Fair value information regarding our debt is as follows:

	June 30, 2018		December 31, 2017
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (1)	$6,422	$6,591	$6,586	$7,142

(1)	Excludes unamortized discount, premium, debt issuance costs and capital lease obligations.

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
Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

(millions)	Six Months Ended June 30, 2018
Capitalized Exploratory Well Costs, Beginning of Period	$520
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	4
Divestitures (1)	(167)
Reclassified to Proved Oil and Gas Properties Based on Determination of Proved Reserves	(1)
Capitalized Exploratory Well Costs Charged to Expense	—
Capitalized Exploratory Well Costs, End of Period	$356
(1) Represents costs primarily related to Gulf of Mexico assets.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced:

(millions)	June 30, 2018	December 31, 2017
Exploratory Well Costs Capitalized for a Period of One Year or Less	$8	$10
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	348	510
Balance at End of Period	$356	$520
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	7	8

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
As of June 30, 2018, we had remaining undeveloped leasehold costs, to which proved reserves had not been attributed, of $2.6 billion, including $1.6 billion related to Delaware Basin assets acquired in the Clayton Williams Energy Acquisition in 2017, and $859 million and $129 million attributable to Delaware Basin and Eagle Ford Shale assets, respectively, acquired in the Rosetta Merger in 2015. Undeveloped leasehold costs were derived from allocated fair values as a result of business combinations or other purchases of unproved properties and are subject to impairment testing.
The remaining balance of undeveloped leasehold costs as of June 30, 2018 included $53 million related to international unproved properties. These costs pertain to acquired leases or licenses that are subject to expiration over the next several years unless production is established on units containing the acreage. These costs are evaluated as part of our periodic impairment review.
During the first half of 2018, we transferred $247 million and $20 million of undeveloped leasehold costs associated with Delaware Basin and Eagle Ford Shale assets, respectively, to proved properties. These transfers resulted from additions of proved reserves through development activities. In addition, $43 million of capitalized costs associated with Gulf of Mexico leases and licenses was removed from undeveloped leasehold costs due to divestiture of the associated assets in second quarter 2018. See Note 3. Acquisitions and Divestitures.
Note 8. Asset Retirement Obligations
Asset retirement obligations (ARO) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Six Months Ended June 30,
(millions)	2018	2017
Asset Retirement Obligations, Beginning Balance	$875	$935
Liabilities Incurred	14	82
Liabilities Settled	(261)	(32)
Revisions of Estimates	(10)	(15)
Accretion Expense (1)	17	23
Asset Retirement Obligations, Ending Balance	$635	$993

(1)	Accretion expense is included in depreciation, depletion and amortization (DD&A) expense in the consolidated statements of operations.
For the Six Months Ended June 30, 2018 Liabilities settled include $216 million of liabilities assumed by the purchaser of the Gulf of Mexico properties and $44 million related to abandonment of US onshore properties, primarily in the DJ Basin. Revisions of estimates primarily relate to decreases in cost and timing estimates of $11 million associated with the North Sea abandonment project and $6 million for Eastern Mediterranean, partially offset by an increase of $7 million for US onshore.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Income Taxes
The income tax (benefit) expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except percentages)	2018	2017	2018	2017
Current	$23	$37	$149	$49
Deferred	(7)	(873)	(164)	(873)
Total Income Tax Expense (Benefit)	$16	$(836)	$(15)	$(824)
Effective Tax Rate	160.0%	35.8%	(2.7)%	36.2%

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
During second quarter 2018, we made no changes to the provisional amounts recognized in 2017.
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
Effective Tax Rate (ETR) At the end of each interim period, we apply a forecasted annualized effective tax rate (ETR) to current period earnings or loss before tax, which can result in significant interim ETR fluctuations. Our ETR for the six months ended June 30, 2018 varied as compared with the six months ended June 30, 2017 primarily due to a deferred tax benefit of $145 million recorded discretely in the current year, as discussed above, and a significant deferred tax benefit recorded at the higher prior year US tax rate of 35% on the Marcellus Shale upstream divestiture in second quarter 2017. In addition, the increase in the current income tax expense for the six months ended June 30, 2018 is primarily due to foreign taxes on a gain associated with the first quarter 2018 divestiture of a 7.5% interest in the Tamar field, offshore Israel.
In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2014, Israel – 2015 (2013 with respect to Israel Oil Profits Tax) and Equatorial Guinea – 2013.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Income Per Share Attributable to Noble Energy
Noble Energy's basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to Noble Energy by the weighted average number of shares of Noble Energy common stock outstanding during each period. The following table summarizes the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2018	2017	2018	2017
Net (Loss) Income and Comprehensive (Loss) Income Attributable to Noble Energy	$(23)	$(1,512)	$531	$(1,476)
Weighted Average Number of Shares Outstanding, Basic	484	472	485	452
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust	—	—	2	—
Weighted Average Number of Shares Outstanding, Diluted	484	472	487	452
(Loss) Income Per Share, Basic	$(0.05)	$(3.20)	$1.09	$(3.27)
(Loss) Income Per Share, Diluted	(0.05)	(3.20)	1.09	(3.27)
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	14	16	14	15

Note 11. Segment Information
We have the following reportable segments: United States (US onshore and Gulf of Mexico (until April 2018)); Eastern Mediterranean (Israel and Cyprus); West Africa (Equatorial Guinea, Cameroon and Gabon); Other International (Falkland Islands, Suriname, Canada, and New Ventures); and Midstream. The Midstream segment includes the consolidated accounts of Noble Midstream Partners, US onshore equity method investments and other US onshore midstream assets.
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

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter- ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other (1)	Corporate
Three Months Ended June 30, 2018
Crude Oil Sales	$749	$635	$2	$112	$—	$—	$—	$—
NGL Sales	137	137	—	—	—	—	—	—
Natural Gas Sales	214	98	111	5	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	1,100	870	113	117	—	—	—	—
Income from Equity Method Investees and Other	64	—	—	36	—	28	—	—
Sales of Purchased Oil and Gas	66	24	—	—	—	42	—	—
Intersegment Revenues	—	—	—	—	—	85	(85)	—
Total Revenues	1,230	894	113	153	—	155	(85)	—
Lease Operating Expense	132	114	5	19	—	—	(6)	—
Production and Ad Valorem Taxes	50	48	—	—	—	2	—	—
Gathering, Transportation and Processing Expense	100	133	—	—	—	22	(55)	—
Other Royalty Expense	10	10	—	—	—	—	—	—
Total Production Expense	292	305	5	19	—	24	(61)	—
DD&A	465	394	15	26	—	22	(4)	12
Loss (Gain) on Divestitures	(78)	21	10	—	—	(109)	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Purchased Oil and Gas	71	31	—	—	—	40	—	—
Loss on Commodity Derivative Instruments	249	196	—	53	—	—	—	—
(Loss) Income Before Income Taxes	10	(90)	62	48	(13)	175	(18)	(154)

Three Months Ended June 30, 2017
Crude Oil Sales	$557	$458	$1	$98	$—	$—	$—	$—
NGL Sales	108	108	—	—	—	—	—	—
Natural Gas Sales	352	214	132	6	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	1,017	780	133	104	—	—	—	—
Income from Equity Method Investees and Other	42	—	—	25	—	17	—	—
Intersegment Revenues	—	—	—	—	—	69	(69)	—
Total Revenues	1,059	780	133	129	—	86	(69)	—
Lease Operating Expense	124	105	6	18	—	—	(5)	—
Production and Ad Valorem Taxes	32	32	—	—	—	—	—	—
Gathering, Transportation and Processing Expense	121	142	—	—	—	17	(38)	—
Other Royalty Expense	6	6	—	—	—	—	—	—
Total Production Expense	283	285	6	18	—	17	(43)	—
DD&A	503	427	19	39	1	5	—	12
Loss on Marcellus Shale Upstream Divestiture	2,322	2,322	—	—	—	—	—	—
Loss on Commodity Derivative Instruments	(57)	(51)	—	(6)	—	—	—	—
(Loss) Income Before Income Taxes	(2,334)	(2,319)	106	72	(4)	58	(13)	(234)

Six Months Ended June 30, 2018
Crude Oil Sales	$1,522	$1,317	$4	$201	$—	$—	$—	$—
NGL Sales	283	283	—	—	—	—	—	—
Natural Gas Sales	468	218	240	10	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	2,273	1,818	244	211	—	—	—	—
Income from Equity Method Investees and Other	124	—	—	71	—	53	—	—
Sales of Purchased Oil and Gas	119	55	—	—	—	64	—	—
Intersegment Revenues	—	—	—	—	—	166	(166)	—
Total Revenues	2,516	1,873	244	282	—	283	(166)	—
Lease Operating Expense	287	240	12	41	—	—	(6)	—
Production and Ad Valorem Taxes	104	101	—	—	—	3	—	—
Gathering, Transportation and Processing Expense	195	260	—	—	—	43	(108)	—
Other Royalty Expense	27	27	—	—	—	—	—	—
Total Production Expense	613	628	12	41	—	46	(114)	—
DD&A	933	800	28	52	—	38	(8)	23
Gain on Divestitures	(666)	15	(376)	—	—	(305)	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Asset Impairments	168	168	—	—	—	—	—	—
Purchased Oil and Gas	128	67	—	—	—	61	—	—
Loss on Commodity Derivative Instruments	328	260	—	68	—	—	—	—
Income (Loss) Before Income Taxes	553	(127)	535	112	(27)	428	(40)	(328)

Six Months Ended June 30, 2017
Crude Oil Sales	$1,084	$897	$2	$185	$—	$—	$—	$—
NGL Sales	213	213	—	—	—	—	—	—
Natural Gas Sales	714	440	263	11	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	2,011	1,550	265	196	—	—	—	—
Income from Equity Method Investees and Other	84	—	—	52	—	32	—	—
Intersegment Revenues	—	—	—	—	—	127	(127)	—
Total Revenues	2,095	1,550	265	248	—	159	(127)	—
Lease Operating Expense	263	211	14	40	—	—	(2)	—
Production and Ad Valorem Taxes	73	72	—	—	—	1	—	—
Gathering, Transportation and Processing Expense	240	280	—	—	—	32	(72)	—
Other Royalty Expense	10	10	—	—	—	—	—	—
Total Production Expense	586	573	14	40	—	33	(74)	—
DD&A	1,031	886	37	74	2	10	—	22
Loss on Marcellus Shale Upstream Divestiture	2,322	2,322	—	—	—	—	—	—
Gain on Commodity Derivative Instruments	(167)	(154)	—	(13)	—	—	—	—
Income (Loss) Before Income Taxes	(2,275)	(2,251)	207	138	(11)	107	(35)	(430)

June 30, 2018
Goodwill (2)	$1,402	$1,291	$—	$—	$—	$111	$—	$—
Total Assets	21,854	15,138	2,996	1,275	62	2,280	(140)	243
December 31, 2017
Goodwill (2)	1,310	1,310	—	—	—	—	—	—
Total Assets	21,476	15,767	2,846	1,308	114	1,357	(163)	247

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

Note 12. Commitments and Contingencies
Legal Proceedings   We are involved in various legal proceedings in the ordinary course of business. These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters, and we believe that the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Marcellus Shale Firm Transportation Contracts In connection with the 2017 Marcellus Shale upstream divestiture, we retained certain firm transportation obligations to flow Marcellus Shale natural gas production to various markets inside and outside of the Marcellus Basin. Our financial commitment for these agreements, which have remaining terms of approximately four to 15 years, is approximately $1.4 billion, undiscounted. The agreements for firm transportation primarily relate to services on certain pipelines which were placed into service in late 2017 and early 2018 or for services on new pipeline projects to be constructed by, and connecting to, existing and new interstate pipeline systems, with estimated in-service dates in late 2018.
We are currently engaged in actions to commercialize these commitments which provide for the transportation of 450,000 MMBtu/d of natural gas. Actions include the permanent assignment of capacity, negotiation of capacity release, utilization of capacity through purchase of third party natural gas, and other potential arrangements. We continue to expect these actions, some of which may require pipeline and/or FERC approval, to ultimately reduce our financial commitment associated with these contracts. At the date each pipeline is placed in service and our commitment begins, we will evaluate our position. If we determine that we will not utilize a portion, or all, of the contracted pipeline capacity, we will accrue a liability at fair value for the net amount of the estimated remaining financial commitment.
We cannot guarantee our commercialization efforts will be successful and we may recognize substantial future liabilities, at fair value, for the net amount of the estimated remaining commitments under these contracts. As of June 30, 2018, our exit cost accrual, relating to certain transportation arrangements, totals $83 million, discounted. For the first six months of 2018, we incurred expense of $3 million related to unutilized transportation related to these contracts.
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
The Consent Decree, which alleges violations of the Colorado Air Pollution Prevention and Control Act and Colorado’s federal approved State Implementation Plan, specifically Colorado Air Quality Control Commission Regulation Number 7, requires us to perform certain corrective actions, to complete mitigation projects, to complete supplemental environmental projects (SEP), and to pay a civil penalty. Costs associated with the settlement consist of $5 million in civil penalties which were paid in 2015. Mitigation costs of $5 million and SEP costs of $4 million are being expended in accordance with schedules established in the Consent Decree. Costs associated with the injunctive relief are also being expended in accordance with schedules established in the Consent Decree. Since 2015, we have incurred approximately $83 million to undertake corrective actions at certain tank systems following the outcome of adequacy of design evaluations and certain operation and maintenance activities to handle potential peak instantaneous vapor flow rates. Future costs associated with injunctive relief are not yet precisely quantifiable as we are continually evaluating various approaches to meet the ongoing obligations of the Consent Decree.
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
Colorado Mechanical Integrity Testing Matter In July 2018, we received Notices of Alleged Violation (NOAVs) from the COGCC for alleged noncompliance of State mechanical integrity testing rules at eight shut-in wells in Weld County, Colorado.  The NOAVs order us to repair or plug and abandon each of the eight wells (or provide proof that such work has been completed) and to submit to COGCC certain environmental data.  We have met with COGCC enforcement leadership to discuss this matter and are working to timely complete the required corrective actions and submit the data requested in the NOAVs.  Given the uncertainty associated with administrative actions of this nature, we are unable to predict the ultimate outcome of this action at this time but believe that the resolution of this action will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a narrative about our business from the perspective of management. We use common industry terms, such as thousand barrels of oil equivalent per day (MBoe/d) and million cubic feet equivalent per day (MMcfe/d), to discuss production and sales volumes. Our MD&A is presented in the following major sections:

•	Executive Overview;

•	Operating Outlook;

•	Results of Operations – E&P;

•	Results of Operations – Midstream;

•	Results of Operations – Corporate; and

•	Liquidity and Capital Resources.

The preceding consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with our MD&A.

EXECUTIVE OVERVIEW
The following discussion highlights significant operating and financial results for second quarter 2018. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Achievements
Since 2015, we have strategically repositioned our portfolio to focus capital investment primarily in US onshore plays, including the DJ and Delaware Basins and Eagle Ford Shale, and on our international offshore assets in the Eastern Mediterranean and West Africa. The focus of our capital programs in these areas is expected to positively impact our future cash flows and margins. Going forward, we are concentrating our exploration capabilities on higher-impact opportunities that can drive substantial long-term value creation.
During second quarter 2018, we exited the Gulf of Mexico and continued to progress our US onshore drilling and completions activities and advanced our Eastern Mediterranean and West Africa regional natural gas developments. Financially, we strengthened our balance sheet through reduction of debt.
Second quarter 2018 achievements include the following:
Sales Volumes We delivered quarterly sales volumes of 346 MBoe/d with approximately 56% of our production mix attributable to crude oil and NGLs. Reported volumes reflect the impact of adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). See Exploration and Production (E&P) – Results of Operations.
Gulf of Mexico Asset Sale In second quarter 2018, we completed the sale of our Gulf of Mexico assets, including our interests in six producing fields and all undeveloped leases. We received cash consideration of $383 million, net of customary price adjustments. We recognized impairment expense of $168 million in first quarter 2018 and an additional loss of $19 million in second quarter 2018. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures.
Agreement to Progress Alen Natural Gas Development In May 2018, we announced the execution of a Heads of Agreement establishing the framework for development of natural gas from the Alen field, resulting in access to global liquefied natural gas (LNG) markets. Sanction of the project is contingent upon final commercial agreements being executed. See Exploration and Production (E&P) – Development Projects.
Strategic EPIC Pipeline Agreement During second quarter 2018, we finalized a strategic agreement with EPIC Pipeline, LP (EPIC) to transport crude oil from our Delaware Basin acreage position to Corpus Christi, Texas. We have secured firm capacity for 100 MBbl/d, gross, of crude oil for a 10-year period beginning at pipeline start-up. In addition, we secured options for ownership interests in EPIC's crude oil and NGL pipelines. See Exploration and Production (E&P) – Development Projects.

Delaware Basin Firm Crude Oil Sales Agreement In June 2018, we supplemented our Delaware Basin takeaway position through the execution of a five-year agreement for firm gross sales of at least 10 MBbl/d of crude oil beginning in July 2018, increasing to 20 MBbl/d beginning in October 2018 and for the remainder of the agreement. See Exploration and Production (E&P) – Development Projects.
Hedging Activities We entered into additional strategic crude oil basis swap contracts for 2018-2020 in order to establish a fixed amount for the differential between pricing in Midland, Texas, and Cushing, Oklahoma, thus mitigating the price risk associated with our Delaware Basin production. See Item 1. Financial Statements – Note 4. Derivative Instruments and Hedging Activities.
CNX Midstream Partners Unit Sale During second quarter 2018, we sold 7.5 million CNX Midstream Partners common units, or approximately one-third of our investment, receiving net proceeds of approximately $135 million, net of underwriting fees. We continue to hold 14.2 million common units. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures.
Senior Note Redemption To further strengthen our balance sheet and reduce nearer-term maturities, we redeemed $379 million of Senior Notes due May 1, 2021, which had been assumed in the 2015 Rosetta Merger, in May 2018 for $395 million and recognized a gain of $5 million. See Item 1. Financial Statements – Note 5. Debt.
Share Repurchases In accordance with the $750 million share repurchase program authorized by our Board of Directors earlier this year, we repurchased and retired 1.8 million shares of common stock at an average purchase price of $35.15 per share during second quarter 2018.
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
If commodity prices decline or operating costs begin to rise, we could experience material negative impacts on our revenues, profitability, cash flows, liquidity and proved reserves, and, in response, we may consider reductions in our capital program or dividends, asset sales or operating cost structure. Our production and our stock price could decline as a result of these potential developments.
Adoption of ASC 606
As of January 1, 2018, we adopted ASC 606, using the modified retrospective method. ASC 606 adoption did not have an impact on the opening balance of retained earnings, and resulted in de minimis increases of $2 million and $7 million to both revenues and expenses for the second quarter and the first six months of 2018, respectively. ASC 606 adoption did not affect operating or net income or operating cash flows. Comparative information for the prior periods has not been recast and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard did not impact our financial position and we do not expect that it will going forward. See Exploration and Production (E&P) – Results of Operations.
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

•
increased industry drilling activity in the basins in which we operate, which may cause US onshore cost inflation pressure and result in certain current production becoming less profitable or uneconomic;

•	Israeli industrial and residential demand for electricity, which is largely impacted by weather conditions and conversion of the Israeli electricity portfolio from coal to natural gas;

•	timing of crude oil and condensate liftings impacting sales volumes in West Africa;

•	natural field decline in the US onshore and offshore Equatorial Guinea;

•	additional purchases of producing properties or divestments of operating assets;

•	potential weather-related volume curtailments (e.g., due to winter storms and flooding) impacting US onshore operations;

•	availability or reliability of supplier materials and services, including access to support equipment and/or facilities which may cause delays in operations;

•
availability of, or curtailments imposed by, third party processing facilities, which could result in capacity constraints, and interruptions in midstream processing, which may cause production and sales volumes impacts;

•	occurrence of pipeline disruptions, which may cause delays, restrictions or interruptions in production and/or midstream processing;

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
2018 Capital Investment Program  Our 2018 capital investment program is designed to deliver near and long-term value and is flexible in the current commodity price environment. Excluding capital funded by Noble Midstream Partners, our initial 2018 program accommodated an investment level of approximately $2.7 to $2.9 billion and was contemplated using a West Texas Intermediate price assumption of $50 per barrel. We have revised our capital program to accommodate an investment level of approximately $3 billion, reflecting increased onshore facility spend from the first half of 2018 and inflation in the US onshore as a result of the higher commodity price environment.
Approximately 95% of the capital program is being allocated to US onshore development, associated midstream infrastructure and the Eastern Mediterranean. In addition, given industry constraints in the Permian Basin, we plan to reallocate some near-term investment to our other US onshore basins. This will ensure that we are optimizing our development plans and timing our Delaware Basin activity to benefit from necessary takeaway infrastructure planned for next year.
The remaining portion of the capital program is designated for other activities, including lease acquisition, seismic and other geological analysis in support of future exploration prospects, as well as other corporate activities.
We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	commodity prices, including price realizations on specific crude oil, natural gas and NGL production;

•	operating and development costs;

•	production, drilling and delivery commitments, or other contractual obligations;

•	access and availability of gathering, transportation, takeaway and processing capacity for US onshore production volumes;

•	drilling results;

•	property acquisitions and divestitures;

•	exploration activity;

•	cash flows from operations;

•	indebtedness levels;

•	availability of financing or other sources of funding;

•	impact of new laws and regulations on our business practices, including potential legislative or regulatory changes regarding the use of hydraulic fracturing; and

•	potential changes in the fiscal regimes of the US and other countries in which we operate.
See Liquidity and Capital Resources – Financing Activities.
Regulatory Update During the first six months of 2018, the US Administration imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and/or aluminum products from Argentina, Brazil, and South Korea (Australia has been exempted from the imposition of tariffs and implementation of quotas).  Key US trading partners have threatened to retaliate, or already have retaliated, against imports of US-origin goods and have initiated litigation at the World Trade Organization. The US oil and gas industry relies on steel for drilling and completion of new wells, as well as for facility production at refineries, petrochemical plants and pipelines. Much of the steel required is in the form of specialty steel products, manufactured to exact specifications, and may not be available domestically in sufficient quantities.

Implementation of these tariffs will likely increase prices for specialty and other products used in various aspects of upstream, midstream and downstream activities. Furthermore, the tariffs and quantitative restrictions may cause disruption in the energy industry’s supply chain, resulting in delay or cessation of drilling efforts or postponement or cancellation of new inter- or intra-state pipeline projects, that the industry is relying on to transport its increasing onshore production to market, as well as endangering US LNG export projects resulting in negative impacts on natural gas production.
In addition, countries subject to the tariffs have threatened to retaliate with tariffs on American products, potentially resulting in escalating trade disputes with certain trade partners. Trade and/or tariff disputes could result in increased costs or shortages of materials and supplies the industry relies on to produce, process and transport its oil and gas production. Moreover, trade and/or tariff disputes, could have negative impacts on the US and global economies overall and could result in less demand for our products.
EXPLORATION AND PRODUCTION (E&P)
We continue to advance our major development projects, which we expect to deliver incremental production and cash flows over the next several years.
Sanctioned Ongoing Development Projects
A "sanctioned" development project is one for which a final investment decision has been reached. Updates on major development projects are as follows:
DJ Basin (US Onshore)   Our activities during second quarter 2018 were focused primarily in the Wells Ranch and East Pony integrated development plan (IDP) areas. During the quarter, we operated one to two drilling rigs, completed 31 wells and commenced production on 16 wells. Average sales volumes during second quarter 2018 were 121 MBoe/d, including 10 MBoe/d due to ASC 606 adoption. We have expanded drilling and completion activities into the Mustang IDP area, where we have a large contiguous acreage position, and added a drilling rig in this IDP during second quarter 2018. Our development plan in this area includes applying multiple techniques from our other successful US onshore plays, including utilizing row development concepts, enhanced completion designs, capital-efficient facility designs, and other techniques to optimize project returns.
Delaware Basin (US Onshore) During second quarter 2018, we operated an average of six drilling rigs, completed 22 wells and commenced production on 23 wells, with the majority of our activity focused on long laterals and multi-well pads targeting multiple zones within the basin. We averaged 47 MBoe/d of sales volumes during second quarter 2018, with approximately 70% of our production mix attributable to crude oil. During second quarter 2018, we commenced operations at two additional central gathering facilities (CGFs).
Also during second quarter 2018, we secured firm capacity with EPIC for transport of 100 MBbl/d, gross, of crude oil from the Delaware Basin to Corpus Christi, Texas, for a 10-year period beginning at pipeline start-up. We have dedicated substantially all our Delaware Basin acreage position in Reeves County, Texas to the EPIC crude oil pipeline, which the operator anticipates will commence operations in the fourth quarter of 2019. This strategic agreement is expected to provide long-term flow assurance for our rapidly growing Delaware Basin crude oil volumes. With this agreement, we have further diversified our US onshore marketing outlets with access to the Texas Gulf Coast and global markets, at an attractive pipeline transport cost.
As part of the EPIC strategic relationship, we secured options to acquire up to 30% ownership interest in the company that owns the EPIC crude oil pipeline. In addition, Noble Midstream Partners secured an option to acquire up to 15% ownership interest in the company that owns the EPIC NGL pipeline. Both options expire in first quarter 2019.
In June 2018, we supplemented our Delaware Basin takeaway position with an additional firm sales agreement, which will result in our crude oil reaching the Gulf Coast. The five-year agreement provides for firm gross sales of at least 10 MBbl/d of crude oil beginning in July 2018, increasing to 20 MBbl/d beginning in October 2018 and for the remainder of the agreement. Crude oil sold under the agreement will initially utilize the buyer's existing firm transport capacity to Corpus Christi. Shortly following commencement of full service of the EPIC crude oil pipeline, it is anticipated that crude oil sales under the agreement will be transported by way of our firm transportation capacity. We previously executed firm sales agreements to the Texas Gulf Coast or Cushing, Oklahoma markets for Delaware Basin crude oil covering gross oil volumes of 10 MBbl/d for the second half of 2018 and 5 MBbl/d for 2019.
Eagle Ford Shale (US Onshore) During second quarter 2018, we operated an average of one drilling rig, completed four wells and commenced production on nine wells, primarily focused within the Upper and Lower Eagle Ford formation zones. In addition, we commenced construction of a central gathering and production facility in the northern area of Gates Ranch. This facility will provide separation and compression capabilities for our upcoming multi-well completion program expected to begin later in 2018. We continue to execute our development plan and averaged sales volumes of 76 MBoe/d during second quarter 2018.

Tamar Natural Gas Project (Eastern Mediterranean) In second quarter 2018, offshore Israel sales volumes averaged 227 MMcfe/d, net, and on a gross basis, sales volumes reached a cumulative milestone delivering 1.6 Tcf of natural gas to-date. Second quarter gross sales volumes established a quarterly production record of more than 1 Bcf/d, driven by continued coal displacement in power generation and warm seasonal weather.
Leviathan Natural Gas Project (Eastern Mediterranean) 2018 represents the peak year for capital investments for the initial phase of Leviathan development, offshore Israel. The project is now nearly 60% complete and remains on budget and on schedule. We have commenced construction of the onshore pipeline, completed drilling of Leviathan 3 and 7 wells, and began completion operations at the Leviathan 4 well. First natural gas sales are anticipated by the end of 2019.
Unsanctioned Development Projects
West Africa Natural Gas Monetization   We continue efforts to monetize our significant natural gas discoveries offshore West Africa. A natural gas development team has been working with local governments to evaluate natural gas monetization concepts and progress negotiations of required contracts. In May 2018, we announced the execution, along with the Government of the Republic of Equatorial Guinea and necessary third-parties, of a Heads of Agreement establishing the framework for development of natural gas from the Alen field. The agreement outlines the high-level commercial terms for Alen natural gas to be processed through Alba Plant LLC’s liquefied petroleum gas (LPG) plant and Equatorial Guinea LNG Holdings Limited’s LNG plant. Both plants are located in Punta Europa. The contemplated structure would result in Alen gas being marketed to global LNG markets. Sanction of the project is contingent upon final commercial agreements being executed.
Existing production and processing facilities in place at the Alen platform and in Punta Europa require certain modifications to produce and process the Alen natural gas. The agreement contemplates construction of a 65-kilometer pipeline to transport natural gas from the Alen platform to the facilities in Punta Europa.
Cyprus Natural Gas Project (Offshore Cyprus) We continue to work with the Government of Cyprus on a plan of development for the Aphrodite field that, as currently planned, would deliver natural gas to regional customers. In addition, we are focused on capital cost improvements, as well as natural gas marketing efforts and execution of natural gas sales and purchase agreements, which, once secured, will progress the project to a final investment decision.
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
Results of Operations
Highlights for our E&P business were as follows:
Second Quarter 2018 Significant E&P Operating Highlights Included:

•	total average daily sales volumes of 346 MBoe/d, net;

•	record average daily sales volumes for US onshore crude oil of 105 MBbl/d, net;

•	record average daily sales volumes of over 1 Bcf/d, gross, in Israel, primarily from the Tamar field;

•	closed the Gulf of Mexico asset divestiture; and

•	executed Heads of Agreement regarding framework for development of natural gas from the Alen field, offshore Equatorial Guinea.
Second Quarter 2018 E&P Financial Results Included:

•	net cash proceeds of $383 million, after closing adjustments, received from the Gulf of Mexico asset sale;

•	total loss of $249 million on commodity derivative instruments;

•	pre-tax income of $7 million, as compared with pre-tax loss of $2.1 billion for second quarter 2017; and

•	capital expenditures, excluding acquisitions, of $787 million, as compared with $613 million for second quarter 2017.

Following is a summarized statement of operations for our E&P business:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Oil, NGL and Gas Sales to Third Parties (1)	$1,100	$1,017	$2,273	$2,011
Sales of Purchased Gas (2)	24	—	55	—
Income from Equity Method Investees	36	25	71	52
Total Revenues	1,160	1,042	2,399	2,063
Production Expense (1)	329	309	681	627
Exploration Expense	29	30	64	72
Depreciation, Depletion and Amortization	435	486	880	999
Purchases of Gas (2)	31	—	67	—
Loss on Marcellus Shale Upstream Divestiture	—	2,322	—	2,322
(Loss) Gain on Divestitures (3)	31	—	(361)	—
Asset Impairments (3)	—	—	168	—
Loss (Gain) on Commodity Derivative Instruments	249	(57)	328	(167)
Clayton Williams Energy Acquisition Expenses (3)	—	90	—	94
Income (Loss) Before Income Taxes	7	(2,145)	493	(1,917)

(1)
On January 1, 2018, we adopted ASC 606. As a result of adoption, we changed the presentation of certain US midstream processing arrangements as related to net and gross presentation of revenues and expenses. This presentation change resulted in increases to revenues, and corresponding increases to production expense, of $2 million and $7 million for second quarter and the first six months of 2018, respectively. See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)
Beginning in first quarter 2018, as part of our Marcellus Shale firm transportation mitigation efforts, we entered into certain transactions for the purchase of third party natural gas and the subsequent sale of natural gas to other third parties.

(3)	Amount relates to the Gulf of Mexico asset sale. See Item 1. Financial Statements - Note 3. Acquisitions and Divestitures.

Oil, NGL and Gas Sales
Average daily sales volumes and average realized sales prices, which exclude gains and losses related to commodity derivative instruments, were as follows:

	Sales Volumes (1)				Average Realized Sales Prices (1)
	Crude Oil & Condensate (MBbl/d)	NGLs (MBbl/d)	Natural Gas (MMcf/d)	Total (MBoe/d) (2)	Crude Oil & Condensate (Per Bbl)	NGLs (Per Bbl)	Natural Gas (Per Mcf)
Three Months Ended June 30, 2018
United States (3)	108	62	467	247	$64.67	$24.46	$2.29
Eastern Mediterranean	—	—	225	38	—	—	5.46
West Africa (4)	17	—	225	54	72.79	—	0.27
Total Consolidated Operations	125	62	917	339	65.77	24.46	2.57
Equity Investees (5)	2	5	—	7	76.07	43.36	—
Total	127	67	917	346	$65.93	$25.90	$2.57
Three Months Ended June 30, 2017
United States	110	63	736	296	$45.78	$18.79	$3.20
Eastern Mediterranean	—	—	272	46	—	—	5.34
West Africa (4)	22	—	231	60	49.53	—	0.27
Total Consolidated Operations	132	63	1,239	402	46.40	18.79	3.13
Equity Investees (5)	2	4	—	6	50.93	34.46	—
Total	134	67	1,239	408	$46.49	$19.84	$3.13
Six Months Ended June 30, 2018
United States (3)	115	63	486	259	$63.23	$25.00	$2.47
Eastern Mediterranean	—	—	243	41	—	—	5.47
West Africa (4)	16	—	215	51	70.65	—	0.27
Total Consolidated Operations	131	63	944	351	64.13	25.00	2.74
Equity Investees (5)	2	5	—	7	71.56	41.61	—
Total	133	68	944	358	$64.22	$26.27	$2.74
Six Months Ended June 30, 2017
United States	105	56	733	283	$47.31	$21.04	$3.32
Eastern Mediterranean	—	—	272	46	—	—	5.33
West Africa (4)	20	—	237	59	51.28	—	0.27
Total Consolidated Operations	125	56	1,242	388	47.95	21.04	3.18
Equity Investees (5)	2	5	—	7	51.71	35.38	—
Total	127	61	1,242	395	$48.01	$22.29	$3.18

(1)
On January 1, 2018, we adopted ASC 606. As a result of adoption, we changed the presentation of certain US midstream processing arrangements as related to net and gross presentation of revenues and expenses. See Item 1. Financial Statements – Note 2. Basis of Presentation. This presentation change resulted in the following:

◦	increases in NGL revenues, and corresponding increases in production expense, of $4 million and $9 million for second quarter 2018 and the first six months of 2018, respectively;

◦	decreases in natural gas revenues, and corresponding decreases in production expense, of $2 million for both second quarter 2018 and the first six months of 2018;

◦	increases in NGL and natural gas sales volumes of 5 MBbl/d and 31 MMcf/d, respectively, for both second quarter 2018 and the first six months of 2018, respectively; and

◦
reductions in average realized NGL and natural gas sales prices of $1.31/Bbl and $0.11/Mcf, respectively, for second quarter 2018 and $1.09/Bbl and $0.10/Mcf, respectively, for the first six months of 2018.

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

(3)
Includes 3 MBoe/d and 14 MBoe/d for second quarter and the first six months of 2018, respectively, related to Gulf of Mexico assets sold in April 2018. See Item Financial Statements – Note 3. Acquisitions and Divestitures.

(4)
Natural gas from the Alba field in Equatorial Guinea is sold under contract for $0.25 per MMBtu to a methanol plant, an LPG plant, an LNG plant and a power generation plant. The methanol and LPG plants are owned by affiliated entities accounted for under the equity method of accounting.

(5)	Volumes represent sales of condensate and LPG from the LPG plant in Equatorial Guinea. See Income from Equity Method Investees, below.
An analysis of revenues from sales of crude oil, natural gas and NGLs is as follows:

	Sales Revenues
(millions)	Crude Oil & Condensate	NGLs	Natural Gas	Total
Three Months Ended June 30, 2017	$557	$108	$352	$1,017
Changes due to
Decrease in Sales Volumes	(31)	(10)	(107)	(148)
Increase (Decrease) in Sales Prices (1)	223	35	(29)	229
Impact of ASC 606 Adoption	—	4	(2)	2
Three Months Ended June 30, 2018	$749	$137	$214	$1,100

Six Months Ended June 30, 2017	$1,084	$213	$714	$2,011
Changes due to
Increase (Decrease) in Sales Volumes	49	1	(192)	(142)
Increase (Decrease) in Sales Prices (1)	389	60	(52)	397
Impact of ASC 606 Adoption	—	9	(2)	7
Six Months Ended June 30, 2018	$1,522	$283	$468	$2,273
(1) Changes exclude gains and losses related to commodity derivate instruments.
Crude Oil and Condensate Sales Revenues Revenues from crude oil and condensate sales increased second quarter and the first six months of 2018 as compared with 2017 due to the following:

•	increases of 42% and 34% for second quarter and the first six months of 2018, respectively, in average realized prices due to the partial rebalancing of global supply and demand factors; and

•
higher US onshore sales volumes of 17 MBbl/d and 22 MBbl/d for second quarter and the first six months of 2018, respectively, primarily driven by an increase in development activity in the Delaware Basin and DJ Basin and the Clayton Williams Energy acquisition;

partially offset by:

•
lower Gulf of Mexico sales volumes of 19 MBbl/d and 12 MBbl/d for second quarter and the first six months of 2018, respectively, due to natural field decline as well as the sale of the Gulf of Mexico assets in April 2018; and

•	lower offshore Equatorial Guinea sales volumes of 5 MBbl/d and 4 MBbl/d for second quarter and the first six months of 2018, respectively, due to natural field decline.
NGL Sales Revenues Revenues from NGL sales increased second quarter and the first six months of 2018 as compared with 2017 due to the following:

•
higher US onshore sales volumes of 4 MBbl/d (exclusive of 5 MBbl/d from adoption of ASC 606) and 13 MBbl/d (exclusive of 5 MBbl/d from adoption of ASC 606) for second quarter and the first six months of 2018, respectively, primarily attributable to development activities in the southern area of Gates Ranch in the Eagle Ford Shale;

•	increases of 37% and 24% in average realized prices for second quarter and the first six months of 2018, respectively, due to the partial rebalancing of domestic supply and demand factors; and

•	increases of $4 million and $9 million for second quarter and the first six months of 2018, respectively, associated with the adoption of ASC 606;
partially offset by:

•	lower sales volumes of 9 MBbl/d for second quarter and the first six months of 2018, due to the divestiture of the Marcellus Shale upstream assets in second quarter 2017.

Natural Gas Sales Revenues Revenues from natural gas sales decreased second quarter and the first six months of 2018 as compared with 2017 due to the following:

•
lower sales volumes of 331 MMcf/d and 350 MMcf/d for second quarter and the first six months of 2018, respectively, due to the divestiture of the Marcellus Shale upstream assets in second quarter 2017;

•	lower sales volumes in Israel due to the sale of a 7.5% interest in the Tamar field;

•
lower Gulf of Mexico sales volume of 14 MMcf/d and 8 MMcf/d for the second quarter and the first six months of 2018, respectively, due to natural field decline as well as the sale of the Gulf of Mexico assets in April 2018;

•
lower sales volumes of 6 MMcf/d and 21 MMcf/d for second quarter and the first six months of 2018, respectively, from the Alba field, offshore Equatorial Guinea, due to natural field decline and timing of field maintenance; and

•
decreases of 14% and 10% in average realized prices for second quarter and the first six months of 2018, respectively, due to the impact of increased onshore US supply, as well as wider summer price differentials for both DJ and Delaware Basin volumes;

partially offset by:

•
higher US onshore sales volumes of 53 MMcf/d (exclusive of 31 MMcf/d from adoption of ASC 606) and 89 MMcf/d (exclusive of 31 MMcf/d from adoption of ASC 606) the second quarter and the first six months of 2018, respectively, primarily attributable to development activities in the DJ Basin and the southern area of Gates Ranch in the Eagle Ford Shale; and

•	higher sales volumes in Israel due to increased demand.
Sales of Purchased Gas, Net Beginning in first quarter 2018, we entered into purchase transactions and separate sale transactions with third parties at prevailing market prices to mitigate unutilized pipeline transportation commitments, primarily related to retained Marcellus Shale natural gas firm transportation agreements. Revenues and expenses from the sales and purchases are recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased commodity before it is transferred to the customer. Transportation costs incurred related to utilization of the retained Marcellus Shale firm transportation agreements are recorded within purchases of gas in our consolidated statements of operations. For second quarter and the first six months of 2018, the net effect of third party purchases and sales of natural gas were losses of $7 million and $12 million, respectively.
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
Income from equity method investees increased during the first six months of 2018 as compared with 2017. The increase includes a $6 million increase from Atlantic Methanol Production Company, LLC (AMPCO), our methanol investee, and a $12 million increase from Alba Plant, our LPG investee, all primarily driven by rising commodity prices.

Production Expense   Components of production expense from our E&P operations were as follows:

(millions, except unit rate)	Total per BOE (1) (2)	Total	United States (2)	Eastern Mediter- ranean	West Africa
Three Months Ended June 30, 2018
Lease Operating Expense (3)	$4.47	$138	$114	$5	$19
Production and Ad Valorem Taxes	1.56	48	48	—	—
Gathering, Transportation and Processing (4)	4.31	133	133	—	—
Other Royalty Expense	0.33	10	10	—	—
Total Production Expense	$10.67	$329	$305	$5	$19
Total Production Expense per BOE		$10.67	$13.55	$1.47	$3.84
Three Months Ended June 30, 2017
Lease Operating Expense (3)	$3.54	$129	$105	$6	$18
Production and Ad Valorem Taxes	0.89	32	32	—	—
Gathering, Transportation and Processing (4)	3.89	142	142	—	—
Other Royalty Expense	0.16	6	6	—	—
Total Production Expense	$8.48	$309	$285	$6	$18
Total Production Expense per BOE		$8.48	$10.60	$1.46	$3.28
Six Months Ended June 30, 2018
Lease Operating Expense (3)	$4.62	$293	$240	$12	$41
Production and Ad Valorem Taxes	1.59	101	101	—	—
Gathering, Transportation and Processing (4)	4.10	260	260	—	—
Other Royalty Expense	0.43	27	27	—	—
Total Production Expense	$10.74	$681	$628	$12	$41
Total Production Expense per BOE		$10.74	$13.42	$1.64	$4.39
Six Months Ended June 30, 2017
Lease Operating Expense (3)	$3.78	$265	$211	$14	$40
Production and Ad Valorem Taxes	1.03	72	72	—	—
Gathering, Transportation and Processing (4)	3.99	280	280	—	—
Other Royalty Expense	0.14	10	10	—	—
Total Production Expense	$8.94	$627	$573	$14	$40
Total Production Expense per BOE		$8.94	$11.20	$1.71	$3.72

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

(2)	United States E&P production expense includes charges from our midstream operations that are eliminated on a consolidated basis. See Item 1. Financial Statements – Note 11. Segment Information.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.

(4)
Upon adoption of ASC 606 on January 1, 2018, we changed the presentation for certain of our gathering, transportation and processing expenses in accordance with the control model under the new standard. As such, we reflected increases of $2 million and $7 million to gathering, transportation and processing expense related to US operations for second quarter and the first six months of 2018, respectively. On a per BOE basis, including the increase in production volumes, the presentation change resulted in decreases of $0.46/Boe and $0.35/Boe for US production expense for the second quarter and the first six months of 2018, respectively. No other geographical locations were affected by the presentation change. Comparative information for the prior period has not been recast and continues to be reported under ASC 605, Revenue Recognition, the accounting standard in effect for the prior period.

For second quarter and the first six months of 2018, total production expense increased as compared with 2017 due to the following:

•	an increase in US lease operating expense primarily due to increased development activities resulting in added production in across each of our onshore US basins;

•	an increase in US production and ad valorem taxes due to higher commodity prices;

•
an increase in US gathering, transportation and processing expense attributable to development activities in the southern area of Gates Ranch in the Eagle Ford Shale which led to increased sales volumes; and

•	an increase in US other royalty expense due to increased commodity market prices;
partially offset by:

•
a decrease in first quarter 2018 in US lease operating expense in the Gulf of Mexico due to lower production caused by natural field decline and the subsequent sale of the assets in second quarter 2018; and

•	decreases in US lease operating and gathering, transportation and processing expenses due to the divestiture of the Marcellus Shale upstream assets in second quarter 2017.
Production expense on a per BOE basis increased for the second quarter and the first six months of 2018, as compared with 2017 primarily due to the decrease in total sales volumes driven by the divestiture of the Marcellus Shale upstream assets in second quarter 2017, coupled with an increase in certain production expenses noted above. Specifically, the divestiture of the Marcellus Shale upstream assets removed lower-cost, natural gas-focused sales volumes from our portfolio, while an increase in volumes from the Delaware Basin and Eagle Ford Shale contributed higher-cost, crude oil-focused sales volumes, thereby increasing our average production expense per BOE.
Exploration Expense Exploration expense for the first six months of 2018 totaled $64 million, including $24 million of lease rental expense primarily in the Delaware Basin and $27 million of staff expense.
Exploration expense for the first six months of 2017 totaled $72 million, including $18 million of undeveloped leasehold impairment expense related to the impairment of leases in deepwater Gulf of Mexico and $29 million of staff expense.
Depreciation, Depletion and Amortization   DD&A expense for our E&P operations was as follows:

(millions, except unit rate)	Total	United States	Eastern Mediter- ranean	West Africa	Other Int'l
Three Months Ended June 30, 2018
DD&A Expense	$435	$394	$15	$26	$—
Unit Rate per BOE (1)	$14.10	$17.51	$4.41	$5.25	$—
Three Months Ended June 30, 2017
DD&A Expense	$486	$427	$19	$39	$1
Unit Rate per BOE (1)	$13.32	$15.89	$4.62	$7.11	$—
Six Months Ended June 30, 2018
DD&A Expense	$880	$800	$28	$52	$—
Unit Rate per BOE (1)	$13.87	$17.10	$3.82	$5.56	$—
Six Months Ended June 30, 2017
DD&A Expense	$999	$886	$37	$74	$2
Unit Rate per BOE (1)	$14.25	$17.32	$4.52	$6.88	$—

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.

Total DD&A expense for second quarter and the first six months of 2018 decreased as compared with 2017 due to the following:

•
year-end reserve additions, primarily in US onshore due to enhanced well design and completion techniques in our horizontal drilling program as well as reserve additions in the Tamar field due to well results and geological evaluation, and globally due to positive commodity price revisions;

•	the Marcellus Shale upstream divestiture in second quarter 2017, which reduced DD&A expense by $99 million and $118 million for second quarter and the first six months of 2018, respectively;

•
lower sales volumes in Gulf of Mexico due to natural field decline and classification of the assets as held for sale in first quarter 2018, resulting in the cessation of DD&A expense, together resulting in decreases of $62 million and $109 million for second quarter and the first six months of 2018, respectively; and

•
reclassification of a 7.5% working interest in the Tamar field, offshore Israel, as asset held for sale at December 31, 2017, resulting in the cessation of DD&A expense and decreases of $3 million and $7 million for second quarter and the first six months of 2018, respectively;

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
The unit rate per BOE for second quarter 2018, as compared with 2017, increased due to increased development activity and capital program in the Delaware Basin resulting in a higher depletable basis. The unit rate per BOE for the first six months of 2018, as compared with 2017, decreased due to the sale of higher-cost production from the Gulf of Mexico assets. This decrease is partially offset by the sale of lower-cost production from the sale of 7.5% Tamar interest in 2018 and the sale of the Marcellus Shale upstream assets in 2017. In addition, an increase in reserves as of December 31, 2017 in Equatorial Guinea also contributed to a decline in unit rate per BOE.
Other Operating Expense, Net See Item 1. Financial Statements – Note 2. Basis of Presentation and Item 1. Financial Statements – Note 11. Segment Information for discussion of other operating expense items for second quarter and the first six months of 2018 as compared with 2017.
Loss (Gain) on Commodity Derivative Instruments  Loss (gain) on commodity derivative instruments includes (i) cash settlements (received) or paid relating to our crude oil and natural gas commodity derivative contracts; and (ii) non-cash (increases) or decreases in the fair values of our crude oil and natural gas commodity derivative contracts.
For the first six months of 2018, loss on commodity derivative instruments included:

•	net cash settlement payment of $93 million; and

•	net non-cash increase of $235 million in the fair value of our net commodity derivative liability, primarily driven by increases in the forward commodity price curve for crude oil.
For the first six months of 2017, gain on commodity derivative instruments included:

•	net cash settlement receipt of $14 million; and

•	net non-cash increase of $153 million in the fair value of our net commodity derivative asset, driven by changes in the forward commodity price curves for both crude oil and natural gas.
See Item 1. Financial Statements – Note 4. Derivative Instruments and Hedging Activities and Note 6. Fair Value Measurements and Disclosures.
MIDSTREAM
The Midstream segment owns, operates, develops and acquires domestic midstream infrastructure assets, with current focus areas being the DJ and Delaware Basins.
Results of Operations
Highlights for our Midstream segment were as follows:
Second Quarter 2018 Significant Midstream Operating Highlights Included:

•	commenced gathering services in the Mustang IDP area in the DJ Basin;

•	completed construction of the Collier and Billy Miner Train II CGFs in the Delaware Basin;

•
secured long-term dedications, from existing and new third party customers, for the Black Diamond system, a large, integrated gathering system in the DJ Basin acquired in the Saddle Butte acquisition; and

•	received a third party producer's activity set and development plan for Delaware Basin acreage, with gathering services expected to commence in late 2018.
Second Quarter 2018 Midstream Financial Results Included:

•	net proceeds of approximately $135 million received, and gain of $109 million recognized, on the sale of a portion of our investment in CNX Midstream Partners common units;

•	pre-tax income of $175 million, as compared with pre-tax income of $58 million for second quarter 2017; and

•	capital expenditures, excluding acquisitions, of $157 million, as compared with $88 million for second quarter 2017.
Following is a summarized statement of operations for our Midstream segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Midstream Services Revenues – Third Party	$15	$4	$28	$4
Sales of Purchased Oil	42	—	64	—
Income from Equity Method Investees	13	13	25	28
Intersegment Revenues	85	69	166	127
Total Revenues	155	86	283	159
Operating Costs and Expenses	27	23	61	42
Depreciation and Amortization	22	5	38	10
Gain on Divestitures	(109)	—	(305)	—
Purchased Oil	40	—	61	—
Total (Income) Expense	(20)	28	(145)	52
Income Before Income Taxes	$175	$58	$428	$107
Revenues The amount of revenue generated by the midstream business depends primarily on the volumes of crude oil, natural gas and water for which services are provided to the E&P business and third party customers. These volumes are primarily affected by the level of drilling and completion activity in the areas of E&P operations and by changes in the supply of, and demand for, crude oil, natural gas and NGLs in the markets served directly or indirectly by our midstream assets.
Total revenues for second quarter and the first six months of 2018 increased from 2017 primarily due to an increase in crude oil and produced water gathering services revenue and fresh water delivery revenue due to the commencement of services in the Greeley Crescent IDP area and Delaware Basin subsequent to second quarter 2017. In addition, fresh water delivery revenue increased due to the timing of well completion activity in the Mustang IDP area, and sales of purchased crude oil commenced in first quarter 2018 as a result of the Saddle Butte acquisition.
As part of the Saddle Butte acquisition in first quarter 2018, we acquired a large-scale integrated gathering system (Black Diamond gathering system) and associated third party contracts which include transactions for the purchase and sale of crude oil with varying counterparties. Revenues and expenses from the sales and purchases are recorded on a gross basis as we act as a principal in these transactions by assuming control of the purchased commodity before it is transferred to the customer. The purchases and sales of crude oil are at the prevailing market prices. For second quarter and the first six months of 2018, the net effect of third party purchases and sales of crude oil was de minimis.
Operating Costs and Expenses Total operating expenses for second quarter and the first six months of 2018 increased from 2017 primarily due to an increase in gathering systems and facilities operating expense associated with the the Billy Miner CGF and Jesse James CGF, which commenced operations in the second half of 2017, along with the addition of expenses associated with the Black Diamond gathering system, acquired in the Saddle Butte acquisition in first quarter 2018.
Depreciation and amortization expense for second quarter and the first six months of 2018 increased from 2017 due to assets placed in service subsequent to first quarter 2017, including expense related to tangible and intangible assets acquired in the Saddle Butte acquisition during first quarter 2018.
Gain on Divestitures Gain on divestitures relates to sales of our interest in CONE Gathering and a portion of our investment in CNX Midstream Partners common units. See Item 1. Financial Statements – Note 3. Acquisitions and Divestitures.

CORPORATE
Results of Operations
General and Administrative Expense   General and administrative expense (G&A) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except unit rate)	2018	2017	2018	2017
G&A Expense	$105	$103	$209	$202
Unit Rate per BOE (1)	$3.40	$2.82	$3.29	$2.88

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
G&A expense for second quarter and the first six months of 2018 increased as compared with 2017. This increase was driven by increased employee costs and third party fees in support of our development projects, partially offset by a decrease in contractor expenses. The increase in the unit rate per BOE for the first six months of 2018 as compared with 2017 was due primarily to the increase in total G&A expense combined with the decrease in total sales volumes due to the divestiture of the Marcellus Shale upstream assets in second quarter 2017.
Other Operating Expense, Net See Item 1. Financial Statements – Note 2. Basis of Presentation and Item 1. Financial Statements – Note 11. Segment Information for discussion of other operating expense items for second quarter and the first six months of 2018 as compared with 2017.
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except unit rate)	2018	2017	2018	2017
Interest Expense, Gross	$91	$107	$181	$206
Capitalized Interest	(18)	(11)	(35)	(23)
Interest Expense, Net	$73	$96	$146	$183
Unit Rate per BOE (1)	$2.37	$2.63	$2.30	$2.61

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investees.
Interest expense, gross, for second quarter and the first six months of 2018 decreased as compared with 2017 primarily due to a decrease in the overall debt balance. Specifically, subsequent to second quarter 2017, we repaid $550 million on our Term Loan Facility due January 6, 2019 and during the first six months of 2018, we repaid $379 million of Senior Notes due May 1, 2021. In addition, in second quarter 2017, we conducted a tender offer and subsequent redemption of our 8.25% Senior Notes, resulting in a lower interest rate and lower interest expense, gross. These were partially offset by an increase of $445 million in the amount outstanding under our Noble Midstream Services Revolving Credit Facility. See Item 1. Financial Statements - Note 5. Debt.
Capitalized interest for second quarter and the first six months of 2018 increased as compared with 2017 primarily due to higher work in progress amounts related to the Leviathan development. See Item 1. Financial Statements - Note 7. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.
The unit rate of interest expense, net, per BOE for second quarter and the first six months of 2018 decreased as compared with 2017 primarily due to the changes noted above, partially offset by the decrease in total sales volumes.
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
Our portfolio transformation strategy, primarily executed during 2017, has continued into 2018, with the sales of Gulf of Mexico assets, a 7.5% working interest in Tamar, our 50% interest in CONE Gathering LLC and a portion of our investment in CNX Midstream Partners common units. As a result, our divestitures have generated cash proceeds of approximately $3.5 billion during 2017-2018 and were used to improve our capital structure and strengthen our liquidity profile.
We strive to fund our capital program through organic cash flows and, when needed, utilize borrowings under our Revolving Credit Facility.
As of June 30, 2018, our outstanding debt (excluding capital lease obligations) totaled $6.4 billion. We may periodically seek to access the capital markets to refinance a portion of our outstanding indebtedness. In addition, we may from time to time seek to retire or purchase our outstanding senior notes through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be significant.
Second Quarter and Year-to-Date 2018 Highlights
During second quarter 2018, we continued to focus efforts on shareholder return initiatives, including share repurchases and dividend growth, as well as debt reduction with the following actions completed:

•	redemption of $379 million in outstanding senior notes;

•
acquisition of 1.8 million shares of Noble Energy stock, for $63 million, resulting in year to date repurchases of 4.0 million shares for $130 million, pursuant to the Board of Directors' authorized $750 million share repurchase program; and

•	announcement in July 2018 of an August 2018 dividend of 11 cents per common share, which continues the 10% increase over 2017.
In addition, during the first six months of 2018, we completed the following financing activities:

•	repaid all amounts outstanding under the Revolving Credit Facility;

•	extended the Revolving Credit Facility maturity date by two and a half years to March 2023;

•	amended the Noble Midstream Services Revolving Credit Facility to increase the capacity from $350 million to $800 million; and

•	extended the maturity date of the Noble Midstream Services Revolving Credit Facility by one and a half years to March 2023.
Also, during the first six months of 2018, we repatriated $404 million in payments from foreign operations on an outstanding note payable. This payment eliminates the balance on the note payable and has no US tax impact.
Available Liquidity
Information regarding cash and debt balances is shown in the table below:

	June 30,	December 31,
(millions, except percentages)	2018	2017
Total Cash (1)	$621	$713
Amount Available to be Borrowed Under Revolving Credit Facility (2)	4,000	3,770
Total Liquidity	$4,621	$4,483
Total Debt (3)	$6,663	$6,859
Noble Energy Share of Equity	10,252	9,936
Ratio of Debt-to-Book Capital (4)	39%	41%

(1)
As of June 30, 2018, total cash included cash and cash equivalents of $15 million related to Noble Midstream Partners. As of December 31, 2017, total cash included $18 million cash of Noble Midstream Partners and $38 million restricted cash related to the Saddle Butte acquisition that closed first quarter 2018.

(2)
Excludes amounts available to be borrowed under the Noble Midstream Services Revolving Credit Facility and Leviathan Term Loan Facility, which are not available to Noble Energy for general corporate purposes. See discussion below.

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

Cash and Cash Equivalents   We had approximately $621 million in cash and cash equivalents at June 30, 2018, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $428 million of this cash is attributable to our foreign subsidiaries. We do not expect to incur any significant US income tax expense with respect to future repatriation of foreign cash.
Revolving Credit Facilities Noble Energy's Revolving Credit Facility of $4.0 billion matures in 2023. The Noble Midstream Services Revolving Credit Facility of $800 million also matures in 2023. These facilities are used to fund capital investment programs and acquisitions and may periodically provide amounts for working capital purposes. At June 30, 2018, no amounts were outstanding under the Revolving Credit Facility and $530 million was outstanding under the Noble Midstream Services Revolving Credit Facility, leaving $4.0 billion and $270 million in remaining availability under the respective credit facilities. See Item 1. Financial Statements – Note 6. Debt.
Leviathan Term Loan Facility The Leviathan Term Loan Facility provides for a limited recourse secured term loan facility with an aggregate principal borrowing amount of up to $1.0 billion, of which $625 million is initially committed. Any amounts borrowed under the Leviathan Term Loan Facility will be available to fund a portion of our share of costs for the initial phase of development of the Leviathan field, offshore Israel. To support the Leviathan development program and to bring first production online by the end of 2019, we may borrow amounts under this facility in the near-term. As of June 30, 2018, no amounts were drawn under this facility.
Legacy Rosetta Note Redemption In May 2018, we redeemed $379 million of Senior Notes due May 1, 2021, that we had assumed in the Rosetta Merger, for $395 million, including $11 million of accrued interest and $5 million of call premium. We fully amortized $10 million of remaining premium, and recognized a gain of $5 million for the unamortized premium.
Interest Rate Risk Certain of our borrowings subject us to interest rate risk. See Item 1. Financial Statements – Note 5. Debt and Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Subsequent Event - Noble Midstream Services Term Credit Agreement On July 31, 2018, Noble Midstream Services, LLC entered into a three year senior unsecured term loan credit facility (Noble Midstream Services Term Credit Agreement) of up to $500 million. Proceeds from the Noble Midstream Services Term Credit Agreement will be used to repay a portion of the outstanding borrowings under the Noble Midstream Services Revolving Credit Facility, pay fees and expenses in connection with the Noble Midstream Services Term Credit Agreement transactions and for working capital, capital expenditures, acquisitions and other purposes as necessary of Noble Midstream Partners and its subsidiaries. See Item 1. Financial Statements – Note 5. Debt.
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
Leviathan Development Obligations The initial development of our Leviathan field requires substantial infrastructure and capital, and we have executed major equipment and installation contracts in support of our development activities. As of June 30, 2018, we had entered into approximately $235 million, net, of contracts to support the remaining development activities and bring first production online by the end of 2019.
Continuous Development Obligations  Although the majority of our assets are held by production, certain of our US onshore assets, such as our Eagle Ford Shale and Delaware Basin properties, are held through continuous development obligations. Therefore, we are contractually obligated to fund a level of development activity in these areas, the amount of which could be substantial, or exercise options with land owners to extend leases. Failure to meet continuous development obligations or to exercise lease extensions may result in loss of leases.
EPIC Firm Transportation Agreement During second quarter 2018, we dedicated acreage to, and secured firm capacity with, EPIC for transport of 100 MBbl/d of crude oil from the Delaware Basin to Corpus Christi, Texas, for a 10-year period beginning at pipeline start-up.

Marcellus Shale Firm Transportation Agreements We have remaining financial commitments of approximately $1.4 billion, undiscounted, associated with Marcellus Shale firm transportation contracts. We have engaged in actions to commercialize a substantial portion of these commitments, which provide for the transportation of approximately 450,000 MMBtu/d of natural gas. Actions include the permanent assignment of capacity, negotiation of capacity release, utilization of capacity through purchase of third party natural gas, and other potential arrangements.
We expect these actions, some of which may require pipeline and/or FERC approval, to continue to reduce our financial commitment associated with these contracts. For pipelines currently under construction and targeted for in-service late 2018, we will evaluate our position at the date each pipeline is placed in service and our commitment begins. If we determine that we will not utilize a portion, or all, of the contracted pipeline capacity, we will accrue a liability at fair value for the net amount of the estimated remaining financial commitment. These contracts represent approximately $890 million, undiscounted, of the total $1.4 billion commitment noted above. See Item 1. Financial Statements – Note 12. Commitments and Contingencies.
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
Cash Flows
Summary cash flow information is as follows:

	Six Months Ended June 30,
(millions)	2018	2017
Total Cash Provided By (Used in)
Operating Activities	$1,079	$877
Investing Activities	(1,050)	(1,121)
Financing Activities	(121)	(426)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(92)	$(670)
Operating Activities    Cash provided by operating activities increased for the first six months of 2018 compared with 2017 by approximately $202 million. The increase is primarily due to higher realized crude oil prices and an increase in crude oil production in the DJ and Delaware basins. In addition, changes in working capital included a significant increase in the balance of the current portion of the commodity derivatives liability.
These increases were partially offset by lower realized natural gas prices, a decrease in natural gas production attributable to our exit from the Marcellus Shale in second quarter 2017, and higher production costs attributable to increased US onshore activity.
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
Total additions to property, plant and equipment increased $567 million during the first six months of 2018 as compared with 2017 primarily due to increases in spending related to development costs in the Delaware Basin, construction of midstream infrastructure and Leviathan development costs, partially offset by decreases in development costs primarily in the Marcellus Shale and Eagle Ford Shale. See Operating Outlook – 2018 Capital Investment Program, above.
During the first six months of 2018, we completed certain portfolio activities including the Saddle Butte acquisition for $650 million, net. Also during the first six months of 2018, we received net proceeds of $1.4 billion from asset sales, including the sale of our Gulf of Mexico assets, a 7.5% interest in the Tamar field, our 50% interest in CONE Gathering LLC and a portion of our CNX Midstream Partners common units.
In comparison, during the first six months of 2017, we used $637 million of cash to fund a portion of the consideration paid in the Clayton Williams Energy Acquisition and acquired Delaware Basin assets for $301 million. We received net cash proceeds of $1.0 billion from the Marcellus Shale upstream divestiture, and other investing activities provided net cash of $33 million.
Financing Activities   Our financing activities, in general, include debt transactions, the issuance and repurchase of Noble Energy common stock and Noble Midstream Partners common units, payment of cash dividends to Noble Energy shareholders, and payment of cash distributions to, and receipt of cash contributions from, Noble Midstream Partners noncontrolling interest owners.

Our primary financing activities during the first six months of 2018 included a $230 million, net, Revolving Credit Facility repayment and $445 million, net, Noble Midstream Services Revolving Credit Facility borrowings used primarily to fund an acquisition. We also used $384 million of cash to redeem senior notes which had accrued interest of $11 million and is reflected within operating activities.
In addition, during the first six months of 2018, we made common stock repurchases totaling $130 million pursuant to our stock repurchase program, paid $102 million of cash dividends to Noble Energy shareholders and $22 million of cash distributions to Noble Midstream Partners noncontrolling interest owners. We also received $331 million of contributions from noncontrolling interest owners. Other financing activities used net cash of $29 million.
In comparison, during the first six months of 2017, we borrowed and repaid $1.3 billion under our Revolving Credit Facility and borrowed a net $190 million under the Noble Midstream Services Revolving Credit Facility. We also repaid $595 million of assumed Clayton Williams Energy debt. We used cash of $92 million to pay dividends on our common stock and $12 million to pay distributions to noncontrolling interest owners. We received $138 million of net cash from the issuance of Noble Midstream Partners common units.
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Dividends   On July 24, 2018, our Board of Directors declared a quarterly cash dividend of 11 cents per common share, which will be paid on August 20, 2018 to shareholders of record on August 6, 2018. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Capital Expenditure Activities The following presents our capital expenditures (on an accrual basis) for the second quarter and the first six months of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Acquisition, Capital and Exploration Expenditures
Unproved Property Acquisition (1)	$—	$1,581	$—	$1,826
Proved Property Acquisition (2)	—	782	—	840
Exploration and Development	771	605	1,427	1,199
Midstream (3)	157	152	616	245
Corporate and Other	16	10	27	15
Total	$944	$3,130	$2,070	$4,125
Investment in Equity Method Investee (4)	$—	$67	$—	$67
(1) 2017 acquisition costs include $1.6 billion related to the Clayton Williams Energy Acquisition and $246 million related to the Delaware Basin acquisition.
(2) 2017 acquisition costs include $724 million of proved properties and $59 million of asset retirement obligations acquired in the Clayton Williams Energy Acquisition and $58 million related to the Delaware Basin asset acquisition.
(3) Midstream expenditures for the six months ended June 30, 2018 include $206 million related to the Saddle Butte acquisition. Midstream expenditures for the first six months of 2017 include $67 million related to the Clayton Williams Energy Acquisition.
(4) 2017 costs represent our contribution to the Advantage Joint Venture, in which Noble Midstream Partners owns a 50% interest.
Development costs for second quarter and the first six months of 2018 increased as compared with second quarter and the first six months of 2017 due to increased US onshore activity and Leviathan development activities. Year to date development costs include approximately $1.1 billion for US onshore E&P operations and approximately $350 million for Leviathan. The increase in development costs was partially offset by a decrease due to the 2017 Marcellus Shale divestiture. In addition, midstream capital spending, exclusive of acquisitions, increased due to the construction of gathering systems in the DJ and Delaware Basins.
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

At June 30, 2018, we had various open commodity derivative instruments related to crude oil and natural gas. Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $306 million. Based on the June 30, 2018 published commodity futures price curves for the underlying commodities, a hypothetical price increase of 10% per Bbl for crude oil and 10% per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $280 million. Our derivative instruments are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. See Item 1. Financial Statements – Note 4. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on certain of our borrowings and the amount of interest we earn on our short-term investments.
At June 30, 2018, we had approximately $6.4 billion (excluding capital lease obligations) of long-term debt outstanding, net of unamortized discount and debt issuance costs. Of this amount, $5.8 billion was fixed-rate debt, net of unamortized discount and debt issuance costs, with a weighted average interest rate of 5.06%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss.
However, we are exposed to interest rate risk related to our interest-bearing cash and cash equivalents balances. As of June 30, 2018, our cash and cash equivalents totaled $621 million, approximately 46% of which was invested in money market funds and short-term investments with major financial institutions.
In addition, borrowings under the Revolving Credit Facility, Noble Midstream Services Revolving Credit Facility and Leviathan Term Loan Facility are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. A change in the interest rate applicable to our variable-rate debt could expose us to additional interest cost. While we currently have no interest rate derivative instruments as of June 30, 2018, we may invest in such instruments in the future in order to mitigate interest rate risk. A change in the interest rate applicable to our short-term investments or amounts, if any, outstanding under the Noble Revolving Credit Facility, Noble Midstream Services Revolving Credit Facility or Leviathan Term Loan Facility would have a de minimis impact. See Item 1. Financial Statements – Note 5. Debt.
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
Net transaction gains and losses were de minimis for the second quarter and the first six months of 2018.
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
Any such projections or statements reflect Noble Energy’s views (as of the date such projects were published or such statements were made) about future events and financial performance. No assurances can be given that such events or performance will occur as projected, and actual results may differ materially from those projected. Important factors that could cause the actual results to differ materially from those projected include, without limitation, the volatility in commodity prices for crude oil and natural gas, the presence or recoverability of estimated reserves, the ability to replace reserves, environmental risks, drilling and operating risks, exploration and development risks, information technology and security risks, competition, government regulation or other action, the ability of management to execute its plans to meet its goals and other risks inherent in Noble Energy’s business that are detailed in its Securities and Exchange Commission filings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions)
4/1/2018 - 4/30/2018	216	$31.72	—
5/1/2018 - 5/31/2018	837,995	32.84	837,418
6/1/2018 - 6/30/2018	941,779	35.65	941,502
Total	1,779,990	$34.33	1,778,920	$620

(1)
Includes stock repurchases of 1,070 during the period relating to common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under stock-based compensation plans.

(2)
During second quarter 2018, we repurchased and retired 1.8 million shares of common stock at an average purchase price of $35.15 per share pursuant to the $750 million share repurchase program, authorized by our Board of Directors, which expires December 31, 2020.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit*

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

10.1*	Noble Energy, Inc. Short-Term Incentive Plan, filed herewith.

12.1	Calculation of ratio of earnings to fixed charges, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
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

NOBLE ENERGY, INC.
(Registrant)

Date	August 3, 2018	/s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer