Form 10-Q
period 2020-03-31
NOBLE ENERGY INC
filed 2020-05-08
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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
Yes ☐    No ☒
As of March 31, 2020, there were 479,698,676 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Oil, NGL and Gas Sales	$894	$937
Sales of Purchased Oil and Gas	125	74
Other Revenue	1	41
Total	1,020	1,052
Costs and Expenses
Production Expense	276	305
Exploration Expense	1,504	24
Depreciation, Depletion and Amortization	492	508
General and Administrative	85	102
Cost of Purchased Oil and Gas	139	87
Asset Impairments	2,703	—
Goodwill Impairment	110	—
Other Operating Expense, Net	44	117
Total	5,353	1,143
Operating Expense	(4,333)	(91)
Other (Income) Expense
(Gain) Loss on Commodity Derivative Instruments	(389)	212
Interest, Net of Amount Capitalized	81	66
Other Non-Operating (Income) Expense , Net	(7)	4
Total	(315)	282
Loss Before Income Taxes	(4,018)	(373)
Income Tax Benefit	(11)	(84)
Net Loss and Comprehensive Loss Including Noncontrolling Interests	(4,007)	(289)
Less: Net (Loss) Income and Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(44)	24
Net Loss and Comprehensive Loss Attributable to Noble Energy	$(3,963)	$(313)

Net Loss Attributable to Noble Energy Common Shareholders per Share
Basic and Diluted	$(8.27)	$(0.65)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	479	478

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$1,397	$484
Accounts Receivable, Net	562	730
Other Current Assets	353	148
Total Current Assets	2,312	1,362
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	30,824	30,404
Property, Plant and Equipment, Other	1,087	1,083
Total Property, Plant and Equipment, Gross	31,911	31,487
Accumulated Depreciation, Depletion and Amortization	(18,690)	(14,036)
Total Property, Plant and Equipment, Net	13,221	17,451
Other Noncurrent Assets	1,925	1,834
Total Assets	$17,458	$20,647
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Trade	$1,099	$1,250
Other Current Liabilities	651	719
Total Current Liabilities	1,750	1,969
Long-Term Debt	8,632	7,477
Deferred Income Taxes	615	662
Other Noncurrent Liabilities	1,306	1,378
Total Liabilities	12,303	11,486
Commitments and Contingencies
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	109	106
Shareholders’ Equity
Preferred Stock – Par Value $1.00 per share; 4 Million Shares Authorized; None Issued	—	—
Common Stock – Par Value $0.01 per share; 1 Billion Shares Authorized; 524 Million and 522 Million Shares Issued, respectively	5	5
Additional Paid in Capital	8,942	8,927
Accumulated Other Comprehensive Loss	(30)	(31)
Treasury Stock, at Cost; 39 Million Shares	(740)	(732)
(Accumulated Deficit) Retained Earnings	(3,780)	241
Noble Energy Share of Equity	4,397	8,410
Noncontrolling Interests	649	645
Total Shareholders' Equity	5,046	9,055
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$17,458	$20,647

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net Loss Including Noncontrolling Interests	$(4,007)	$(289)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Leasehold Impairment	1,485	—
Depreciation, Depletion and Amortization	492	508
Deferred Income Tax Benefit	(48)	(100)
(Gain) Loss on Commodity Derivative Instruments	(389)	212
Net Cash Received in Settlement of Commodity Derivative Instruments	208	14
Asset Impairments	2,703	—
Goodwill Impairment	110	—
Firm Transportation Exit Cost	—	92
Other Adjustments for Noncash Items Included in Income	82	28
Changes in Operating Assets and Liabilities
Decrease in Accounts Receivable	90	9
(Decrease) Increase in Accounts Payable	(48)	106
Other Current Assets and Liabilities, Net	(122)	(7)
Other Operating Assets and Liabilities, Net	(74)	(45)
Net Cash Provided by Operating Activities	482	528
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(479)	(763)
Additions to Equity Method Investments	(226)	(271)
Proceeds from Divestitures, Net	17	123
Other	(8)	—
Net Cash Used in Investing Activities	(696)	(911)
Cash Flows From Financing Activities
Proceeds from Revolving Credit Facility	1,120	50
Repayment of Revolving Credit Facility	(120)	(50)
Proceeds from Noble Midstream Services Revolving Credit Facility	260	345
Repayment of Noble Midstream Services Revolving Credit Facility	(105)	(175)
Dividends Paid, Common Stock	(58)	(53)
Contributions from Noncontrolling Interest Owners	78	10
Proceeds from Issuance of Mezzanine Equity, Net of Offering Costs	—	99
Other	(48)	(32)
Net Cash Provided by Financing Activities	1,127	194
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	913	(189)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	484	719
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,397	$530

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Attributable to Noble Energy
	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Non-controlling Interests	Total Equity
December 31, 2019	$5	$8,927	$(31)	$(732)	$241	$645	$9,055
Net Loss	—	—	—	—	(3,963)	(44)	(4,007)
Stock-based Compensation	—	17	—	—	—	—	17
Dividends (12 cents per share)	—	—	—	—	(58)	—	(58)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(29)	(29)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	78	78
Other	—	(2)	1	(8)	—	(1)	(10)
March 31, 2020	$5	$8,942	$(30)	$(740)	$(3,780)	$649	$5,046

December 31, 2018	$5	$8,203	$(32)	$(730)	$1,980	$1,058	$10,484
Net (Loss) Income	—	—	—	—	(313)	24	(289)
Stock-based Compensation	—	14	—	—	—	—	14
Dividends (11 cents per share)	—	—	—	—	(53)	—	(53)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(17)	(17)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	10	10
Other	—	2	—	(5)	—	(3)	(6)
March 31, 2019	$5	$8,219	$(32)	$(735)	$1,614	$1,072	$10,143

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
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods. Certain prior-period amounts have been reclassified to conform to the current period presentation. For the periods presented, net income or loss is materially consistent with comprehensive income or loss.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidation   Our consolidated financial statements include our accounts, the accounts of subsidiaries which Noble Energy wholly owns, and the accounts of Noble Midstream Partners LP (Noble Midstream Partners). Noble Energy has determined that the partners with equity at risk in Noble Midstream Partners lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact Noble Midstream Partners' economic performance; therefore, Noble Midstream Partners is considered a variable interest entity. Through Noble Energy's ownership interest in Noble Midstream GP LLC (the General Partner to Noble Midstream Partners), Noble Energy has the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to Noble Midstream Partners. Therefore, Noble Energy is considered the primary beneficiary and consolidates Noble Midstream Partners.
In addition, we use the equity method of accounting for investments in entities that we do not control, but over which we exert significant influence. Amounts recorded within equity method investments, including contributions, include capitalized interest when the primary asset is under construction. All significant intercompany balances and transactions have been eliminated upon consolidation.
Noncontrolling Interests  Our consolidated financial statements include both noncontrolling interests and a redeemable noncontrolling interest. The noncontrolling interests represent the public's ownership in Noble Midstream Partners and third-party ownership in Noble Midstream Partners' consolidated non-wholly owned subsidiaries. Net loss attributable to noncontrolling interests for the three months ended March 31, 2020 includes goodwill impairment expense of $72 million based upon third party ownership interests in the underlying asset. See Note 4. Impairments.
The redeemable noncontrolling interest represents perpetual preferred equity with a 6.5% annual dividend rate. Noble Midstream Partners may redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The preferred equity partner can request redemption at a pre-determined base return on or after March 25, 2025.
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
The current commodity price, supply and demand environment coupled with the COVID-19 pandemic contributed significant uncertainty to our estimates this quarter. Actual results could differ significantly from those estimates.
Impairments During the quarter, we identified certain impairment indicators including the recent significant decrease in commodity prices as a result of the COVID-19 pandemic lowering demand for our products, as well as the supply response from the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC producers, factors which have caused us to

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

change our development plans. Due to these impairment indicators, we conducted impairment testing of certain of our assets, as follows:
Proved Properties

•
Asset Recovery Test We conducted asset recovery testing of our proved properties on a field-by-field basis, inclusive of associated Midstream assets. For each field, we developed estimates of future undiscounted cash flows expected in connection with the property and compared these estimates to the carrying amount of the property. Assumptions used in these estimates include expectations for future commodity prices, development and capital spending plans, reservoir performance and production. Additionally, these estimates include certain asset specific assumptions, such as the political and regulatory impacts on future development activity, exploration plans, our geologists' evaluation of the property and the remaining lease term of the property. An impairment is indicated if, as a result of the assessment, an asset's carrying value exceeds its future net undiscounted cash flows.

In preparing and reviewing assumptions used in the recovery test, we reassessed our historical methodology and rationale of inputs given the current industry and global environment. We concluded that our historical methodology and inputs were reasonable with the exception of estimating future commodity prices.
Historically, management has relied on future undiscounted net cash flows which included five-year strip prices for crude oil and natural gas, with prices subsequent to the fifth year held constant, unless contractual arrangements designated the price to be used. This pricing methodology has been similar to pricing assumptions used in creating management's long-range plans for asset development and capital allocation decisions. However, during first quarter 2020, forward five-year strip prices experienced considerable volatility and limited liquidity in the outer years of the forward strip. As such, we concluded that estimating future commodity prices using only five-year strip pricing would not be representative of expected market prices for certain of the years within our undiscounted cash flow models.
As such, absent contractual arrangements designating the price to be used, we aligned our future commodity price estimates used in the recovery test with those utilized in our updated long-range plans for asset development and capital allocation. This pricing reflects our analysis of market supply and demand considerations and industry cost of supply curve.
Except for our Delaware Basin proved properties, we determined that the carrying amount of each field was recoverable.

•
Fair Value Determination We estimated the fair value of our Delaware Basin proved properties using a number of fair value inputs, which are Level 3 on the fair value hierarchy. We utilized a discounted cash flow model, estimating future net cash flows based on our expectations of future crude oil and natural gas production, commodity prices, and operating and development costs and discounted the cash flows using a weighted average cost of capital.

As a result of the fair value determination, we concluded that the carrying amount of our Delaware Basin proved properties was impaired and recognized impairment expense for the excess of the carrying value above the fair value of the properties. See Note 4. Impairments.
Unproved Properties Our unproved properties consist of leasehold costs and value allocated to probable and possible reserves resulting from acquisitions. During the quarter, we assessed our unproved properties for impairment by considering numerous factors including, but not limited to, current development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists' evaluation of the property, and the remaining months in the lease term for the property.
We determined that the carrying values relating to both our Delaware Basin and Eagle Ford Shale unproved properties were impaired and recognized exploration expense. See Note 4. Impairments.
Other Property, Plant & Equipment Other property includes lease right-of-use assets such as compressors and buildings, leasehold improvements, automobiles, trucks and other fixed assets. During the quarter, we identified certain impairment indicators with regards to a corporate real estate finance lease. We performed an impairment assessment which indicated the right-of-use asset's carrying value exceeded its future net undiscounted cash flows. As such, we estimated the fair value of the asset, recognizing impairment expense for the excess of the carrying value above the fair value of the right-of-use asset. See Note 4. Impairments.
Equity Method Investments We consider our equity method investments to be essential components of our business and necessary and integral elements of our value chain in support of our upstream operations. We considered whether any facts or circumstances suggested that our equity method investments were impaired on an other-than-temporary basis and concluded that the carrying values of our equity method investments were not impaired.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Goodwill Noble Midstream Partners recorded goodwill upon the acquisition of Saddle Butte Rockies Midstream, LLC and affiliates (collectively Saddle Butte and subsequently renamed Black Diamond). The current commodity price environment and decrease in market capitalization were indicators that the goodwill may be impaired. Noble Midstream Partners performed a qualitative assessment, concluding it was more likely than not that the fair value of the reporting unit was less than its carrying value. Noble Midstream Partners then performed a fair value assessment, taking into account changes in customer development plans. Based on these assessments, Noble Midstream Partners concluded that the goodwill was fully impaired. See Note 4. Impairments.
Deferred Taxes We record valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In first quarter 2020, we changed our US onshore development plans in response to significant decreases in commodity prices, excess supply and lower demand for commodities resulting from the COVID-19 pandemic, as well as expected slower global economic growth. Additionally, we recorded an impairment to our Delaware Basin proved and unproved properties and to our Eagle Ford Shale unproved properties. Together, these factors suggest that it is more likely than not that our forecasted domestic net deferred tax asset will not be realized. See Note 10. Income Taxes.
Revenue Recognition   We recognize revenue at an amount that reflects the consideration we expect to be entitled to in exchange for transferring goods or services to a customer. We routinely monitor the credit worthiness of our purchasers. While we maintain credit insurance associated with certain purchasers, we do not carry credit insurance for all purchasers.
In Israel, certain of our Tamar and Leviathan natural gas sales and purchase agreements (GSPAs) have fixed minimum sales volumes and fixed base pricing with annual index escalations. Additionally, certain of our Egyptian export contracts include provisions which trigger adjustments to either decrease, or increase, fixed minimum sales volumes in the event the arithmetic average of daily Brent crude oil prices fall below, or above, $50 per barrel for certain periods of time.
Estimated future revenues related to remaining performance obligations were as follows as of March 31, 2020:

(millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Natural Gas Revenues (1)	$407	$599	$418	$412	$412	$3,695	$5,943

(1)
Our actual future natural gas sales volumes may exceed future minimum volume commitments. Additionally, future natural gas revenues will vary due to variable consideration exceeding the contractual minimum volume or floor price provision. For example, estimates related to our Egyptian export contracts included in the table above calculate minimum fixed volume commitments assuming the arithmetic average of daily Brent crude oil prices are less than $50 per barrel for the remainder of the contract terms, which extend into 2035. Actual results could differ significantly from these estimates.

Recently Issued Accounting Standards
London Interbank Offered Rate (LIBOR) Reform In first quarter 2020, the FASB issued ASU No. 2020-04 (ASU 2020-04): Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. We are currently evaluating the provisions of ASU 2020-04 and have not yet determined whether we will elect the optional expedients. We do not expect the transition to an alternative rate to have a significant impact on our business, operations or liquidity.
Recently Adopted Accounting Standards
Clarifying Certain Accounting Standards Codification (ASC) Topics In first quarter 2020, the FASB issued ASU No. 2020-01: Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify the interactions between these Topics. The update provides clarifications for entities investing in equity securities accounted for under the ASC 321 measurement alternative and companies that hold certain non-derivative forward contracts and purchased options to acquire equity securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We early adopted this ASU in first quarter 2020. This adoption did not have a material impact on our financial statements.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Other Revenue
(Loss) Income from Equity Method Investments and Other	$(24)	$17
Midstream Services Revenues – Third Party	25	24
Total	$1	$41
Production Expense
Lease Operating Expense	$138	$151
Production and Ad Valorem Taxes	39	49
Gathering, Transportation and Processing Expense	95	102
Other Royalty Expense	4	3
Total	$276	$305
Exploration Expense
Leasehold Impairment (1)	$1,485	$—
Seismic, Geological and Geophysical	4	5
Staff Expense	13	12
Other	2	7
Total	$1,504	$24
Other Operating Expense, Net
Finance Lease Right-of-Use Asset Impairment (2)	$40	$—
Firm Transportation Exit Cost	—	92
Other, Net	4	25
Total	$44	$117

(1)	See Note 4. Impairments and Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.

(2)	See Note 4. Impairments.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Balance Sheet Information   Other balance sheet information is as follows:

(millions)	March 31, 2020	December 31, 2019
Accounts Receivable, Net
Commodity Sales	$308	$446
Joint Interest Billings	136	164
Other	125	128
Current Expected Credit Losses	(7)	(8)
Total	$562	$730
Other Current Assets
Commodity Derivative Assets	$221	$14
Inventories, Materials and Supplies	68	59
Assets Held for Sale (1)	1	14
Prepaid Expenses and Other Current Assets	63	61
Total	$353	$148
Other Noncurrent Assets
Equity Method Investments	$1,249	$1,066
Operating Lease Right-of-Use Assets, Net (2)	244	227
Customer-Related Intangible Assets, Net (3)	270	278
Goodwill (4)	—	110
Other Assets, Noncurrent	162	153
Total	$1,925	$1,834
Other Current Liabilities
Production and Ad Valorem Taxes	$113	$118
Asset Retirement Obligations	84	84
Interest Payable	80	74
Operating Lease Liabilities	95	88
Compensation and Benefits Payable	25	126
Other Liabilities, Current	254	229
Total	$651	$719
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$112	$133
Asset Retirement Obligations	709	730
Operating Lease Liabilities	172	164
Firm Transportation Exit Cost Accrual (5)	114	129
Other Liabilities, Noncurrent	199	222
Total	$1,306	$1,378

(1)	Assets held for sale at December 31, 2019 relate to the divestiture of non-core assets in Reeves County, Texas. The assets were reclassified to held and used during first quarter 2020.

(2)	Amount at March 31, 2020 includes a five-year $28 million lease renewal for a vessel offshore West Africa.

(3)	Intangible asset balances at March 31, 2020 and December 31, 2019 are net of accumulated amortization of $70 million and $62 million, respectively.

(4)	See Note 4. Impairments.

(5)	Represents the discounted present value of our remaining obligations to third parties for permanent assignments of capacity on pipelines in the Marcellus Shale.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Carrying amounts approximate fair value due to the short-term nature. The following table provides a reconciliation of total cash:

	Three Months Ended March 31,
(millions)	2020	2019
Cash and Cash Equivalents at Beginning of Period	$484	$716
Restricted Cash at Beginning of Period	—	3
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$484	$719
Cash and Cash Equivalents at End of Period	$1,397	$528
Restricted Cash at End of Period	—	2
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,397	$530

Note 3. Segment Information
We have the following reportable segments: US onshore; Eastern Mediterranean (Israel and Cyprus); West Africa (Equatorial Guinea, Cameroon and Gabon); Other International (Canada, Colombia and New Ventures); and Midstream. The Midstream segment includes the consolidated accounts of Noble Midstream Partners.
The geographical reportable segments are in the business of crude oil and natural gas acquisition and exploration, development, and production (Oil and Gas Exploration and Production). The Midstream reportable segment develops, owns and operates domestic midstream infrastructure assets, as well as invests in other midstream projects, with current focus areas being the DJ and Delaware Basins. Expenses related to debt, such as interest and other debt-related costs, headquarters depreciation, corporate general and administrative expenses, exit costs and certain costs associated with mitigating the effects of our retained Marcellus Shale transportation agreements, are recorded at the Corporate level.
The chief operating decision maker analyzes (loss) income before income taxes to assess the performance of Noble Energy's reportable segments as management believes this measure provides useful information in assessing our operating and financial performance across periods.

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Three Months Ended March 31, 2020
Crude Oil Sales	$578	$492	$1	$85	$—	$—	$—	$—
NGL Sales	62	62	—	—	—	—	—	—
Natural Gas Sales	254	60	190	4	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	894	614	191	89	—	—	—	—
Sales of Purchased Oil and Gas	125	25	—	—	—	83	—	17
Loss from Equity Method Investments and Other	(24)	—	(2)	(17)	—	(5)	—	—
Midstream Services Revenues – Third Party	25	—	—	—	—	25	—	—
Intersegment Revenues	—	—	—	—	—	115	(115)	—
Total Revenues	1,020	639	189	72	—	218	(115)	17
Lease Operating Expense	138	108	13	30	—	1	(14)	—
Production and Ad Valorem Taxes	39	37	—	—	—	2	—	—
Gathering, Transportation and Processing Expense	95	146	3	—	—	21	(75)	—
Other Royalty Expense	4	4	—	—	—	—	—	—
Total Production Expense	276	295	16	30	—	24	(89)	—
Exploration Expense	1,504	1,494	2	3	5	—	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Depreciation, Depletion and Amortization	492	419	19	24	—	26	(9)	13
Cost of Purchased Oil and Gas	139	28	—	—	—	80	—	31
Asset Impairments	2,703	2,703	—	—	—	—	—	—
Goodwill Impairment	110	—	—	—	—	110	—	—
Gain on Commodity Derivative Instruments	(389)	(389)	—	—	—	—	—	—
(Loss) Income Before Income Taxes	(4,018)	(3,917)	145	10	(6)	(31)	(11)	(208)
Additions to Long-Lived Assets, Excluding Acquisitions	442	357	31	19	9	43	(24)	7
Additions to Equity Method Investments	153	—	—	—	—	153	—	—
Three Months Ended March 31, 2019
Crude Oil Sales	$612	$545	$1	$66	$—	$—	$—	$—
NGL Sales	96	96	—	—	—	—	—	—
Natural Gas Sales	229	108	117	4	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	937	749	118	70	—	—	—	—
Sales of Purchased Oil and Gas	74	14	—	—	—	33	—	27
Income from Equity Method Investments and Other	17	—	—	15	—	2	—	—
Midstream Services Revenues – Third Party	24	—	—	—	—	24	—	—
Intersegment Revenues	—	—	—	—	—	106	(106)	—
Total Revenues	1,052	763	118	85	—	165	(106)	27
Lease Operating Expense	151	125	10	24	—	1	(9)	—
Production and Ad Valorem Taxes	49	47	—	—	—	2	—	—
Gathering, Transportation and Processing Expense	102	142	—	—	—	29	(69)	—
Other Royalty Expense	3	3	—	—	—	—	—	—
Total Production Expense	305	317	10	24	—	32	(78)	—
Depreciation, Depletion and Amortization	508	439	16	20	—	25	(7)	15
Cost of Purchased Oil and Gas	87	14	—	—	—	31	—	42
Firm Transportation Exit Cost	92	—	—	—	—	—	—	92
Loss on Commodity Derivative Instruments	212	188	—	24	—	—	—	—
(Loss) Income Before Income Taxes	(373)	(247)	84	11	(16)	73	(14)	(264)
Additions to Long-Lived Assets, Excluding Acquisitions	712	511	132	5	10	66	(23)	11
Additions to Equity Method Investments	271	—	—	—	—	271	—	—
March 31, 2020
Property, Plant and Equipment, Net	$13,221	$7,641	$3,055	$792	$53	$1,734	$(225)	$171

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
December 31, 2019
Property, Plant and Equipment, Net	$17,451	$11,859	$3,041	$793	$44	$1,721	$(223)	$216

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

Note 4. Impairments
We performed a number of impairment assessments during first quarter 2020.These assessments included using various valuation techniques and Level 3 inputs on the fair value hierarchy. See Note 2. Basis of Presentation.
Information regarding impairments recorded in first quarter 2020 is as follows:

(millions)	Statement of Operations Location	Net Book Value (1)	Pre-tax Impairment
Proved Property Impairment - Delaware Basin	Asset Impairments	$3,613	$2,703

Leasehold Impairment - Delaware Basin	Exploration Expense	1,915	1,385
Leasehold Impairment - Eagle Ford Shale	Exploration Expense	100	100
Total Exploration Expense		$2,015	$1,485

Goodwill Impairment - Noble Midstream Partners	Goodwill Impairment	$110	$110
Finance Lease Right-of-Use Asset Impairment	Other Operating Expense, Net	88	40

(1)	Represents net book value at the date of assessment prior to recording pre-tax impairment.
Property Impairments  In first quarter 2020, following our impairment analysis, we recorded impairment expense as follows:

•
Delaware Basin Assets The fair values of our Delaware Basin assets were estimated using the income approach and resulted in fair values of approximately $910 million and $530 million associated with proved properties (inclusive of associated midstream assets) and unproved properties, respectively. We recognized total impairment expense of $4.1 billion for the excess of the carrying value above the fair value of the properties.

•
Eagle Ford Shale Unproved Properties After assessing future development scenarios and in contemplation of the current commodity and supply/demand environment, we determined that all $100 million of remaining unproved leasehold costs were impaired due to the likelihood of future drilling in certain zones in this area.

Goodwill Impairment Noble Midstream Partners concluded the fair value of its Black Diamond reporting unit was less than its carrying value and therefore performed a fair value assessment. Based on the assessment, Noble Midstream Partners concluded that the entire carrying amount of goodwill was fully impaired and recorded goodwill impairment expense of $110 million. Of the $110 million of goodwill impairment expense included in our consolidated statements of operations, approximately $38 million is attributable to Noble Energy relating to our ownership interests in the Black Diamond entity, while the remainder of $72 million is attributable to noncontrolling interests.
Finance Lease Right-of-Use Asset Impairment During the quarter, we recognized impairment expense for the excess of the carrying value above the fair value of the right-of-use asset relating to a corporate real estate lease. The impairment, which was recorded at the Corporate level, is the result of economic facts and circumstances and plans pertaining to the future use of the asset.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Acquisitions, Divestitures and Equity Method Investments
We maintain an ongoing portfolio management program and have engaged in various transactions over recent years.
2020 Transactions
Saddlehorn In February 2020, Black Diamond Gathering LLC (Black Diamond), in which Noble Midstream Partners owns a 54.4% interest, exercised its option to acquire a 20% ownership interest in Saddlehorn Pipeline Company, LLC (Saddlehorn) for $160 million ($87 million, net to Noble Midstream Partners). Saddlehorn owns a pipeline that transports crude oil and condensate from the DJ and Powder River Basins to storage facilities in Cushing, Oklahoma. Noble Midstream Partners consolidates Black Diamond and the Saddlehorn investment is accounted for using the equity method.
EPIC Pipelines In first quarter 2019, Noble Midstream Partners exercised and closed options with EPIC Midstream Holdings, LP (EPIC) to acquire a 15% equity interest in EPIC Y-Grade, LP (EPIC Y-Grade), which constructed the EPIC Y-Grade pipeline, and a 30% equity interest in EPIC Crude Holdings, which constructed the EPIC crude oil pipeline. The EPIC crude oil pipeline supports transportation of our production from the Delaware Basin to Corpus Christi, Texas. In first quarter 2020, Noble Midstream Partners made capital contributions to EPIC Y-Grade and EPIC Crude Holdings of $14 million and $33 million, respectively. EPIC Crude Holdings completed the EPIC crude oil pipeline during first quarter 2020 and the EPIC Y-grade pipeline is transitioning from interim crude service to Y-grade service. Y-grade service is expected to begin in second quarter 2020.
Additionally, in December 2019, Noble Midstream Partners exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from Robstown, Texas to Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. In first quarter 2020, Noble Midstream Partners made capital contributions to EPIC Propane of approximately $2 million.
Delaware Crossing Joint Venture In February 2019, Noble Midstream Partners executed definitive agreements with Salt Creek Midstream LLC (Salt Creek) to form a 50/50 joint venture, Delaware Crossing LLC (Delaware Crossing), in order to construct a 160 MBbl/d day crude oil pipeline system in the Delaware Basin. In first quarter 2020, Noble Midstream Partners made capital contributions to Delaware Crossing of $17 million.
2019 Transactions
Divestiture of Reeves County Assets In February 2019, we closed the sale of certain proved and unproved non-core acreage in the Delaware Basin totaling approximately 13,000 net acres in Reeves County, Texas. We received cash consideration of approximately $131 million, recognizing no gain or loss on the sale.
EPIC Pipelines In first quarter 2019, Noble Midstream Partners exercised and closed options with EPIC totaling $227 million.
Delaware Crossing Joint Venture In first quarter 2019 Noble Midstream Partners made capital contributions of $38 million to Delaware Crossing.
Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs
Capitalized Exploratory Well Costs There were no significant changes to our capitalized exploratory well costs during the period. The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced:

(millions, except number of projects)	March 31, 2020	December 31, 2019
Exploratory Well Costs Capitalized for a Period of One Year or Less	$30	$22
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	261	258
Capitalized Exploratory Well Costs, End of Period	$291	$280
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	5	5

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Undeveloped Leasehold Costs Changes in undeveloped leasehold costs are as follows:

(millions)	Three Months Ended March 31, 2020
Undeveloped Leasehold Costs, Beginning of Period	$2,152
Additions to Undeveloped Leasehold Costs	2
Impairment (1)	(1,485)
Other	(2)
Undeveloped Leasehold Costs, End of Period	$667

(1)	Relates to impairments of undeveloped leasehold costs for unproved properties in the Delaware Basin and Eagle Ford Shale. See Note 2. Basis of Presentation and Note 4. Impairments.
As of March 31, 2020, undeveloped leasehold costs included $530 million, $80 million, and $57 million attributable to the Delaware Basin, other US onshore properties and international properties, respectively. Certain of these costs pertain to acquired leases or licenses that are subject to expiration over the next several years unless production is established on the acreage, while other costs pertain to acreage that is being held by production.
Note 7. Asset Retirement Obligations
Asset retirement obligations (ARO) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Asset Retirement Obligations, Beginning Balance	$814	$880
Liabilities Incurred	3	2
Liabilities Settled	(27)	(27)
Revisions of Estimates	(8)	—
Accretion Expense	11	12
Asset Retirement Obligations, Ending Balance	$793	$867

Three Months Ended March 31, 2020 Liabilities settled primarily relate to abandonment of US onshore properties, with $21 million in the DJ Basin where we have engaged in a program to plug and abandon older vertical wells. Costs associated with these abandonment activities will be incurred over several years. The revision of estimates is due to changes in the timing of spend in the DJ Basin.
Three Months Ended March 31, 2019 Liabilities settled of $27 million relate to abandonment of US onshore properties, primarily in the DJ Basin where we have engaged in a program to plug and abandon older vertical wells. Costs associated with these abandonment activities will be incurred over several years.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Debt
Debt consists of the following:

	March 31, 2020		December 31, 2019
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Noble Energy, Excluding Noble Midstream Partners
Revolving Credit Facility, due March 9, 2023	$1,000	1.92%	$—	—%
Senior Notes and Debentures	5,884	(1)	5,884	(1)
Finance Lease Obligations	203	—%	205	—%
Total Noble Energy Debt, Excluding Noble Midstream Partners Debt	7,087		6,089
Noble Midstream Partners
Noble Midstream Services Revolving Credit Facility, due March 9, 2023	750	2.16%	595	3.11%
Noble Midstream Services Term Loan Credit Facility, due July 31, 2021	500	1.94%	500	2.85%
Noble Midstream Services Term Loan Credit Facility, due August 23, 2022	400	1.82%	400	2.74%
Total Noble Midstream Partners Debt	1,650		1,495
Total Debt	8,737		7,584
Net Unamortized Discounts and Debt Issuance Costs	(64)		(65)
Total Debt, Net of Unamortized Discounts and Debt Issuance Costs	8,673		7,519
Less Amounts Due Within One Year
Finance Lease Obligations	(41)		(42)
Long-Term Debt Due After One Year	$8,632		$7,477

(1)	The Senior Notes and Debentures have weighted average interest rates of 4.93% for both March 31, 2020 and December 31, 2019.
Revolving Credit Facilities and Commercial Paper Program We have total borrowing capacity of $4.0 billion across our Revolving Credit Facility and our commercial paper program, which is backed by our Revolving Credit Facility. We choose to borrow under the commercial paper program or Revolving Credit Facility based on market availability and interest rates at the time of borrowing. During the quarter, we borrowed $1.0 billion, net, on our Revolving Credit Facility to increase our cash on hand balance to mitigate potential future issues in the global financial system. As of March 31, 2020 and December 31, 2019, the Revolving Credit Facility had $3.0 billion and $4.0 billion available for borrowing, respectively.
Noble Midstream Partners borrowed $155 million, net, on the Noble Midstream Services Revolving Credit Facility. Proceeds received were used to partially fund the investment in Saddlehorn, capital investment program and for working capital purposes. As of March 31, 2020 and December 31, 2019, the Noble Midstream Services Revolving Credit Facility had $400 million and $555 million available for borrowing, respectively.
Fair Value of Debt The fair value of fixed-rate, public debt is estimated based on observable and available market information. As such, we consider the fair value of this debt to be a Level 1 measurement on the fair value hierarchy. Our non-public debt outstanding, including our Revolving Credit Facility, Noble Midstream Services Revolving Credit Facility and Noble Midstream Services term loans are subject to variable interest rates. The fair value is estimated based on significant other observable inputs; thus, we consider the fair values to be Level 2 measurements on the fair value hierarchy. Fair value information regarding our debt, which excludes finance lease obligations, is as follows:

	March 31, 2020		December 31, 2019
(millions)	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
Debt	$8,534	$6,705	$7,379	$8,033

(1)
As of March 31, 2020, the difference between the carrying amount and the fair value is primarily due to increased spreads resulting from the current commodity price, supply and demand environment coupled with the COVID-19 pandemic.

Note 9. Commitments and Contingencies
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
Colorado Clean Water Act Referral Notice In September 2018, we received a letter from the Department of Justice (DOJ) providing notification of referral from the Environmental Protection Agency (EPA) of alleged Clean Water Act violations at an upstream production facility and a midstream gathering facility in Weld County, Colorado. In April 2019, we met with the DOJ and EPA enforcement personnel to discuss potential settlement of the alleged violations. Given the ongoing status of settlement discussions, we are currently unable to predict the ultimate outcome of this action, but believe the resolution will not have a material adverse effect on our financial position, results of operations or cash flows.
Note 10. Income Taxes
Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
(millions, except percentages)	2020	2019
Current	$37	$16
Deferred	(48)	(100)
Total Income Tax Benefit	$(11)	$(84)
Effective Tax Rate	0.27%	22.5%

Effective Tax Rate (ETR) At the end of each interim period, we apply a forecasted annualized ETR to current period earnings or loss before tax, which can produce interim ETR fluctuations. We have concluded that the annual ETR is a reliable estimate considering recent economic and financial market effects of decreased commodity prices and COVID-19. Due to the impairments recorded during first quarter 2020, we have further evaluated our ability to utilize domestic federal and state net operating loss (NOL) and credit carryforwards prior to expiration, concluding a valuation allowance should be recorded for the associated deferred tax assets. See Note 4. Impairments.
The ETR for the three months ended March 31, 2020 decreased as compared with the same period 2019, primarily due to the valuation allowance discussed above which significantly reduced the deferred tax benefit recorded for the current year loss. The deferred tax benefit was further reduced by the $470 million of deferred tax expense associated with the valuation allowance on losses generated in prior years recorded as a discrete item in first quarter 2020. In addition, the increase in current tax expense was the result of increased earnings in our Eastern Mediterranean segment.
Impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) We evaluated provisions of the CARES Act, signed into law on March 27, 2020. Certain provisions of the CARES Act include modifications to NOL limitations and business interest expense limitations, which are expected to impact utilization of future NOL carryovers. The provisions did not have a material impact on our financial statements for the period ended March 31, 2020.
Tax Examinations In our major tax jurisdictions, the earliest years remaining open to examination are as follows: US – 2014, Israel – 2015 (2013 with respect to Israel Oil Profits Tax) and Equatorial Guinea – 2013.
Note 11. Derivative Instruments and Hedging Activities
Objective and Strategies for Using Derivative Instruments   We enter into price hedging arrangements to mitigate effects of commodity price volatility and enhance the predictability of cash flows for a portion of our production. While these instruments mitigate the cash flow risk of future decreases in commodity prices, they may also curtail benefits from future increases in commodity prices.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Unsettled Commodity Derivative Instruments   As of March 31, 2020, we had entered into the following crude oil derivative instruments:

				Swaps		Collars
Settlement Period	Type of Contract	Index	Bbls Per Day	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Apr2020-Dec2020	Sold Calls	NYMEX WTI	8,000	$—	$65.59	$—	$—	$—
Apr2020-Dec2020	Swaps	NYMEX WTI	11,500	—	57.79	—	—	—
Apr2020-Jun2020	Swaps	NYMEX WTI	72,000	—	37.09	—	—	—
Jul2020-Dec2020	Three-Way Collars	NYMEX WTI	53,000	—	—	10.00	25.00	37.20
Jul2020-Dec2020	Call Swaption	NYMEX WTI	11,000	—	58.95	—	—	—
2020	Basis Swaps	Midland (1)	15,000	(5.01)	—	—	—	—

(1)
These contracts establish a fixed amount for the differential between pricing in Midland, Texas, and Cushing, Oklahoma. The weighted average differential represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes covered by the basis swap contracts.

As of March 31, 2020, we had entered into the following natural gas liquid (NGL) derivative instruments:

				Swaps
Settlement Period	Type of Contract	Index	Bbls per Day	Weighted Average Fixed Price
Apr 2020-Sept 2020	Ethane Swaps	Mont Belvieu	2,000	$7.77
Apr 2020-Sept 2020	Propane Swaps	Mont Belvieu	5,000	21.04
Apr 2020-Sept 2020	Isobutane Swaps	Mont Belvieu	1,000	25.36
Apr 2020-Sept 2020	Butane Swaps	Mont Belvieu	1,500	24.31
As of March 31, 2020, we had entered into the following natural gas derivative instruments:

				Swaps		Collars
Settlement Period	Type of Contract	Index	MMBtu Per Day	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Apr2020-Dec2020	Swaps	NYMEX HH	90,000	$—	$2.60	$—	$—	$—
Apr2020-Oct2020	Three-Way Collars	NYMEX HH	40,000	—	—	2.25	2.70	2.85
Apr2020-Dec2020	Sold Puts	NYMEX HH	90,000	—	—	2.15	—	—
2020	Basis Swaps	CIG (1)	139,000	(0.56)	—	—	—	—
2020	Basis Swaps	WAHA (1)	49,500	(1.05)	—	—	—	—
2021	Swaps	NYMEX HH	70,000	—	2.42	—	—	—
2021	Call Swaption	NYMEX HH	70,000	—	2.42	—	—	—
2021	Basis Swaps	CIG (1)	60,000	(0.52)	—	—	—	—
2021	Basis Swaps	WAHA (1)	32,000	(0.71)	—	—	—	—

(1)
These contracts establish a fixed amount for the differential between index pricing for Colorado Interstate Gas (CIG) and Waha Hub versus NYMEX Henry Hub (HH). The weighted average differential represents the amount of reduction to NYMEX HH prices for the notional volumes covered by the basis swap contracts.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Amounts   The fair values of commodity derivative instruments on our consolidated balance sheets were as follows (in millions):

Asset Derivative Instruments			Liability Derivative Instruments
Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Other Current Assets	$221	$14	Other Current Liabilities	$59	$36
Other Noncurrent Assets	—	1	Other Noncurrent Liabilities	3	1
Total	$221	$15		$62	$37

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
Gains and Losses on Commodity Derivative Instruments The effect of commodity derivative instruments on our consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil (1)	$(210)	$(9)
NGL	—	—
Natural Gas	2	(5)
Total Cash Received in Settlement of Commodity Derivative Instruments	(208)	(14)
Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments
Crude Oil	(187)	223
NGL	(10)	—
Natural Gas	16	3
Total Non-cash Portion of (Gain) Loss on Commodity Derivative Instruments	(181)	226
(Gain) Loss on Commodity Derivative Instruments
Crude Oil	(397)	214
NGL	(10)	—
Natural Gas	18	(2)
Total (Gain) Loss on Commodity Derivative Instruments	$(389)	$212

(1)
During first quarter 2020, we monetized certain crude oil derivative instruments by settling the instruments prior to their original settlement dates and entered into certain new instruments for the remainder of the year. Certain of this activity was intraperiod and related to crude oil instruments that were not part of our derivative portfolio as of December 31, 2019 and March 31, 2020. Net cash received in first quarter 2020 for these transactions was $160 million.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Net Loss Per Share Attributable to Noble Energy Common Shareholders
Noble Energy's basic loss per share of common stock is computed by dividing net loss attributable to Noble Energy by the weighted average number of shares of Noble Energy common stock outstanding during each period. The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
(millions, except per share amounts)	2020	2019
Net Loss and Comprehensive Loss Attributable to Noble Energy	$(3,963)	$(313)
Weighted Average Number of Shares Outstanding, Basic	479	478
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust	—	—
Weighted Average Number of Shares Outstanding, Diluted	479	478
Loss Per Share, Basic and Diluted	$(8.27)	$(0.65)
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	16	15

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a narrative about our business from the perspective of management. We use common industry terms, such as thousand barrels of oil equivalent per day (MBoe/d) and million cubic feet equivalent per day (MMcfe/d), to discuss production and sales volumes. Our MD&A is presented in the following sections:

•	Executive Overview & Operating Outlook;

•	Results of Operations – Exploration and Production;

•	Results of Operations – Midstream;

•	Results of Operations – Corporate; and

•	Liquidity and Capital Resources.
The preceding consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with our MD&A. See also Item 1A. Risk Factors.

EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment as well as significant operating and financial results for first quarter 2020. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The impacts on our business of both the significant decline in commodity prices and the novel coronavirus (COVID-19) pandemic are unprecedented. During this time, Noble Energy is committed first and foremost to the safety of our global workforce and the communities in which we operate, and ensuring that we continue to fulfill our purpose: Energizing the World, Bettering People's Lives®.
Commodity Prices
Market Conditions In first quarter 2020, the COVID-19 pandemic spread quickly across the globe and countries mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which have included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, have caused unprecedented declines in the global demand for crude oil and natural gas commodities. This decline in global demand driven by reduced consumption has contributed to commodity prices declining precipitously beginning in mid-March 2020. The longevity and severity of the impacts of COVID-19 to the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe.
Contemporaneously with the COVID-19 pandemic, the Organization of Petroleum Exporting Countries (OPEC) and certain non-OPEC producers failed to agree in March 2020 to production cuts which were intended to stabilize and support global crude oil prices. With no agreement in place, certain large international crude oil producers, including Saudi Arabia and Russia, began to deeply discount prices of their crude oil and committed to ramping up production in an attempt to protect, or increase, their global market share. This increased production further contributed to global production levels far exceeding current demand, a trend that exacerbated already depressed commodity prices. These extreme supply and demand dynamics have caused a significant decline in crude oil prices negatively impacting all crude oil producers.
In April 2020, members of OPEC and certain non-OPEC producers agreed to production cuts through first quarter 2022. While these production cuts are expected to reduce excess global crude oil inventories in 2021, they are unlikely to be sufficient to offset the sharp demand decreases caused by COVID-19 in the near-term.
With commodity demand and consumption significantly depressed, and production adding to inventory levels, crude oil storage began to reach capacity placing further commodity pricing pressure on all elements of the crude oil and natural gas commodity value chain. For example, in April 2020, pricing for the NYMEX West Texas Intermediate (WTI) crude oil futures contract was negative for one day, resulting from a combination of the May 2020 futures contract trading deadline with a physical settlement and a limited number of buyers with available crude oil storage capacity. This unprecedented negative price was driven by excessive oversupply of crude oil in the US market and concerns that supply would exceed available crude oil storage capacities. As a result, sales volumes indexed to WTI for that time resulted in certain buyers receiving payments to take crude oil production as storage capacities became scarce and filled.
Additionally, the US domestic natural gas market and US natural gas liquid (NGL) market are oversupplied, with the NGL market also being impacted by export capacity constraints. These factors have contributed to depressed pricing for both US domestic natural gas and US NGLs. We expect that as development activity begins to decline in the US leading to reduced crude oil and associated natural gas production, US domestic natural gas prices will adjust as supply and demand levels equalize.
Reduced demand and resulting commodity price volatility driven by factors discussed above have also contributed to increased short-term competition amongst fuel alternatives to crude oil and natural gas. For example, in the Eastern Mediterranean, spot coal and spot liquefied natural gas (LNG) prices could temporarily be below prices in our long-term natural gas sales and purchase agreements (GSPAs).
Also, certain of our Tamar and Leviathan GSPAs have fixed minimum sales volumes and fixed base pricing with annual index escalations. Certain of our Egyptian export contracts include provisions which trigger adjustments to either decrease, or increase, fixed minimum sales volumes in the event the arithmetic average of daily Brent crude oil prices fall below, or above, $50 per barrel for certain periods of time. Our GSPAs do not preclude us from selling natural gas to domestic, or other regional customers, at amounts which exceed fixed minimum sales volumes.
The commodity price environment may continue to remain depressed for an extended period of time based on oversupply, decreasing demand and a potential global economic recession caused by COVID-19, discussed further below.
Our average realized sales prices, which exclude the impacts of hedges settled in the respective periods, are as follows:

	Three Months Ended
Average Realized Sales Prices	March 31, 2020	March 31, 2019	% Change
Crude Oil & Condensate (Per Bbl)	$46.21	$54.19	(15)%
NGLs (Per Bbl)	10.30	17.86	(42)%
Natural Gas (Per Mcf)	2.58	2.88	(10)%
Current and Future Expected Impact to Noble Energy The recent decline in commodity prices adversely affected our realized prices in first quarter 2020 and we expect this trend will continue in the second quarter and, perhaps, beyond. First quarter 2020 realized prices included January and February 2020 prices that were much stronger than those realized in March 2020. Therefore, we expect our realized prices may decline further in second quarter reflecting a full quarter of lower pricing. In addition, our stock price has been negatively impacted by the current environment, significantly reducing our market capitalization. Prolonged lower commodity prices would impact the amount of cash generated from our operating activities, results of operations and our financial position. In response to the current environment, we executed the following actions:

•
Reduced our initial 2020 organic capital investment program - Our initial 2020 organic capital investment program, which excludes Noble Midstream Partners and acquisition capital, was in the range of $1.6 to $1.8 billion. As a result of the current macroeconomic and commodity environment, we have revised our planned 2020 organic capital investment program to a range of $750 million to $850 million, approximately 50% of which was spent in first quarter 2020. The majority of these reductions are attributed to our US onshore business, resulting in a higher concentration of production from our international assets. Additionally, we have deferred spending on the exploration well offshore

Colombia. We are continuing to progress the Alen natural gas monetization project, with first production expected in early 2021.

•
Reduced our quarterly dividend and identified additional cash savings costs - We reduced our quarterly cash dividend to $0.02 per Noble Energy common share. The reduction to our dividend, which begins in second quarter 2020, is expected to preserve approximately $195 million in annualized cash flow. Our Board of Directors will continue reviewing the dividend quarterly in context of market conditions. See Liquidity and Capital Resources, below. Additionally, we identified cash cost savings related to production expenses, general and administrative (G&A) expenses and asset retirements. Certain of these cost savings initiatives included strategic ramp down of activity in our US onshore business and successful negotiation of reduced rates for certain contracts.

•
Borrowed on our Revolving Credit Facility - During first quarter 2020, we borrowed $1.0 billion, net, on our $4.0 billion Revolving Credit Facility to increase our cash balance on hand in an abundance of caution to mitigate potential future issues in the global financial system. As of March 31, 2020, we had $3.0 billion remaining available on the Revolving Credit Facility and approximately $1.4 billion of cash on hand.

•
Cash settled hedges - We enhanced our liquidity by cash settling certain 2020 crude oil hedges prior to their original settlement dates and entered into new instruments for the remainder of the year. Net cash received in first quarter 2020 for these transactions was approximately $160 million. See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.

•
Assessed production levels - As a result of the COVID-19 pandemic and resulting decline in demand for our products, we expect production levels to be lower than our originally expected 2020 production levels, which ranged from 385 MBoe/d to 405 MBoe/d. We expect some of these decreases will result from voluntary curtailments of certain US onshore production beginning in May 2020 and extending into June 2020. The amount and duration of these curtailments could be shortened or extended depending on commodity markets. We do not expect reduced production levels will impact our ability to deliver on our firm sales or processing commitments.

•
Assessed proved reserves - We assessed our proved reserves during the quarter and recorded a downward reserves revision of 14 MMBoe primarily attributable to removal of proved undeveloped reserves in the Delaware Basin due to changes in our development plans.

•
Assessed long-lived assets for impairment - We performed impairment assessments on proved and unproved oil and gas properties, equity method investments, customer-related intangible assets, goodwill and lease right-of-use assets. Based on these assessments, we recorded impairments related to certain of our Delaware Basin proved and unproved properties and Eagle Ford Shale unproved properties, as well as to a finance lease right-of-use asset. Noble Midstream Partners recorded goodwill impairment expense related to a previous acquisition. See Item 1. Financial Statements – Note 4. Impairments.

•
Reviewed deferred tax asset valuation allowances - The impairment of our Delaware Basin proved and unproved properties and Eagle Ford Shale unproved properties caused us to establish a valuation allowance for our forecasted domestic net deferred tax asset, which resulted in a corresponding reduction in the deferred tax benefit. See Item 1. Financial Statements – Note 10. Income Taxes.

•
Adjusted our employee workforce capacity - We implemented furlough and part-time working programs for certain employees in response to reductions in planned activity levels, representing approximately 30% of our US workforce. Employees will continue receiving enrolled benefits under these programs; however, furloughed employees will not receive salaries and employees under the part-time program will receive 50% of their base salaries. Furthermore, the decreases in planned activity levels caused us to significantly reduce our contractor workforce. We expect these actions will reduce G&A spending beginning in second quarter 2020.

•
Lowered executive leadership salaries and director cash retainers - Salaries for the Chief Executive Officer, Senior Officers and Vice Presidents were lowered by 20%, 15% and 10%, respectively. In addition, cash retainers for members of the Board of Directors were lowered by 25%. These reductions are expected to extend through the end of 2020.

COVID-19
Market Conditions Containment measures and responsive actions to the COVID-19 pandemic, while aiding in the prevention of further outbreak, have resulted in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of oil and gas consumption and interference with workforce continuity.
Current and Future Expected Impact to Noble Energy The COVID-19 pandemic, specifically measures to restrict individuals within their homes, has impacted the global demand for commodities, a trend we expect to continue into the second quarter, and, perhaps, beyond. Additionally, the risks associated with the virus have impacted our workforce and the way we meet our business objectives. In response to this, we executed the following actions:

•
Remote workforce and personnel management - Due to concerns over health and safety, we have asked the vast majority of our global workforce to work remotely until further notice. As of March 31, 2020, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. In addition, certain of our employees and contractors work in remote field locations or on offshore platforms. We have implemented various safety protocols including, among others, reduction of certain operational workloads to critical maintenance and personnel, mandating use of certain secure travel options, review of critical medical supplies and procedures and implementation of other safeguards to protect operational personnel. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.

•
Mobilized our Crisis Management Team (CMT) - Our corporate CMT is responsible for ensuring the organization implements our corporate Employee Health and Wellness plan elements pertaining to pandemic response. This plan follows Center for Disease Control (CDC), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we will continue to follow CDC guidance, which is subject to change in the future. To date, we have not experienced significant business or operational interruption due to workforce health or safety concerns pertaining to COVID-19.

Regarding our supply chain, the structure of the global oilfield material and services supply chain provides us flexibility in sourcing equipment and services for our development projects. However, the global nature of our supply chains, particularly in relation to our major international construction projects, exposes us to the risk of dispersed supply chain disruptions. We have experienced some delays in deliveries and are monitoring the situation to mitigate impacts on development projects.
The COVID-19 pandemic and impact of lower commodity prices have also caused disruptions in our distribution networks, including, among other things, storage and pipeline constraints and decreased demand from downstream consumers. These have the potential to result in claims of force majeure from transportation, processing, or other downstream service providers, as well as customers and other entities with which we conduct business. Prolonged constraints to the distribution chain could lead to additional shut-ins and/or increased production curtailment from certain of our US onshore wells in the future, further preventing us from producing our proved reserves. Additionally, we will continue to evaluate the amount and duration of our voluntary production curtailments, which could be shortened or extended depending on commodity markets.
Should our US production be shut-in or curtailed for an extended period of time, we could experience further declines in cash flows attributable to both our US onshore and Midstream segments. Our capital spending and development plans are flexible and we have already curtailed the majority of near-term US onshore development. As our pace of development slows, our inventory of drilled but uncompleted wells is expected to increase in the DJ Basin.
Potential Global Recession
Market Conditions COVID-19, coupled with the drop in commodity prices, have contributed to equity market volatility and, potentially, the risk of a global recession. We expect this global equity market volatility experienced in first quarter 2020 to continue until the COVID-19 pandemic stabilizes.
In March and April 2020, the US government passed a series of stimulus packages which, collectively, provide the largest relief packages in US history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on Noble Energy; however, we do believe it could aid the economy by providing relief to certain individuals and smaller businesses.
Current and Future Expected Impact to Noble Energy We have experienced a sharp decline in our stock price over the first quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our stock price. As of March 31, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of March 31, 2020, this total debt to capitalization ratio was below 40%. Our consolidated financial statements include the accounts of Noble Midstream Partners. Noble Midstream Partners is subject to financial covenants under the Noble Midstream Services Revolving Credit Facility and term loans, for which the outstanding debt is non-recourse to Noble Energy. As of March 31, 2020, Noble Midstream Partners is in compliance with these financial covenants. We receive limited partnership cash distributions from Noble Midstream Partners. Changes in Noble Midstream Partners' covenant compliance or changes in distributions to us would not have a material impact to Noble Energy.
During the quarter, we borrowed $1.0 billion, net, on our Revolving Credit Facility to ensure ample cash on hand, leaving over

$3.0 billion in remaining liquidity as of March 31, 2020, as well as approximately $1.4 billion of cash on hand. See Item 1. Financial Statements – Note 8. Debt and Liquidity and Capital Resources.
As cities, states and countries implement plans to loosen confinement restrictions and stimulate markets and economies, there is a risk for the resurgence and recurrence of COVID-19. Such an event is likely to impact global populations and could result in the reinstatement of containment measures, potentially leading to an extended period of reduced demand for crude oil and natural gas commodities.
First Quarter 2020 Operating Highlights
Regional Gas Sales From Leviathan Field By January 15th, we were selling natural gas from the Leviathan field to customers in Israel, Egypt and Jordan. First quarter 2020 sales volumes from Tamar and Leviathan increased 80% compared to fourth quarter 2019.
Progressing Natural Gas Monetization Offshore West Africa  During first quarter 2020, we progressed construction of the offshore pipeline which will transport natural gas from the Alen platform for processing at Punta Europa. Additionally, we finalized commercial LNG sales agreements for our Alen natural gas monetization project, securing sales to a large multi-national LNG trader. The Alen natural gas monetization project provides capital-efficient access to additional reserves and our entry into the global LNG markets. First production is anticipated in early 2021.
Exploration Program Update
Due to the current commodity price environment, we are delaying the majority of expenditures under our exploration program. In offshore Colombia, we have postponed drilling of an exploration well until at least 2021. In 2020, we do not expect to incur significant costs advancing US onshore exploration opportunities.
Potential for Future Impairments
We performed impairment assessments as of March 31, 2020, including assessments of proved and unproved properties, other long-lived assets, including property, plant and equipment and equity method investments, right-of-use assets and intangible assets, including customer relationships and goodwill. These assessments indicated that certain of our assets were impaired as of March 31, 2020. See Item 1. Financial Statements – Note 4. Impairments.
Impairment testing involves uncertainties related to key assumptions such as expectations for future commodity prices, development and capital spending plans, reservoir performance and production, among others. These assumptions are relevant to all of the Company’s operating segments and a significant number of interdependent variables are derived from these key assumptions. There is a high degree of complexity in their application in determining use and value in asset recovery tests and fair value determinations.
Given the inherent volatility of the current market conditions driven by the COVID-19 pandemic and crude oil and natural gas supply dynamics, there exists the potential for future conditions to deviate from our current assumptions. For example, properties that have been previously reduced to fair value, such as our Eagle Ford Shale proved properties in 2019, could become further impaired, or certain other assets, including capitalized exploratory well costs and undeveloped leasehold costs, could become impaired in a future environment. Further, it is likely additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for crude oil and natural gas.
Recently Issued Accounting Standards
See Item 1. Financial Statements – Note 2. Basis of Presentation.

RESULTS OF OPERATIONS – EXPLORATION AND PRODUCTION (E&P)
US Onshore
See Management's Discussion and Analysis - Executive Overview and Operating Outlook for updates to our US onshore capital program. In light of the current commodity price environment, we plan to run one drilling rig in the DJ Basin for the remainder of 2020. We plan to temporarily defer completion activities, which we expect to resume based upon economic and commodity conditions.
The results of operations outlined below are significantly impacted by commodity prices. During the quarter, realized prices in January 2020 and February 2020 were higher than realized prices in March 2020. Since the impacts of the current economic environment are not reflected within the results for the entire quarter, results in first quarter 2020 may not be indicative of future results in the near-term.
During first quarter 2020, our US onshore E&P activities consisted of the following:

Location	Average Rigs Operated	Wells Drilled (1)	Wells Brought Online	Average Sales Volumes (MBoe/d)
DJ Basin	2.5	36	29	156
Delaware Basin	2	23	22	67
Eagle Ford Shale	—	—	—	46
Total	4.5	59	51	269

(1)	The number of wells drilled refers to the number of wells completed, regardless of when drilling was initiated.
DJ Basin   During first quarter 2020, our activities were primarily focused in the Mustang and Wells Ranch areas. We currently have approximately 355 approved and remaining drilling permits, primarily in our Mustang Comprehensive Drilling Plan (CDP). The vast majority of these permits have six-year terms. In addition, in March 2020 our Wells Ranch CDP application, which covers approximately 41,000 net acres and allows for up to 250 additional drilling permits, was unanimously approved by the Colorado Oil and Gas Conservation Commission, with terms subject to the adoption of new rules which currently propose five-year terms. We can apply for an additional five-year term on any permits left undrilled at the end of the original five-year term.
Delaware Basin (Permian Basin) During first quarter 2020, our activities were primarily focused in the northern and central areas of our acreage position where we continued to assess completion designs to further drive operational and economic efficiencies, including testing of water intensity and number of stages per completion.
Eagle Ford Shale During first quarter 2020, we focused on maximizing cash flows from existing production and continued to evaluate and assess our development plan for the area.
International
By January 15, 2020, we were selling natural gas from the Leviathan field, offshore Israel, to customers in Israel, Egypt and Jordan. Our Tamar asset continues to reliably supply natural gas to customers in Israel and Jordan. Most of our Eastern Mediterranean natural gas sales and purchase agreements include fixed minimum volumes and fixed base prices. As a result, natural gas revenues in the region have historically been less susceptible to commodity price volatility.
Our West Africa segment continues to benefit from reliable operations at Aseng, Alen and Alba fields. We remain committed to the Alen gas monetization project, which we expect will create a regional natural gas hub able to supply a number of markets with LNG. During the quarter, we progressed marketing activities for the sale of future LNG cargoes with first production anticipated in early 2021.
Results of Operations
First Quarter 2020 Significant E&P Highlights:

•	by January 15th, we were selling natural gas from the Leviathan field to customers in Israel, Egypt and Jordan;

•	organic capital expenditures of $392 million, compared to $648 million in first quarter 2019;

•	total production expense per BOE of $7.77, a reduction of nearly 23% from first quarter 2019;

•	increased total consolidated average daily sales volumes by 17% to 385 MBoe/d, net;

•	increased average daily sales volumes for crude oil by 11%;

•	finalized commercial LNG sales agreements for Alen natural gas monetization, securing sales to a large multi-national LNG trader; and

•	recorded certain asset impairments of $2.7 billion and undeveloped leasehold exploration expense of $1.5 billion.

The following is a summarized statement of operations for our E&P business:

	Three Months Ended March 31,
(millions)	2020	2019
Oil, NGL and Gas Sales to Third Parties	$894	$937
Sales of Purchased Oil and Gas	25	14
(Loss) Income from Equity Method Investments and Other	(19)	15
Total Revenues	900	966
Production Expense	341	351
Exploration Expense	1,504	24
Depreciation, Depletion and Amortization	462	475
Cost of Purchased Oil and Gas	28	14
Asset Impairments	2,703	—
(Gain) Loss on Commodity Derivative Instruments	(389)	212
Loss Before Income Taxes	(3,768)	(168)

Average Oil, NGL and Gas Sales Volumes and Prices  Average daily sales volumes from our share of production and average realized sales prices were as follows:

	Average Sales Volumes (1)				Average Realized Sales Prices (1)
	Crude Oil & Condensate (MBbl/d)	NGLs (MBbl/d)	Natural Gas (MMcf/d)	Total (MBoe/d)	Crude Oil & Condensate (Per Bbl)	NGLs (Per Bbl)	Natural Gas (Per Mcf)
Three Months Ended March 31, 2020
United States	117	66	516	269	$46.10	$10.30	$1.27
Eastern Mediterranean	1	—	390	66	25.20	—	5.36
West Africa (2)	20	—	178	50	47.35	—	0.27
Total Consolidated Operations	138	66	1,084	385	46.21	10.30	2.58
Equity Investments (3)	1	4	—	5	53.65	28.69	—
Total	139	70	1,084	390	$46.27	$11.43	$2.58
Three Months Ended March 31, 2019
United States	113	59	483	253	$53.46	$17.86	$2.49
Eastern Mediterranean	—	—	233	39	—	—	5.57
West Africa (2)	12	—	168	40	61.01	—	0.27
Total Consolidated Operations (4)	126	59	884	332	54.19	17.86	2.88
Equity Investments (3)	1	4	—	5	53.01	36.81	—
Total (4)	127	63	884	337	$54.18	$19.09	$2.88

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

(3)	Volumes represent sales of condensate and LPG from the LPG plant in Equatorial Guinea. See (Loss) Income from Equity Method Investments, below.

(4)	Includes an immaterial amount of condensate sales from offshore Israel assets.

An analysis of revenues from sales of crude oil, NGLs and natural gas is as follows:

(millions)	Crude Oil & Condensate	NGLs	Natural Gas	Total
Three Months Ended March 31, 2019	$612	$96	$229	$937
Changes due to
Increase in Sales Volumes	69	11	87	167
Decrease in Sales Prices (1)	(103)	(45)	(62)	(210)
Three Months Ended March 31, 2020	$578	$62	$254	$894

(1)	Changes exclude gains and losses related to commodity derivative instruments. See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.

Crude Oil and Condensate Sales Revenues Revenues from crude oil and condensate sales decreased in first quarter 2020 as compared with 2019 primarily due to the following:

•	decreases in average realized prices for first quarter 2020 (see Executive Overview & Operating Outlook – Commodity Prices);
partially offset by:

•	higher West Africa sales volumes of 8 MBbl/d for first quarter 2020 compared to first quarter 2019 due to Aseng 6P coming online in fourth quarter 2019 and timing of liftings; and

•	higher US onshore sales volumes of 4 MBbl/d for first quarter 2020 compared to first quarter 2019 primarily due to an increase in development activity in the DJ and Delaware Basins.
NGL Sales Revenues Revenues from NGL sales decreased in first quarter 2020 as compared with 2019 primarily due to the following:

•	decreases in average realized prices for first quarter 2020 (see Executive Overview & Operating Outlook – Commodity Prices);
partially offset by:

•	higher US onshore sales volumes of 7 MBbl/d for first quarter 2020 compared to first quarter 2019 primarily due to an increase in development activity in the DJ and Delaware Basins.
Natural Gas Sales Revenues Revenues from natural gas sales increased in first quarter 2020 as compared with 2019 primarily due to the following:

•	higher Israel sales volumes of 157 MMcf/d for first quarter 2020 compared to first quarter 2019 primarily due to Leviathan commencing production late December 2019; and

•	higher sales volumes in the DJ and Delaware Basins of 50 MMcf/d for first quarter 2020 compared to first quarter 2019 due to an increase in development activities;
partially offset by:

•	decreases in average realized prices for first quarter 2020 (see Executive Overview & Operating Outlook – Commodity Prices); and

•	lower Eagle Ford Shale sales volumes of 17 MMcf/d for first quarter 2020 compared to first quarter 2019 due to reduced activity and natural field decline.
Sales and Cost of Purchased Oil and Gas  Sales and purchases of crude oil increased in first quarter 2020 as compared with 2019 primarily due to sales and purchases in the Delaware Basin to meet firm sales agreements, which did not occur in 2019. This increase was partially offset by decreases in sales and purchases of crude oil in the DJ Basin as compared to first quarter 2019.
(Loss) Income from Equity Method Investments and Other  Income from equity method investments and other decreased in first quarter 2020 as compared with 2019. The decrease includes a $31 million decrease from Atlantic Methanol Production Company, LLC (AMPCO), our methanol investment, primarily due to planned turnaround activities and the impact of lower methanol prices, and a $1 million decrease from Alba Plant, our LPG investment.

Production Expense   Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)(2)	Total	United States (2)	Eastern Mediterranean	West Africa
Three Months Ended March 31, 2020
Lease Operating Expense (3)	$4.32	$151	$108	$13	$30
Production and Ad Valorem Taxes	1.06	37	37	—	—
Gathering, Transportation and Processing	4.26	149	146	3	—
Other Royalty Expense	0.11	4	4	—	—
Total Production Expense	$9.75	$341	$295	$16	$30
Total Production Expense per BOE		$9.75	$12.03	$2.69	$6.68
Three Months Ended March 31, 2019
Lease Operating Expense (3)	$5.32	$159	$125	$10	$24
Production and Ad Valorem Taxes	1.57	47	47	—	—
Gathering, Transportation and Processing	4.75	142	142	—	—
Other Royalty Expense	0.10	3	3	—	—
Total Production Expense	$11.74	$351	$317	$10	$24
Total Production Expense per BOE		$11.74	$13.91	$2.84	$6.67

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.

(2)	US production expense includes charges from our midstream operations that are eliminated on a consolidated basis.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.
Production expense for first quarter 2020 decreased as compared with 2019, primarily due to the following:

•	decrease in US lease operating expense (LOE) due to reductions in leased assets and lower labor and workover costs; and

•	decrease in US production and ad valorem taxes due to lower commodity price realizations and assessed taxes in March 2020;
partially offset by:

•	increase in West Africa LOE due to an increase in sales volumes; and

•	increase in LOE and gathering, transportation and processing expenses in Eastern Mediterranean due to Leviathan commencing production in late December 2019.

The unit rate per BOE decreased for first quarter 2020 as compared with 2019 primarily due to the decrease in production expenses and an increase in volumes from US onshore, Eastern Mediterranean and West Africa.
Exploration Expense See Item 1. Financial Statements – Note 4. Impairments.
Depreciation, Depletion and Amortization (DD&A) Expense DD&A expense was as follows:

(millions, except unit rate)	Total	United States	Eastern Mediterranean	West Africa	Other Int'l
Three Months Ended March 31, 2020
DD&A Expense	$462	$419	$19	$24	$—
Unit Rate per BOE (1)	$13.22	$17.09	$3.19	$5.34	$—
Three Months Ended March 31, 2019
DD&A Expense	$475	$439	$16	$20	$—
Unit Rate per BOE (1)	$15.89	$19.27	$4.55	$5.56	$—

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
DD&A expense for first quarter 2020 decreased as compared with 2019, primarily due to the following:

•	decreases in the DJ Basin primarily due to year-end 2019 reserves additions and capital efficiencies; and

•	decreases in Eagle Ford Shale due to the fourth quarter 2019 impairment of proved properties.
partially offset by:

•	increases in Eastern Mediterranean as the Leviathan field commenced production in late December 2019; and

•	increases in West Africa due to higher sales volumes.

The unit rate per BOE for first quarter 2020 decreased as compared with 2019, primarily due to the decrease in total DD&A expense and an increase in volumes from US onshore, Eastern Mediterranean and West Africa.
Asset Impairments See Item 1. Financial Statements – Note 4. Impairments.
(Gain)/Loss on Commodity Derivative Instruments  We incurred a gain on commodity derivative instruments for first quarter 2020 as compared with a loss on commodity derivative instruments in 2019.
For first quarter 2020, gain on commodity derivative instruments included:

•	net cash receipts of $208 million; and

•	net non-cash increase of $181 million in the fair value of our net commodity derivative asset, primarily driven by changes in the forward commodity price curves for crude oil.
For first quarter 2019, loss on commodity derivative instruments included:

•	net cash settlement receipts of $14 million; and

•	net non-cash decrease of $226 million in the fair value of our net commodity derivative liability, primarily driven by changes in the forward commodity price curves for both crude oil and natural gas.
See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.

RESULTS OF OPERATIONS – MIDSTREAM
The results of operations outlined below are significantly impacted by commodity prices. Since the impacts of the current economic environment are not reflected within the results for the entire quarter, results in first quarter 2020 may not be indicative of future results in the near-term.
First Quarter 2020 Significant Midstream Highlights:

•	exercise of Black Diamond's option to acquire a 20% ownership interest in Saddlehorn, which owns a crude oil pipeline, for $87 million, net, to Noble Midstream Partners;

•	commissioning of the EPIC crude oil pipeline;

•	total revenues of $218 million, as compared with $165 million for first quarter 2019; and

•	recorded goodwill impairment of $110 million.
The following is a summarized statement of operations for our Midstream segment:

	Three Months Ended March 31,
(millions)	2020	2019
Midstream Services Revenues – Third Party	$25	$24
Sales of Purchased Oil and Gas	83	33
(Loss) Income from Equity Method Investments	(5)	2
Intersegment Revenues	115	106
Total Revenues	218	165
Operating Costs and Expenses	33	36
Depreciation, Depletion and Amortization	26	25
Cost of Purchased Oil and Gas	80	31
Goodwill Impairment	110	—
Total Expense	249	92
(Loss) Income Before Income Taxes	$(31)	$73
Midstream Services Revenues – Third Party The amount of revenue generated by the Midstream segment depends primarily on the volumes of crude oil, natural gas and water for which services are provided to dedicated acreage for our E&P business and to third-party customers. These volumes are affected by the level of drilling and completion activity and by changes in the supply of, and demand for, crude oil, NGLs and natural gas in the markets served directly or indirectly by our midstream assets. We anticipate these volumes will decrease in the near-term due to impacts of COVID-19 and the current commodity price environment.
Sales and Costs of Purchased Oil and Gas Sales and costs of purchased oil for first quarter 2020 increased as compared with 2019 due to an increase in throughput volumes driven by additional well connections.
(Loss) Income from Equity Method Investments (Loss) Income from equity method investments decreased for first quarter 2020 as compared with 2019, primarily due to operating losses incurred by Noble Midstream Partners' equity method investments that have yet to fully commence commercial operations, partially offset by earnings for Saddlehorn Pipeline and Advantage Pipeline.

Goodwill Impairment See Item 1. Financial Statements – Note 4. Impairments.

RESULTS OF OPERATIONS – CORPORATE
Expenses related to debt, such as interest and other debt-related costs, headquarters depreciation, corporate general and administrative (G&A) expenses, exit costs and certain costs associated with mitigating the effects of our retained Marcellus Shale transportation agreements, are recorded at the Corporate level.
The impacts of the current environment, including changes to our workforce and borrowings under our Revolving Credit Facility in late March 2020, were not yet fully reflected within G&A and interest expense, respectively, in first quarter 2020. As such, results in first quarter 2020 may not be indicative of future results.
Transportation Exit Cost Revenues and expenses associated with retained Marcellus Shale transportation contracts were as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Sales of Purchased Gas (1)	$17	$27
Cost of Purchased Gas (1)	31	42
Firm Transportation Exit Cost (2)	—	92

(1)
Relates to third party mitigation activities we engage in to utilize a portion of our Marcellus Shale transportation commitment. Cost of purchased gas includes utilized and unutilized transportation expense. Decreases in sales and cost of purchased gas related to lower natural gas prices in first quarter 2020 as compared to first quarter 2019.

(2)	Represents exit costs related to future commitments to a third party resulting from a permanent capacity assignment.
General and Administrative Expense   G&A expense was as follows:

	Three Months Ended March 31,
(millions, except unit rate)	2020	2019
G&A Expense	$85	$102
Unit Rate per BOE (1)	$2.43	$3.41

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
Due to our focus on overall G&A cost reductions, expense for first quarter 2020 decreased approximately 17% as compared with first quarter 2019. Decreases were primarily due to reduced employee, office and travel expenses. The unit rate per BOE for first quarter 2020 also decreased as compared with 2019 due to the reduction in G&A expense and the increase in the total sales volumes.
Other Operating Expense, Net Other operating expense, net includes $40 million of impairment expense for a finance lease right-of-use asset relating to a corporate real estate lease. See Item 1. Financial Statements – Note 4. Impairments.
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended March 31,
(millions, except unit rate)	2020	2019
Interest Expense, Gross	$91	$87
Capitalized Interest	(10)	(21)
Interest Expense, Net	$81	$66
Unit Rate per BOE (1)	$2.32	$2.21

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
Interest expense, gross, for first quarter 2020 remained relatively flat as compared with 2019. See Item 1. Financial Statements – Note 8. Debt. Capitalized interest for first quarter 2020 decreased as compared with 2019, primarily due to lower work in progress amounts with Leviathan commencing production late December 2019, partially offset by additions to equity method investments engaged in construction activities.
The unit rate per BOE for first quarter 2020 increased as compared with 2019, primarily due to the increase in net interest expense partially offset by the increase in total sales volumes.

LIQUIDITY AND CAPITAL RESOURCES
Impact of Commodity Price Environment and COVID-19
Recent events, as further described in Management's Discussion & Analysis - Executive Overview and Operating Outlook, have significantly impacted our financing strategy. The magnitude of the recent drop in commodity prices, combined with the global uncertainty surrounding the COVID-19 pandemic, is unprecedented.
Our capital structure and financing strategy are designed to provide sufficient liquidity to fund development of our discovered hydrocarbons through commodity price cycles. In the current commodity price environment, the duration of which could be prolonged, we have delayed certain development projects and exploration activities in order to preserve our financial liquidity. Additionally, we have adjusted our shareholder return initiatives, including our dividend, when determining how to best allocate our capital and cash resources to maintain maximum liquidity. The reduction of our quarterly dividend to $0.02 per Noble Energy common share is expected to preserve approximately $195 million in annualized cash flow.
Our liquidity could also be impacted by counterparty credit risk. We closely monitor the credit worthiness of all counterparties with whom we do business. When considered necessary, we obtain letters of credit or other credit enhancements to mitigate risks associated with certain counterparties.
Additionally, our liquidity is impacted by the amount of distributions we receive from Noble Midstream Partners. In March 2020, Noble Midstream Partners announced a reduction in their quarterly distribution to $0.1875 per unit which will reduce cash received from distributions beginning in second quarter 2020.
Our focus on liquidity is allowing us to address current volatility and risk. During first quarter 2020, our primary sources of liquidity were cash flows from operations, cash on hand and borrowings under our Revolving Credit Facility, which does not mature until 2023. Cash flows from operations include $208 million of cash received in the settlement of derivative instruments. We utilize derivative instruments to protect liquidity, provide risk mitigation and support cash flow predictability.
During March 2020, the instability in the global economy disrupted the commercial paper market. Therefore, instead of borrowing under our commercial paper program, in March 2020, we borrowed $1.0 billion, net, on our $4.0 billion Revolving Credit Facility, leaving $3.0 billion of available borrowing capacity. The first quarter 2020 borrowing on our $4.0 billion Revolving Credit Facility was used to increase our cash on hand balance in an abundance of caution to mitigate potential future issues in the global financial system. As of March 31, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of March 31, 2020, our total debt to capitalization ratio was below 40%.
A few of our commercial agreements contain the obligation to provide assurances in the event certain financial triggers are met. Potential collateral requirements could be triggered by a downgrade of our credit rating to non-investment grade or other financial triggers. We anticipate meeting any collateral obligations through bi-lateral letters of credit facilities and/or our Revolving Credit Facility. We have sufficient capacity under such facilities to meet potential collateral obligations. Posting of collateral through the use of our bilateral facilities and other instruments would not impact our available borrowing capacity under our Revolving Credit Facility, while issuance of letters of credit under our Revolving Credit Facility would reduce available borrowing capacity by an equivalent amount.
Our credit rating, as well as the credit ratings of our competitors in the oil and gas industry, are periodically reviewed by the various credit rating agencies. Credit rating downgrades, particularly below investment grade, or other negative rating actions could restrict our access to the commercial paper market, increase the interest rate and fees we pay on our $4.0 billion Revolving Credit Facility, and increase the costs of future borrowings.
We will continue to consider strategic farm-out arrangements of our working interests for reimbursement of our capital spending. Additionally, we consider repatriations of foreign cash to increase our financial flexibility and fund our capital investment program.
We believe these factors position us to have sufficient liquidity to address the current downturn in commodity prices. However, we are unable to predict how long commodity demand and prices will continue to be depressed, nor are we able to predict whether prices will continue to decline. Our financing strategy in future periods could include further reductions to capital spending, additional borrowings under our $4.0 billion Revolving Credit Facility, changes to our dividend, proceeds from asset divestitures, or issuance of new debt or equity securities and/or extension of debt maturities, among others. In addition, we may from time to time seek to retire or purchase our outstanding senior notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual requirements and other factors.

Available Liquidity
The following table summarizes our cash, debt balances and available liquidity:

	March 31, 2020			December 31, 2019
(millions, except percentages)	Noble Energy Excluding Noble Midstream Partners	Noble Midstream Partners	Total	Noble Energy Excluding Noble Midstream Partners	Noble Midstream Partners	Total
Cash and Cash Equivalents	$1,379	$18	$1,397	$471	$13	$484
Amounts Available for Borrowing (1)	3,000	—	3,000	4,000	—	4,000
Total Liquidity (1)	$4,379	$18	$4,397	$4,471	$13	$4,484

Total Debt (2)	$7,087	$1,650	$8,737	$6,089	$1,495	$7,584
Noble Energy Share of Equity			$4,397			$8,410
Ratio of Debt-to-Book Capital (3)			67%			47%

(1)	Excludes $400 million available for borrowing under the Noble Midstream Services Revolving Credit Facility, which is not available to Noble Energy for general corporate purposes.

(2)	Excludes unamortized debt discount/premium and debt issuance costs. See Item 1. Financial Statements – Note 8. Debt.

(3)
We define our ratio of debt-to-book capital as total debt divided by the sum of total debt plus Noble Energy's share of equity. This ratio is not used in determining compliance with the financial covenant in our $4.0 billion Revolving Credit Facility. As of March 31, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of March 31, 2020, our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, was below 40%. See Impact of Commodity Price Environment and COVID-19, above.

Cash and Cash Equivalents   We had approximately $1.4 billion in cash and cash equivalents at March 31, 2020, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $330 million of this cash is attributable to our foreign subsidiaries. We do not expect to incur significant US income tax expense with respect to future repatriation of foreign cash.
Revolving Credit Facilities Noble Energy's $4.0 billion Revolving Credit Facility and the Noble Midstream Services Revolving Credit Facility of nearly $1.2 billion both mature in 2023. These committed facilities are used to fund capital investment programs, acquisitions and amounts for working capital purposes.
At March 31, 2020, $1.0 billion was outstanding under the Noble Energy Revolving Credit Facility, leaving $3.0 billion available for borrowing. At March 31, 2020, $750 million was outstanding under the Noble Midstream Services Revolving Credit Facility, leaving $400 million available for borrowing.
See Item 1. Financial Statements – Note 8. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(millions)	2020	2019
Operating Activities	$482	$528
Investing Activities	(696)	(911)
Financing Activities	1,127	194
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$913	$(189)
Operating Activities   Cash provided by operating activities for first quarter 2020 decreased $46 million as compared with 2019. The decrease was primarily driven by a decrease in revenues driven by lower commodity prices, partially offset by cash received for settlements of commodity derivatives of $208 million, as compared with cash receipts of $14 million in the prior year. Working capital was impacted by a decrease in accounts receivables due to lower average realized prices.
Investing Activities   Cash used in investing activities decreased approximately $215 million for first quarter 2020 as compared with 2019, primarily due to decreases of $284 million in capital spending for property, plant and equipment due to reduced capital spend for Leviathan, which came online late December 2019, and reduced spending in our US onshore business. During the quarter, cash used for additions to equity method investments was $45 million lower than in first quarter 2020. These decreases were partially offset by reductions in proceeds from divestitures, as we had $17 million of proceeds in first quarter 2020 compared to $123 million in the prior year.
Financing Activities   Our financing activities during first quarter 2020 primarily included net borrowings of $1.0 billion under our $4.0 billion Revolving Credit Facility and net borrowings of $155 million on the Noble Midstream Services Revolving Credit Facility. Additionally, we received contributions from noncontrolling interest owners of $78 million, which primarily related to external funding received for Noble Midstream Partners' investment in Saddlehorn. During first quarter 2020, we paid $58 million of cash dividends to Noble Energy shareholders.
Our financing activities during first quarter 2019 included net borrowings of $170 million on the Noble Midstream Services Revolving Credit Facility and the receipt of $99 million of preferred equity, net of offering costs. In addition, we paid $53 million of cash dividends to Noble Energy shareholders.
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.
Capital Expenditure Activities
Our capital expenditures (on an accrual basis) were as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Unproved Property Acquisition (1)	$—	$35
Proved Property Acquisition (1)	6	4
Exploration	12	14
Development	340	614
Midstream	43	66
Corporate	7	8
Other (2)	40	10
Total	$448	$751

Additions to Equity Method Investments
Saddlehorn Pipeline (3)	$87	$—
EPIC Y-Grade	14	123
EPIC Crude Holdings	33	104
Delaware Crossing	17	38
Other	2	6
Total Additions to Equity Method Investments (4)	$153	$271

Increase in Finance Lease Obligations	$8	$2

(1)	Costs relate to US onshore leasehold activity.

(2)	2020 amount includes $34 million of linefill purchased for start-up of the EPIC crude oil and Delaware Crossing pipelines. This amount is included within our US onshore segment.

(3)	Represents amount contributed by Noble Midstream Partners and excludes $73 million of externally funded capital.

(4)	Includes an immaterial amount of capitalized interest. See Item 1. Financial Statements – Note 5. Acquisitions, Divestitures and Equity Method Investments.
Development costs decreased compared to 2019 primarily due to decreased capital spend for the Leviathan project, which commenced production in late December 2019, as well as our continued focus on US onshore capital efficiencies. Development costs included approximately $319 million for US onshore, prior to intersegment eliminations, $29 million for Eastern Mediterranean and $16 million for West Africa.
Capital spending by our Midstream segment in first quarter 2020 decreased as compared with 2019, primarily due to reduced spend on gathering activities.

Dividends
In April 2020, our Board of Directors declared a quarterly cash dividend of $0.02 per Noble Energy common share, which will be paid on May 26, 2020 to shareholders of record on May 11, 2020. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We are exposed to market risk in the normal course of business operations and the volatility of commodity prices continues to impact the oil and gas industry. For discussion of current and anticipated impacts of the current commodity price environment and COVID-19, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview & Operating Outlook.
At March 31, 2020, our open commodity derivative instruments were in a net asset position with a fair value of $159 million. Based on the March 31, 2020 published commodity futures price curves for the underlying commodities, a hypothetical price increase of 10% per Bbl for both crude oil and NGLs and 10% per MMBtu for natural gas would decrease the fair value of our net commodity derivative asset by approximately $64 million. Even with certain hedging arrangements in place to mitigate the risk of commodity price volatility, our 2020 revenues and results of operations will be adversely affected if commodity prices continue to decline. See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Noble Revolving Credit Facility, Noble Midstream Services Revolving Credit Facility, and Noble Midstream Services Term Loan Credit Facilities, which as of March 31, 2020 total nearly $2.7 billion and have a weighted average interest rate of 1.98%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. While we currently have no interest rate derivative instruments as of March 31, 2020, we may invest in such instruments in the future in order to mitigate interest rate risk.
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

•	our ability to make and integrate acquisitions or execute divestitures;

•	access to resources; and

•	the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations, and the markets and communities in which we operate.
Any such projections or statements reflect Noble Energy’s views (as of the date such projections were published or such statements were made) about future events and financial performance, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. No assurances can be given that such events or performance will occur as projected, and actual results may differ materially from those projected. Important factors that could cause the actual results to differ materially from those projected include, without limitation, the volatility in commodity prices for crude oil and natural gas, the presence or recoverability of estimated reserves, the ability to replace reserves, environmental risks, drilling and operating risks, exploration and development risks, information technology and security risks, competition, government regulation or other action, the ability of management to execute its plans to meet its goals and other risks inherent in Noble Energy’s business that are detailed in its Securities and Exchange Commission filings.
Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q for the quarter ended March 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 is available on our website at www.nblenergy.com.
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

Part II. Other Information
Item 1.    Legal Proceedings
See discussion of legal proceedings in Part I. Financial Information, Item 1. Financial Statements – Note 9. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1, as well as discussion in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:
The COVID-19 pandemic and recent developments in the global crude oil markets have had, and may continue to have, material adverse consequences for the global economy, which have impacted our planned operational activities, and have had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic have significantly reduced global economic activity. Various containment measures, which have included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, have resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. The longevity and severity of the impact of COVID-19 on the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe. We are unable to predict when, and if, an effective vaccine for COVID-19 will become available.
Additionally, in March 2020, OPEC and non-OPEC producers failed to agree to production cuts, causing a significant drop in crude oil prices. Also, Saudi Arabia recently reduced its export prices to certain markets, while increasing its prices in others. Subsequently, in April 2020, members of OPEC and certain non-OPEC producers agreed to production cuts through first quarter 2022. While these production cuts are expected to reduce excess global crude oil inventories in 2021, they are unlikely to be sufficient to offset the sharp demand decreases caused by COVID-19 in the near-term.
Collectively, these factors have contributed to significant negative global economic impacts, including a significant drop in demand for hydrocarbon products, potentially causing the US and other global economies to fall into a recession that could extend throughout 2020 and beyond. A recession could likely extend the time for the current crude oil markets to absorb excess supplies, resulting in suppressed crude oil prices for a number of future quarters.
Our profitability has been and will likely continue to be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, intangible assets, equity method investments and right-of-use assets. It is likely additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy.

The COVID-19 pandemic and impact of lower commodity prices have also caused disruptions in our distribution networks, including, among other things, storage and pipeline constraints and decreased demand from downstream consumers. These have the potential to result in claims of force majeure from transportation, processing, or other downstream service providers, as well as customers and other entities with which we conduct business. Prolonged constraints to the distribution chain could lead to additional shut-ins and/or increased production curtailment from certain of our US onshore wells in the future, further preventing us from producing our proved reserves. Additionally, these supply and demand dynamics have, and could again in the future, lead to negative commodity prices in the US, such as was the case with the May 2020 futures contracts whereby NYMEX WTI crude oil futures pricing was negative for one day in April 2020 driven by the contracts trading deadline with a physical settlement and buyers with available crude oil storage capacity being limited. In response to the current environment, certain domestic state regulators and commissions are considering measures that could, among other things, enforce state-wide limitations on crude oil production. Our future production levels could be negatively impacted if state or federal governments were to implement such production limitations in the future.
Additionally, reduced demand and increased commodity price volatility have contributed to increased short-term competition amongst fuel alternatives in the Eastern Mediterranean, where spot coal and spot LNG prices could temporarily be below prices in our long-term natural gas sales and purchase agreements.
Our future access to capital, as well as that of our partners and contractors, could be limited due to tightening capital markets that could delay or inhibit development of our property interests. Some of our longer-term projects require significant investment and, as a result of the current commodity price environment, we have delayed the majority of expenditures under our exploration program. If commodity prices do not improve, our long-term projects may be further delayed due to capital constraints. In addition to the delay of certain projects, if commodity prices do not improve, we could choose not to develop certain of our reserves, even in areas where reserves are known to exist.
The COVID-19 pandemic could potentially further impact our global workforce and operations. The infection of key personnel, and/or the infection of a significant portion of our workforce, could result in business continuity and productivity disruptions. In addition, certain of our personnel and contractors work in field or remote locations, including offshore platforms and facilities. An outbreak of COVID-19 at one of these locations, such as on an offshore platform or facility, could result in the cessation of operations to protect personnel and assets. Any such events could have a material adverse impact on our business, financial condition and results of operations.
The majority of our workforce is working remotely until the risks of COVID-19 are minimized. Additionally, in response to reduced development and activity levels stemming from the commodity price environment, we have placed a number of employees on furlough or part-time work programs. A remote workforce, combined with employee workforce reduction programs, could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures.
Further, containment measures have been implemented to mitigate the spread of COVID-19, there is the risk that reduced demand could continue should there be wide-spread and sustained adoption of certain behavioral changes, such as reduced travel and work from home policies, among others. Such behavioral changes, and perceived benefits to the environment, have recently been cited by groups opposing the oil and gas industry as cause for future long-term global adoption. We could be negatively impacted should there be wide-spread and sustained changes in consumer behavioral patterns that result in reduced demand for and consumption of energy commodities.
The impacts of COVID-19 and the significant drop in commodity prices have had an unprecedented impact on the global economy and our business. Impacts of the COVID-19 pandemic and/or any worsening of the global business and economic environment, may heighten or exacerbate many of the other risks disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration. These risks could have a material adverse impact on our financial position, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions)
1/1/2020 - 1/31/2020	—	$—	—
2/1/2020 - 2/29/2020	450,814	19.81	—
3/1/2020 - 3/31/2020	4,211	10.74	—
Total	455,025	$19.73	—	$455

(1)
Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under stock-based compensation plans.

(2)
During first quarter 2020, we did not repurchase shares under the $750 million share repurchase program, authorized by the Board of Directors and announced on February 15, 2018, which expires December 31, 2020.

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

10.1*	Noble Energy, Inc. 2020 Long-Term Incentive Plan, filed herewith.

10.2*	Noble Energy, Inc. Short-Term Incentive Plan (Amended and Restated Effective January 1, 2020), filed herewith.

10.3*	Noble Energy, Inc. Change of Control Plan for Executives (Amended and Restated Effective April 27, 2020), filed herewith.

10.4*	Noble Energy, Inc. 2020 Executive Severance Plan, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101
The following materials from Noble Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date	May 8, 2020	By: /s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer