Form 10-Q
period 2020-06-30
NOBLE ENERGY INC
filed 2020-08-03
CIK 72207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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
Yes ☐    No ☒
As of June 30, 2020, there were 479,768,764 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Energy, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil, NGL and Gas Sales	$493	$954	$1,387	$1,891
Sales of Purchased Oil and Gas	49	103	174	177
Other Revenue	29	36	30	77
Total	571	1,093	1,591	2,145
Costs and Expenses
Production Expense	214	260	490	565
Exploration Expense	15	33	1,519	57
Depreciation, Depletion and Amortization	320	528	812	1,036
General and Administrative	63	105	148	207
Cost of Purchased Oil and Gas	63	113	202	200
Asset Impairments	51	—	2,754	—
Goodwill Impairment	—	—	110	—
Other Operating Expense, Net	73	22	117	139
Total	799	1,061	6,152	2,204
Operating (Loss) Income	(228)	32	(4,561)	(59)
Other Expense (Income)
Loss (Gain) on Commodity Derivative Instruments	158	(60)	(231)	152
Interest, Net of Amount Capitalized	87	63	168	129
Other Non-Operating Expense (Income), Net	3	1	(4)	5
Total	248	4	(67)	286
(Loss) Income Before Income Taxes	(476)	28	(4,494)	(345)
Income Tax (Benefit) Expense	(89)	20	(100)	(64)
Net (Loss) Income and Comprehensive (Loss) Income Including Noncontrolling Interests	(387)	8	(4,394)	(281)
Less: Net Income (Loss) and Comprehensive Income (Loss) Attributable to Noncontrolling Interests	21	18	(23)	42
Net Loss and Comprehensive Loss Attributable to Noble Energy	$(408)	$(10)	$(4,371)	$(323)

Net Loss Attributable to Noble Energy Common Shareholders per Share
Basic and Diluted	$(0.85)	$(0.02)	$(9.11)	$(0.68)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	479	478	480	478

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Balance Sheets
(millions)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$324	$484
Accounts Receivable, Net	465	730
Other Current Assets	214	148
Total Current Assets	1,003	1,362
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method of Accounting)	30,941	30,404
Property, Plant and Equipment, Other	1,089	1,083
Total Property, Plant and Equipment, Gross	32,030	31,487
Accumulated Depreciation, Depletion and Amortization	(19,044)	(14,036)
Total Property, Plant and Equipment, Net	12,986	17,451
Other Noncurrent Assets	1,910	1,834
Total Assets	$15,899	$20,647
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable – Trade	$676	$1,250
Other Current Liabilities	706	719
Total Current Liabilities	1,382	1,969
Long-Term Debt	7,936	7,477
Deferred Income Taxes	518	662
Other Noncurrent Liabilities	1,288	1,378
Total Liabilities	11,124	11,486
Commitments and Contingencies
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	113	106
Shareholders’ Equity
Preferred Stock – Par Value $1.00 per share; 4 Million Shares Authorized; None Issued	—	—
Common Stock – Par Value $0.01 per share; 1 Billion Shares Authorized; 524 Million and 522 Million Shares Issued, respectively	5	5
Additional Paid in Capital	8,966	8,927
Accumulated Other Comprehensive Loss	(29)	(31)
Treasury Stock, at Cost; 39 Million Shares	(741)	(732)
(Accumulated Deficit) Retained Earnings	(4,198)	241
Noble Energy Share of Equity	4,003	8,410
Noncontrolling Interests	659	645
Total Shareholders' Equity	4,662	9,055
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$15,899	$20,647

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Statements of Cash Flows
(millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net Loss Including Noncontrolling Interests	$(4,394)	$(281)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Leasehold Impairment	1,488	—
Depreciation, Depletion and Amortization	812	1,036
Deferred Income Tax Benefit	(144)	(101)
(Gain) Loss on Commodity Derivative Instruments	(231)	152
Net Cash Received in Settlement of Commodity Derivative Instruments	314	15
Asset Impairments	2,754	—
Goodwill Impairment	110	—
Finance Lease Impairment	40	—
Firm Transportation Exit Cost	—	92
Other Adjustments for Noncash Items Included in Income	108	59
Changes in Operating Assets and Liabilities
Decrease in Accounts Receivable	158	35
(Decrease) Increase in Accounts Payable	(296)	126
Increase in Partner Advances	—	132
Other Current Assets and Liabilities, Net	(225)	(108)
Other Operating Assets and Liabilities, Net	(94)	(65)
Net Cash Provided by Operating Activities	400	1,092
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(724)	(1,405)
Additions to Equity Method Investments	(228)	(415)
Proceeds from Divestitures, Net	18	123
Other	(31)	—
Net Cash Used in Investing Activities	(965)	(1,697)
Cash Flows From Financing Activities
Proceeds from Revolving Credit Facility	1,300	50
Repayment of Revolving Credit Facility	(975)	(50)
Proceeds from Noble Midstream Services Revolving Credit Facility	350	560
Repayment of Noble Midstream Services Revolving Credit Facility	(210)	(250)
Proceeds from Commercial Paper Borrowings, Net	—	240
Dividends Paid, Common Stock	(68)	(111)
Contributions from Noncontrolling Interest Owners	81	21
Proceeds from Issuance of Mezzanine Equity, Net of Offering Costs	—	99
Other	(73)	(71)
Net Cash Provided by Financing Activities	405	488
Decrease in Cash, Cash Equivalents, and Restricted Cash	(160)	(117)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	484	719
Cash, Cash Equivalents, and Restricted Cash at End of Period	$324	$602

The accompanying notes are an integral part of these consolidated financial statements.

Noble Energy, Inc.
Consolidated Statements of Shareholders' Equity
(millions)
(unaudited)

	Attributable to Noble Energy
	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Non-controlling Interests	Total Equity
December 31, 2019	$5	$8,927	$(31)	$(732)	$241	$645	$9,055
Net Loss	—	—	—	—	(3,963)	(44)	(4,007)
Stock-based Compensation	—	17	—	—	—	—	17
Dividends (12 cents per share)	—	—	—	—	(58)	—	(58)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(29)	(29)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	78	78
Other	—	(2)	1	(8)	—	(1)	(10)
March 31, 2020	$5	$8,942	$(30)	$(740)	$(3,780)	$649	$5,046
Net (Loss) Income	—	—	—	—	(408)	21	(387)
Stock-based Compensation	—	26	—	—	—	—	26
Dividends (2 cents per share)	—	—	—	—	(10)	—	(10)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(14)	(14)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	3	3
Other	—	(2)	1	(1)	—	—	(2)
June 30, 2020	$5	$8,966	$(29)	$(741)	$(4,198)	$659	$4,662

December 31, 2018	$5	$8,203	$(32)	$(730)	$1,980	$1,058	$10,484
Net (Loss) Income	—	—	—	—	(313)	24	(289)
Stock-based Compensation	—	14	—	—	—	—	14
Dividends (11 cents per share)	—	—	—	—	(53)	—	(53)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(17)	(17)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	10	10
Other	—	2	—	(5)	—	(3)	(6)
March 31, 2019	$5	$8,219	$(32)	$(735)	$1,614	$1,072	$10,143
Net (Loss) Income	—	—	—	—	(10)	18	8
Stock-based Compensation	—	21	—	—	—	—	21
Dividends (12 cents per share)	—	—	—	—	(58)	—	(58)
Distributions to Noncontrolling Interest Owners	—	—	—	—	—	(19)	(19)
Contributions from Noncontrolling Interest Owners	—	—	—	—	—	11	11
Other	—	4	1	—	—	(7)	(2)
June 30, 2019	$5	$8,244	$(31)	$(735)	$1,546	$1,075	$10,104

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
Chevron Merger On July 20, 2020, we entered into a definitive merger agreement (the Chevron Merger Agreement) with Chevron Corporation (NYSE: CVX) pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Noble Energy will be acquired by Chevron in an all-stock transaction valued at $13 billion, including debt, or $10.38 per share. Under the terms of the agreement, Noble Energy shareholders will receive 0.1191 shares of Chevron common stock for each Noble Energy share. The transaction was approved by the Boards of Directors of both companies and is anticipated to close in fourth quarter 2020. The transaction is subject to Noble Energy stockholder approval, regulatory approvals, and other customary closing conditions. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods. Certain prior-period amounts have been reclassified to conform to the current period presentation. For the periods presented, net income or loss is materially consistent with comprehensive income or loss.
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Noncontrolling Interests  Our consolidated financial statements include both noncontrolling interests and a redeemable noncontrolling interest. The noncontrolling interests represent the public's ownership in Noble Midstream Partners and third-party ownership in Noble Midstream Partners' consolidated non-wholly owned subsidiaries. Net loss attributable to noncontrolling interests for the six months ended June 30, 2020 includes goodwill impairment expense of $72 million based upon third party ownership interests in the underlying asset. See Note 4. Impairments.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

reporting period. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.
The current commodity price, supply and demand environment coupled with the COVID-19 pandemic have increased uncertainty related to our estimates for the six months ended June 30, 2020. Actual results could differ significantly from those estimates.
Impairments We performed a review for impairment indicators related to our proved and unproved properties on a field-by-field basis as of June 30, 2020, concluding there were no indicators of impairment. Assumptions utilized within this review were consistent with those utilized in first quarter 2020, as outlined further below.
Additionally, we performed impairment assessments over other long-lived assets, including property, plant and equipment, equity method investments, right-of-use assets and intangible assets. No impairment indicators were identified with the exception of certain capitalized exploratory well costs, as discussed below.

We reviewed capitalized exploratory well costs to determine whether facts and circumstances support continued capitalization of such costs. These considerations included management's long-range plans, whether sufficient progress has been made in assessing reserves, and whether each project remains economically and operationally viable. During second quarter 2020, we recognized asset impairment expense related to the Felicita project, Block O, offshore Equatorial Guinea. See Note 4. Impairments and Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.

During first quarter 2020, we identified certain impairment indicators including the significant decrease in commodity prices resulting from the COVID-19 pandemic, which lowered demand for our products, as well as the supply response from the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC producers. Collectively, these factors caused us to change our development plans in first quarter 2020. Due to these impairment indicators, we conducted impairment testing of certain of our assets as of March 31, 2020, as follows:
Proved Properties

•
Asset Recovery Test We conducted asset recovery testing of our proved properties on a field-by-field basis, inclusive of associated Midstream assets. For each field, we developed estimates of future undiscounted cash flows expected in connection with the property and compared these estimates to the carrying amount of the property. Assumptions used in these estimates included expectations for future commodity prices, development and capital spending plans, reservoir performance and production. Additionally, these estimates included certain asset specific assumptions, such as the political and regulatory impacts on future development activity, exploration plans, our geologists' evaluation of the property and the remaining lease term of the property. An impairment was indicated if, as a result of the assessment, an asset's carrying value exceeds its future net undiscounted cash flows.

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As a result of the fair value determination, we concluded that the carrying amount of our Delaware Basin proved properties was impaired and recognized impairment expense for the excess of the carrying value above the fair value of the properties. See Note 4. Impairments.
Unproved Properties Our unproved properties consist of leasehold costs and value allocated to probable and possible reserves resulting from acquisitions. During first quarter 2020, we assessed our unproved properties for impairment by considering numerous factors including, but not limited to, current development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists' evaluation of the property, and the remaining months in the lease term for the property.
We determined that the carrying values relating to both our Delaware Basin and Eagle Ford Shale unproved properties were impaired and recognized exploration expense. See Note 4. Impairments.
Other Property, Plant & Equipment Other property includes lease right-of-use assets such as compressors and buildings, leasehold improvements, automobiles, trucks and other fixed assets. During first quarter 2020, we identified certain impairment indicators with regards to a corporate real estate finance lease. We performed an impairment assessment which indicated the right-of-use asset's carrying value exceeded its future net undiscounted cash flows. As such, in first quarter 2020 we estimated the fair value of the asset, recognizing impairment expense for the excess of the carrying value above the fair value of the right-of-use asset. See Note 4. Impairments.
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
Goodwill Noble Midstream Partners recorded goodwill upon the acquisition of Saddle Butte Rockies Midstream, LLC and affiliates (collectively Saddle Butte and subsequently renamed Black Diamond). In first quarter 2020, the commodity price environment coupled with decreased market capitalization were indicators that goodwill may be impaired. Noble Midstream Partners performed a qualitative assessment, concluding it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, Noble Midstream Partners performed a fair value assessment which took into account changes in customer development plans. Based on these assessments, Noble Midstream Partners concluded that the goodwill was fully impaired and recorded goodwill impairment expense in first quarter 2020. See Note 4. Impairments.
Deferred Taxes We record valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In first quarter 2020, we changed our US onshore development plans in response to significant decreases in commodity prices, excess supply and lower demand for commodities resulting from the COVID-19 pandemic, as well as expected slower global economic growth. Additionally, in first quarter 2020 we recorded impairments to our Delaware Basin proved and unproved properties and to our Eagle Ford Shale unproved properties. Collectively, these factors suggested it was more likely than not that our forecasted domestic net deferred tax asset would not be realized and as such, we recorded a valuation allowance in first quarter 2020. See Note 10. Income Taxes.
Revenue Recognition   We recognize revenue at an amount that reflects the consideration we expect to be entitled to in exchange for transferring goods or services to a customer. We routinely monitor the credit worthiness of our purchasers. While we maintain credit insurance associated with certain purchasers, we do not carry credit insurance for all purchasers.
In the Eastern Mediterranean, we sell natural gas under natural gas sales and purchase agreements (GSPAs) to customers in Israel, Egypt, and Jordan. The majority of these contracts include total contracted quantities for which we will deliver volumes to customers over the life of the agreements. As of June 30, 2020, a total of approximately 9.5 Tcf, gross (2.6 Tcf, net), of natural gas remained to be delivered under these contracts. Based on current production levels, our available quantities of proved reserves are more than sufficient to meet delivery commitments associated with these sales agreements with minimal additional capital investment.
Certain of our Tamar and Leviathan GSPAs have buyer-minimum take or pay volume-obligations and index prices subject to minimum-price floor supports. In addition, our Egyptian export contracts include provisions which trigger adjustments to either decrease, or increase, fixed minimum take or pay volumes in the event the arithmetic average of daily Brent crude oil prices falls below, or rises above, $50 per barrel for certain periods of time. Our GSPAs do not preclude us from selling natural gas to customers, at amounts which exceed fixed minimum sales volumes. Estimated future net revenues related to remaining performance obligations subject to minimum sales volumes and base pricing as of June 30, 2020 were as follows:

(millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Natural Gas Revenues	$298	$553	$546	$550	$552	$5,192	$7,691

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Our actual future natural gas sales volumes may exceed future minimum volume commitments. Additionally, future natural gas revenues will vary due to variable consideration exceeding the contractual minimum volume or floor price provision. For example, estimates related to our Egyptian export contracts included in the table above calculate minimum fixed volume commitments assuming the arithmetic average of daily Brent crude oil prices are less than $50 per barrel for the remainder of the contract terms, which extend into 2035. In addition, these Egyptian export contracts include increases in minimum volume commitments up to 650 MMcf/d, gross, by mid-2022 once certain conditions precedent are satisfied. As of June 30, 2020, the table above reflects the increase in contractual minimum volumes to 450 MMcf/d, gross, from the Tamar and Leviathan fields. Actual results could differ significantly from these estimates.
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
Statements of Operations Information   Other statements of operations information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Other Revenue
Income (Loss) from Equity Method Investments and Other	$3	$16	$(21)	$33
Midstream Services Revenues – Third Party	26	20	51	44
Total	$29	$36	$30	$77
Production Expense
Lease Operating Expense	$98	$122	$236	$273
Production and Ad Valorem Taxes	24	41	63	90
Gathering, Transportation and Processing Expense	89	96	184	198
Other Royalty Expense	3	1	7	4
Total	$214	$260	$490	$565
Exploration Expense
Leasehold Impairment (1)	$3	$—	$1,488	$—
Seismic, Staffing Expense and Other	12	33	31	57
Total	$15	$33	$1,519	$57
Other Operating Expense, Net
Finance Lease Right-of-Use Asset Impairment (2)	$—	$—	$40	$—
Marketing Expense	10	14	19	19
Firm Transportation Exit Cost	—	—	—	92
Corporate Restructuring (3)	30	1	30	1
Other, Net	33	7	28	27
Total	$73	$22	$117	$139

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

(1)	See Note 4. Impairments and Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs.

(2)	See Note 4. Impairments.

(3)	Relates to cash severance, termination benefits and acceleration of stock-based compensation for workforce reduction.
Balance Sheet Information   Other balance sheet information is as follows:

(millions)	June 30, 2020	December 31, 2019
Accounts Receivable, Net
Commodity Sales	$270	$446
Joint Interest Billings	115	164
Other	88	128
Current Expected Credit Losses	(8)	(8)
Total	$465	$730
Other Current Assets
Commodity Derivative Assets	$61	$14
Inventory - Materials and Supplies	68	59
Assets Held for Sale	2	14
Prepaid Expenses and Other Current Assets	83	61
Total	$214	$148
Other Noncurrent Assets
Equity Method Investments	$1,246	$1,066
Operating Lease Right-of-Use Assets, Net (1)	225	227
Customer-Related Intangible Assets, Net (2)	262	278
Goodwill (3)	—	110
Other Assets, Noncurrent	177	153
Total	$1,910	$1,834
Other Current Liabilities
Production and Ad Valorem Taxes	$109	$118
Commodity Derivative Liabilities	151	36
Asset Retirement Obligations	89	84
Interest Payable	59	74
Operating Lease Liabilities	79	88
Compensation and Benefits Payable	53	126
Other Liabilities, Current	166	193
Total	$706	$719
Other Noncurrent Liabilities
Deferred Compensation Liabilities	$121	$133
Asset Retirement Obligations	732	730
Operating Lease Liabilities	169	164
Firm Transportation Exit Cost Accrual (4)	113	129
Other Liabilities, Noncurrent	153	222
Total	$1,288	$1,378

(1)	Balance includes a five-year $28 million lease renewal executed in first quarter 2020 for a vessel offshore West Africa.

(2)	Balances at June 30, 2020 and December 31, 2019 are net of accumulated amortization of $78 million and $62 million, respectively.

(3)	See Note 4. Impairments.

(4)	Represents the discounted present value of our remaining obligations to third parties for permanent assignments of capacity on pipelines in the Marcellus Shale.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Carrying amounts approximate fair value due to the short-term nature. The following table provides a reconciliation of total cash:

	Six Months Ended June 30,
(millions)	2020	2019
Cash and Cash Equivalents at Beginning of Period	$484	$716
Restricted Cash at Beginning of Period	—	3
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$484	$719
Cash and Cash Equivalents at End of Period	$324	$470
Restricted Cash at End of Period	—	132
Cash, Cash Equivalents, and Restricted Cash at End of Period	$324	$602

Note 3. Segment Information
We have the following reportable segments: US onshore; Eastern Mediterranean (Israel, Egypt and Cyprus); West Africa (Equatorial Guinea, Cameroon and Gabon until June 2020); Other International (Canada, Colombia and New Ventures); and Midstream. The Midstream segment includes the consolidated accounts of Noble Midstream Partners.
The geographical reportable segments (US onshore, Eastern Mediterranean, West Africa and Other International) are in the business of crude oil and natural gas acquisition and exploration, development, and production (Oil and Gas Exploration and Production). The Midstream reportable segment develops, owns and operates domestic midstream infrastructure assets, as well as invests in other midstream projects, with current focus areas being the DJ and Delaware Basins. Expenses related to debt, such as interest and other debt-related costs, headquarters depreciation, corporate general and administrative expenses, exit costs, corporate restructurings, and certain costs associated with mitigating the effects of our retained Marcellus Shale transportation agreements, are recorded in the Corporate reportable segment.
The chief operating decision maker analyzes (loss) income before income taxes to assess the performance of Noble Energy's reportable segments as management believes this measure provides useful information in assessing our operating and financial performance across periods.

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Three Months Ended June 30, 2020
Crude Oil Sales	$261	$230	$—	$31	$—	$—	$—	$—
NGL Sales	40	40	—	—	—	—	—	—
Natural Gas Sales	192	48	139	5	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	493	318	139	36	—	—	—	—
Sales of Purchased Oil and Gas	49	4	—	—	—	29	—	16
Income (Loss) from Equity Method Investments and Other	3	(1)	(1)	8	—	(3)	—	—
Midstream Services Revenues – Third Party	26	—	—	—	—	26	—	—
Intersegment Revenues	—	—	—	—	—	92	(92)	—
Total Revenues	571	321	138	44	—	144	(92)	16
Lease Operating Expense	98	81	15	20	—	(1)	(17)	—
Production and Ad Valorem Taxes	24	23	—	—	—	1	—	—
Gathering, Transportation and Processing Expense	89	133	3	—	—	20	(67)	—
Other Royalty Expense	3	3	—	—	—	—	—	—
Total Production Expense	214	240	18	20	—	20	(84)	—
Exploration Expense	15	5	2	5	3	—	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Depreciation, Depletion and Amortization	320	252	16	22	—	26	(8)	12
Cost of Purchased Oil and Gas	63	4	—	—	—	29	—	30
Asset Impairments	51	—	—	51	—	—	—	—
Loss on Commodity Derivative Instruments	158	149	—	9	—	—	—	—
(Loss) Income Before Income Taxes	(476)	(359)	83	(69)	(6)	58	11	(194)
Additions to Long-Lived Assets, Excluding Acquisitions	106	65	13	19	2	5	(4)	6
Additions to Equity Method Investments	3	—	—	—	—	3	—	—
Three Months Ended June 30, 2019
Crude Oil Sales	$688	$617	$2	$69	$—	$—	$—	$—
NGL Sales	84	84	—	—	—	—	—	—
Natural Gas Sales	182	72	105	5	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	954	773	107	74	—	—	—	—
Sales of Purchased Oil and Gas	103	28	—	—	—	52	—	23
Income (Loss) from Equity Method Investments and Other	16	1	—	17	—	(2)	—	—
Midstream Services Revenues – Third Party	20	—	—	—	—	20	—	—
Intersegment Revenues	—	—	—	—	—	91	(91)	—
Total Revenues	1,093	802	107	91	—	161	(91)	23
Lease Operating Expense	122	114	9	10	—	1	(12)	—
Production and Ad Valorem Taxes	41	40	—	—	—	1	—	—
Gathering, Transportation and Processing Expense	96	124	—	—	—	31	(59)	—
Other Royalty Expense	1	1	—	—	—	—	—	—
Total Production Expense	260	279	9	10	—	33	(71)	—
Depreciation, Depletion and Amortization	528	457	17	19	—	26	(6)	15
Cost of Purchased Oil and Gas	113	28	—	—	—	48	—	37
Gain on Commodity Derivative Instruments	(60)	(58)	—	(2)	—	—	—	—
Income (Loss) Before Income Taxes	28	70	65	59	(15)	46	(15)	(182)
Additions to Long-Lived Assets, Excluding Acquisitions	647	478	119	12	2	52	(25)	9
Additions to Equity Method Investments	144	—	—	—	—	144	—	—
Six Months Ended June 30, 2020
Crude Oil Sales	$839	$722	$1	$116	$—	$—	$—	$—
NGL Sales	102	102	—	—	—	—	—	—
Natural Gas Sales	446	108	329	9	—	—	—	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Total Crude Oil, NGL and Natural Gas Sales	1,387	932	330	125	—	—	—	—
Sales of Purchased Oil and Gas	174	29	—	—	—	112	—	33
Loss from Equity Method Investments and Other	(21)	(1)	(3)	(9)	—	(8)	—	—
Midstream Services Revenues – Third Party	51	—	—	—	—	51	—	—
Intersegment Revenues	—	—	—	—	—	207	(207)	—
Total Revenues	1,591	960	327	116	—	362	(207)	33
Lease Operating Expense	236	189	28	50	—	—	(31)	—
Production and Ad Valorem Taxes	63	60	—	—	—	3	—	—
Gathering, Transportation and Processing Expense	184	279	6	—	—	41	(142)	—
Other Royalty Expense	7	7	—	—	—	—	—	—
Total Production Expense	490	535	34	50	—	44	(173)	—
Exploration Expense	1,519	1,499	4	8	8	—	—	—
Depreciation, Depletion and Amortization	812	671	35	46	—	52	(17)	25
Cost of Purchased Oil and Gas	202	32	—	—	—	109	—	61
Asset Impairments	2,754	2,703	—	51	—	—	—	—
Goodwill Impairment	110	—	—	—	—	110	—	—
(Gain) Loss on Commodity Derivative Instruments	(231)	(240)	—	9	—	—	—	—
(Loss) Income Before Income Taxes	(4,494)	(4,276)	228	(59)	(12)	27	—	(402)
Additions to Long-Lived Assets, Excluding Acquisitions	548	422	44	38	11	48	(28)	13
Additions to Equity Method Investments	155	—	—	—	—	155	—	—
Six Months Ended June 30, 2019
Crude Oil Sales	$1,300	$1,162	$3	$135	$—	$—	$—	$—
NGL Sales	180	180	—	—	—	—	—	—
Natural Gas Sales	411	180	222	9	—	—	—	—
Total Crude Oil, NGL and Natural Gas Sales	1,891	1,522	225	144	—	—	—	—
Sales of Purchased Oil and Gas	177	42	—	—	—	85	—	50
Income from Equity Method Investments and Other	33	1	—	32	—	—	—	—
Midstream Services Revenues – Third Party	44	—	—	—	—	44	—	—
Intersegment Revenues	—	—	—	—	—	197	(197)	—
Total Revenues	2,145	1,565	225	176	—	326	(197)	50
Lease Operating Expense	273	239	19	34	—	2	(21)	—
Production and Ad Valorem Taxes	90	87	—	—	—	3	—	—
Gathering, Transportation and Processing Expense	198	266	—	—	—	60	(128)	—

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

		Oil and Gas Exploration and Production				Midstream
(millions)	Consolidated	United States	Eastern Mediter-ranean	West Africa	Other Int'l	United States	Intersegment Eliminations and Other(1)	Corporate
Other Royalty Expense	4	4	—	—	—	—	—	—
Total Production Expense	565	596	19	34	—	65	(149)	—
Depreciation, Depletion and Amortization	1,036	896	33	39	—	51	(13)	30
Cost of Purchased Oil and Gas	200	42	—	—	—	79	—	79
Firm Transportation Exit Cost	92	—	—	—	—	—	—	92
Loss on Commodity Derivative Instruments	152	130	—	22	—	—	—	—
(Loss) Income Before Income Taxes	(345)	(177)	149	70	(31)	119	(29)	(446)
Additions to Long-Lived Assets, Excluding Acquisitions	1,359	990	251	18	12	118	(48)	18
Investments in Equity Method Investees	415	—	—	—	—	415	—	—
June 30, 2020
Property, Plant and Equipment, Net	$12,986	$7,473	$3,058	$737	$55	$1,721	$(222)	$164
December 31, 2019
Property, Plant and Equipment, Net	$17,451	$11,859	$3,041	$793	$44	$1,721	$(223)	$216

(1)
Intersegment eliminations related to loss before income taxes are the result of midstream expenditures. Certain of these expenditures are presented as property, plant and equipment within the E&P business on an unconsolidated basis, in accordance with the successful efforts method of accounting. Other expenditures are presented as production expense. Intercompany revenues and expenses are eliminated upon consolidation.

Note 4. Impairments
The effect of impairments on our consolidated statements of operations and comprehensive loss was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Statement of Operations Location	2020	2019	2020	2019
Asset Impairment Expense
Proved Property Impairment - Delaware Basin	Asset Impairments	$—	$—	$2,703	$—
Capitalized Exploratory Well Costs - Felicita	Asset Impairments	51	—	51	—
Total Asset Impairment Expense		$51	$—	$2,754	$—
Leasehold Impairment Expense
Leasehold Impairment - Delaware Basin	Exploration Expense	$—	$—	$1,385	$—
Leasehold Impairment - Eagle Ford Shale	Exploration Expense	—	—	100	—
Leasehold Impairment - Gabon	Exploration Expense	3	—	3	—
Total Leasehold Impairment Expense		$3	$—	$1,488	$—

Goodwill Impairment - Noble Midstream Partners	Goodwill Impairment	$—	$—	$110	$—
Finance Lease Right-of-Use Asset Impairment	Other Operating Expense, Net	—	—	40	—

Second Quarter 2020 Impairment
In second quarter 2020, we concluded that while our 2008 Felicita discovery, Block O, offshore West Africa was successful in locating hydrocarbons, it was not competitive with other assets in our portfolio being considered for future development. We fully impaired the asset based on management's decision not to move forward with development.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

First Quarter 2020 Impairments
We performed a number of impairment assessments during first quarter 2020. These assessments included using various valuation techniques and Level 3 inputs on the fair value hierarchy. See Note 2. Basis of Presentation.
Property Impairments  In first quarter 2020, following our impairment analysis, we recorded impairment expense as follows:

•
Delaware Basin Assets The fair values of our Delaware Basin assets were estimated using the income approach and resulted in fair values of approximately $910 million and $530 million associated with proved properties (inclusive of associated midstream assets) and unproved properties, respectively. As of March 31, 2020, the carrying values of our Delaware Basin proved and unproved properties were $3.6 billion and $1.9 billion, respectively, and as such, we recognized total impairment expense of $4.1 billion for the excess of the carrying value above the fair value of the properties.

•
Eagle Ford Shale Unproved Properties After assessing future development scenarios and in contemplation of the current commodity and supply/demand environment, we determined that all $100 million of remaining unproved leasehold costs were impaired due to the likelihood of future drilling in certain zones in this area.

Goodwill Impairment Noble Midstream Partners concluded the fair value of its Black Diamond reporting unit was less than its carrying value and therefore performed a fair value assessment. Based on the assessment, Noble Midstream Partners concluded that the entire carrying amount of goodwill was fully impaired and recorded goodwill impairment expense of $110 million in first quarter 2020. Of the $110 million of goodwill impairment expense included in our consolidated statements of operations, approximately $38 million is attributable to Noble Energy relating to our ownership interests in the Black Diamond entity, while the remainder of $72 million is attributable to noncontrolling interests.
Finance Lease Right-of-Use Asset Impairment During first quarter 2020, we recognized $40 million of impairment expense for the excess of the carrying value above the fair value of the right-of-use asset relating to a corporate real estate lease. As of March 31, 2020, the associated carrying value was $88 million. The impairment was the result of economic facts and circumstances and plans pertaining to the future use of the asset.
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
EPIC Pipelines In first quarter 2019, Noble Midstream Partners exercised and closed options with EPIC Midstream Holdings, LP (EPIC) to acquire a 15% equity interest in EPIC Y-Grade, LP (EPIC Y-Grade), which constructed the EPIC Y-Grade pipeline, and a 30% equity interest in EPIC Crude Holdings, which constructed the EPIC crude oil pipeline. The EPIC crude oil pipeline supports transportation of our production from the Delaware Basin to Corpus Christi, Texas. For the first six months of 2020, Noble Midstream Partners made capital contributions to EPIC Y-Grade and EPIC Crude Holdings of $14 million and $33 million, respectively. As of April 1, 2020 the EPIC crude oil pipeline commenced full service. EPIC Y-Grade began the transition to full NGL service in May and completed construction of its new build fractionator in June 2020.
Additionally, in December 2019, Noble Midstream Partners exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from Robstown, Texas to Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. For the first six months of 2020, Noble Midstream Partners made capital contributions to EPIC Propane of $4 million.
Delaware Crossing Joint Venture In February 2019, Noble Midstream Partners executed definitive agreements with Salt Creek Midstream LLC (Salt Creek) to form a 50/50 joint venture, Delaware Crossing LLC (Delaware Crossing), in order to construct a 160 MBbl/d day crude oil pipeline system in the Delaware Basin, which began delivering crude oil into all connection points in April 2020. In the first six months of 2020, Noble Midstream Partners made capital contributions to Delaware Crossing of $17 million.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2019 Transactions
Divestiture of Reeves County Assets In February 2019, we closed the sale of certain proved and unproved non-core acreage in the Delaware Basin totaling approximately 13,000 net acres in Reeves County, Texas. We received cash consideration of approximately $131 million, recognizing no gain or loss on the sale.
EPIC Pipelines In first quarter 2019, Noble Midstream Partners exercised and closed options with EPIC totaling $227 million. In second quarter 2019, Noble Midstream Partners contributed $28 million and $114 million to EPIC Y-Grade and EPIC Crude Holdings, respectively.
Delaware Crossing Joint Venture During the first six months of 2019, Noble Midstream Partners made capital contributions of $39 million to Delaware Crossing.
Note 6. Capitalized Exploratory Well Costs and Undeveloped Leasehold Costs
Capitalized Exploratory Well Costs Changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the same period:

(millions)	Six Months Ended June 30, 2020
Capitalized Exploratory Well Costs, Beginning of Period	$280
Additions to Capitalized Exploratory Well Costs Pending Determination of Proved Reserves	15
Capitalized Exploratory Well Costs Charged to Expense (1)	(51)
Capitalized Exploratory Well Costs, End of Period	$244

(1)	Relates to second quarter 2020 impairment of Felicita discovery, Block O, offshore Equatorial Guinea; see Note 2. Basis of Presentation and Note 4. Impairments.
The following table provides an aging of capitalized exploratory well costs based on the date that drilling commenced:

(millions, except number of projects)	June 30, 2020	December 31, 2019
Exploratory Well Costs Capitalized for a Period of One Year or Less	$30	$22
Exploratory Well Costs Capitalized for a Period Greater Than One Year Since Commencement of Drilling	214	258
Capitalized Exploratory Well Costs, End of Period	$244	$280
Number of Projects with Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year Since Commencement of Drilling	4	5

Undeveloped Leasehold Costs Changes in undeveloped leasehold costs are as follows:

(millions)	Six Months Ended June 30, 2020
Undeveloped Leasehold Costs, Beginning of Period	$2,152
Additions to Undeveloped Leasehold Costs	2
Impairment (1)	(1,488)
Other	(2)
Undeveloped Leasehold Costs, End of Period	$664

(1)
Includes first quarter 2020 impairments of undeveloped leasehold costs for unproved properties in the Delaware Basin and Eagle Ford Shale of $1.5 billion collectively and $3 million related to our decision not to pursue lease renewal of undeveloped acreage in Gabon. See Note 2. Basis of Presentation and Note 4. Impairments.

As of June 30, 2020, undeveloped leasehold costs included $530 million, $80 million, and $54 million attributable to the Delaware Basin, other US onshore properties and international properties, respectively. Certain of these costs pertain to acquired leases or licenses that are subject to expiration over the next several years unless production is established on the acreage, while other costs pertain to acreage that is being held by production.

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Asset Retirement Obligations
Asset retirement obligations (ARO) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. Changes in ARO are as follows:

	Six Months Ended June 30,
(millions)	2020	2019
Asset Retirement Obligations, Beginning Balance	$814	$880
Liabilities Incurred	19	15
Liabilities Settled	(42)	(56)
Revisions of Estimates	9	(70)
Accretion Expense	21	23
Asset Retirement Obligations, Ending Balance	$821	$792

Six Months Ended June 30, 2020 Liabilities incurred primarily relate to properties in Israel and the DJ Basin. Liabilities settled primarily relate to abandonment of US onshore properties, with $35 million in the DJ Basin where we have engaged in a program to plug and abandon older vertical wells. Costs associated with these abandonment activities will be incurred over several years. The revision of estimates is due to changes in both timing of spend and cost in the DJ Basin.
Six Months Ended June 30, 2019 Liabilities settled relate to abandonment of US onshore properties, primarily in the DJ Basin where we have engaged in a program to plug and abandon older vertical wells. Costs associated with these abandonment activities will be incurred over several years. Revisions of estimates primarily relate to a decrease of $73 million in the DJ Basin as a result of improved cycle times and cost reductions for vertical wells.
Note 8. Debt
Debt consists of the following:

	June 30, 2020		December 31, 2019
(millions, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Noble Energy, Excluding Noble Midstream Partners
Revolving Credit Facility, due March 9, 2023	$325	1.41%	$—	—%
Senior Notes and Debentures	5,884	(1)	5,884	(1)
Finance Lease Obligations	193	—%	205	—%
Total Noble Energy Debt, Excluding Noble Midstream Partners Debt	6,402		6,089
Noble Midstream Partners
Noble Midstream Services Revolving Credit Facility, due March 9, 2023	735	1.61%	595	3.11%
Noble Midstream Services Term Loan Credit Facility, due July 31, 2021	500	1.36%	500	2.85%
Noble Midstream Services Term Loan Credit Facility, due August 23, 2022	400	1.24%	400	2.74%
Total Noble Midstream Partners Debt	1,635		1,495
Total Debt	8,037		7,584
Net Unamortized Discounts and Debt Issuance Costs	(63)		(65)
Total Debt, Net of Unamortized Discounts and Debt Issuance Costs	7,974		7,519
Less Amounts Due Within One Year
Finance Lease Obligations	(38)		(42)
Long-Term Debt Due After One Year	$7,936		$7,477

(1)	The Senior Notes and Debentures have weighted average interest rates of 4.93% at June 30, 2020 and December 31, 2019.
Revolving Credit Facilities and Commercial Paper Program We have total borrowing capacity of $4.0 billion across our Revolving Credit Facility and our commercial paper program, which is backed by our Revolving Credit Facility. We choose to borrow under the commercial paper program or Revolving Credit Facility based on market availability and interest rates at the

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

time of borrowing. During first quarter 2020, we borrowed $1.0 billion, net, on our Revolving Credit Facility to increase our cash on hand balance to mitigate potential future issues in the global financial system. During second quarter 2020, we reduced our outstanding borrowings by $675 million, net, leaving $325 million outstanding as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the Revolving Credit Facility had $3.7 billion and $4.0 billion available for borrowing, respectively.
As of June 30, 2020 and December 31, 2019, the Noble Midstream Services Revolving Credit Facility had $415 million and $555 million available for borrowing, respectively.
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

	June 30, 2020		December 31, 2019
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$7,844	$7,529	$7,379	$8,033

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
Bureau of Safety and Environmental Enforcement Penalty Assessment In July 2020, we received a penalty assessment of approximately $136,000 from the federal Bureau of Safety and Environmental Enforcement related to an alleged unauthorized discharge from an offshore platform located in the Gulf of Mexico, formerly owned by Noble Energy and sold to Fieldwood Energy, Inc. (Fieldwood), in April 2018. The unauthorized discharge is alleged to have occurred in May 2018, during the transition period when Noble Energy operated the platform on behalf of Fieldwood. Fieldwood is required to fully indemnify Noble Energy for any liabilities that arose during the transition period. Noble Energy has notified Fieldwood of the penalty and is currently seeking a resolution of this matter with Fieldwood. While we cannot predict the outcome of this matter, we do not believe the resolution will have a material adverse effect on our financial position, results of operations or cash flows.
MOEP Notifications In April and May 2020, we received two separate notices of intent (NOIs) from Israel’s Ministry of Environmental Protection (MOEP), notifying us of potential enforcement and imposition of monetary sanctions for alleged violations of Israeli environmental laws relating to our Leviathan facility. MOEP’s April NOI alleges breaches of the Leviathan facility’s effluent discharge permit for discharges that occurred primarily before startup of the Leviathan facility and seeks a penalty of approximately $1.2 million, net to the Company's interest in the Leviathan facility, pursuant to Israel’s Prevention of Sea Pollution from Land-Based Sources Law. In the May NOI, MOEP alleges violations of the Leviathan facility's air permit for the alleged failure to transmit to MOEP continuous monitoring data for flares, along with other alleged administrative infractions of Israel's Clean Air Law. Pursuant to Israel's Clean Air Law, MOEP seeks a penalty of approximately $147,000, net to the Company's interest in the Leviathan facility.
In July 2020, a NOI was received from the MOEP notifying us of a potential enforcement and imposition of a monetary sanction of approximately $632,000, net to the Company's interest in the Leviathan facility, pursuant to the Clean Air Law following alleged violations of the emissions permit during the activation of the Leviathan facility's flares.
We have discussed the NOIs with MOEP enforcement staff and anticipate further meetings regarding a potential settlement of the alleged violations. Given the ongoing status of settlement discussions, we are currently unable to predict the ultimate outcome of this action, but believe the resolution will not have a material adverse effect on our financial position, results of operations or cash flows.
Colorado FracFocus Matter In July 2019, we received a Notice of Alleged Violation (NOAV) from the Colorado Oil and Gas Conservation Commission (COGCC) advising us of alleged violations of COGCC rules for delinquent disclosures to the FracFocus Chemical Disclosure Registry following commencement of certain hydraulic fracturing activities. We responded to the NOAV in July 2019, confirming with the COGCC that required disclosures had been made prior to issuance of the NOAV. In May 2020, COGCC enforcement staff proposed an administrative penalty in the amount of approximately $149,000 to resolve the enforcement of this matter. We are in the process of reviewing the proposed settlement document. Given the ongoing status of settlement discussions, we are currently unable to predict the ultimate outcome of this action, but believe the resolution will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Note 10. Income Taxes
Income tax (benefit) expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except percentages)	2020	2019	2020	2019
Current	$7	$21	$44	$37
Deferred	(96)	(1)	(144)	(101)
Total Income Tax (Benefit) Expense	$(89)	$20	$(100)	$(64)
Effective Tax Rate	18.7%	71.4%	2.2%	18.6%

Effective Tax Rate (ETR) At the end of each interim period, we apply a forecasted annualized ETR to current period earnings or loss before tax, which can produce interim ETR fluctuations. We have concluded that the annual ETR is a reliable estimate considering recent economic and financial market effects of decreased commodity prices and COVID-19.
In first quarter 2020, as a result of impairments recorded during the quarter, we further evaluated our ability to utilize domestic federal and state net operating loss (NOL) and credit carryforwards prior to expiration, concluding a valuation allowance should be recorded for the associated deferred tax assets. See Note 4. Impairments.
The ETR for the six months ended June 30, 2020 decreased as compared with the same period 2019, primarily due to the valuation allowance discussed above which significantly reduced the deferred tax benefit recorded for the current year loss. The deferred tax benefit was further reduced by the $470 million of deferred tax expense associated with the valuation allowance on losses generated in prior years recorded as a discrete item in first quarter 2020.
Impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) We evaluated provisions of the CARES Act, signed into law on March 27, 2020. Certain provisions of the CARES Act include modifications to NOL limitations and business interest expense limitations, which are expected to impact utilization of future NOL carryovers. The provisions did not have a material impact on our financial statements for the period ended June 30, 2020.
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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Unsettled Commodity Derivative Instruments   As of June 30, 2020, we had entered into the following crude oil derivative instruments:

					Swaps		Collars
Settlement Month	Settlement Year	Type of Contract	Index	Bbls Per Day	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Jul-Sept	2020	Swaps	NYMEX WTI	37,500	$—	$36.80	$—	$—	$—
Oct-Dec	2020	Swaps	NYMEX WTI	14,500	—	51.91	—	—	—
Jul-Dec	2020	Three-Way Collars	NYMEX WTI	53,000	—	—	10.00	25.00	37.20
Jul-Dec	2020	Sold Calls	NYMEX WTI	8,000	—	65.59	—	—	—
Jul-Sept	2020	Basis Swaps	Midland (1)	27,000	(4.03)	—	—	—	—
Oct-Dec	2020	Basis Swaps	Midland (1)	22,000	(4.21)	—	—	—	—
Jul-Sept	2020	Basis Swaps	WTI Roll (2)	78,000	(2.28)	—	—	—	—
Oct-Dec	2020	Basis Swaps	WTI Roll (2)	64,000	(2.19)	—	—	—	—

(1)
These contracts establish a fixed amount for the differential between pricing in Midland, Texas, and Cushing, Oklahoma. The weighted average differential represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes covered by the basis swap contracts.

(2)	Represents the value differential associated with NYMEX West Texas Intermediate (WTI) futures delivery months and prompt month physical delivery.
As of June 30, 2020, we had entered into the following natural gas liquid (NGL) derivative instruments:

					Swaps
Settlement Month	Settlement Year	Type of Contract	Index	Bbls per Day	Weighted Average Fixed Price
Jul	2020	Ethane Swaps	Mont Belvieu	6,500	$8.39
Aug	2020	Ethane Swaps	Mont Belvieu	8,500	8.39
Sept	2020	Ethane Swaps	Mont Belvieu	10,500	8.45
Oct-Dec	2020	Ethane Swaps	Mont Belvieu	8,500	8.60
Jul-Sept	2020	Propane Swaps	Mont Belvieu	5,000	21.04
Jul-Sept	2020	Isobutane Swaps	Mont Belvieu	1,000	25.36
Jul-Sept	2020	Butane Swaps	Mont Belvieu	1,500	24.31

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2020, we had entered into the following natural gas derivative instruments:

					Swaps		Collars
Settlement Month	Settlement Year	Type of Contract	Index	MMBtu Per Day	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Jul-Dec	2020	Swaps	NYMEX HH	90,000	$—	$2.60	$—	$—	$—
Jul-Dec	2020	Sold Puts	NYMEX HH	90,000	—	—	2.15	—	—
Jul-Oct	2020	Three-Way Collars	NYMEX HH	40,000	—	—	2.25	2.70	2.85
Jul-Dec	2020	Basis Swaps	CIG (1)	139,000	(0.57)	—	—	—	—
Jul-Dec	2020	Basis Swaps	WAHA (1)	49,500	(1.05)	—	—	—	—
Jan-Dec	2021	Swaps	NYMEX HH	70,000	—	2.42	—	—	—
Jan-Dec	2021	Sold Call Swaptions	NYMEX HH	70,000	—	2.42	—	—	—
Jan-Dec	2021	Three-Way Collars	NYMEX HH	62,000	—	—	1.90	2.40	2.88
Jan-Dec	2021	Basis Swaps	CIG (1)	114,000	(0.44)	—	—	—	—
Jan-Dec	2021	Basis Swaps	WAHA (1)	32,000	(0.71)	—	—	—	—
Jan-Dec	2021	Swaps	ICE TTF (2)	35,000	—	4.15	—	—	—
Jan-Dec	2022	Swaps	ICE TTF (2)	49,000	—	4.26	—	—	—

(1)
These contracts establish a fixed amount for the differential between index pricing for Colorado Interstate Gas (CIG) and Waha Hub versus NYMEX Henry Hub (HH). The weighted average differential represents the amount of reduction to NYMEX HH prices for the notional volumes covered by the basis swap contracts.

(2)
In second quarter 2020, we entered into derivative instruments for price hedging protection related to our future production of liquified natural gas (LNG) from our Alen natural gas monetization project, offshore West Africa. The swaps, which were entered into in US dollars per MMBtu, are indexed to ICE Dutch Title Transfer Facility (TTF), an international natural gas benchmark.

Fair Value Amounts   The fair values of commodity derivative instruments on our consolidated balance sheets were as follows (in millions):

Asset Derivative Instruments			Liability Derivative Instruments
Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Other Current Assets	$61	$14	Other Current Liabilities	$151	$36
Other Noncurrent Assets	—	1	Other Noncurrent Liabilities	15	1
Total	$61	$15		$166	$37

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

Noble Energy, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Gains and Losses on Commodity Derivative Instruments The effect of commodity derivative instruments on our consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Cash (Received) Paid in Settlement of Commodity Derivative Instruments
Crude Oil (1)	$(103)	$7	$(313)	$(2)
NGL	(3)	—	(3)	—
Natural Gas	—	(8)	2	(13)
Total Cash Received in Settlement of Commodity Derivative Instruments	$(106)	$(1)	$(314)	$(15)
Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments
Crude Oil	$226	$(54)	$39	$169
NGL	10	—	—	—
Natural Gas	28	(5)	44	(2)
Total Non-cash Portion of Loss (Gain) on Commodity Derivative Instruments	$264	$(59)	$83	$167
Loss (Gain) on Commodity Derivative Instruments
Crude Oil	$123	$(47)	$(274)	$167
NGL	7	—	(3)	—
Natural Gas	28	(13)	46	(15)
Total Loss (Gain) on Commodity Derivative Instruments	$158	$(60)	$(231)	$152

(1)
Six months ended June 30, 2020 includes first quarter 2020 monetization of certain crude oil derivative instruments by settling the instruments prior to their original settlement dates. Additionally, in first quarter 2020 we entered into certain new instruments for the remainder of the year. Certain of this activity was intraperiod and related to crude oil instruments that were not part of our derivative portfolio as of December 31, 2019 and March 31, 2020. Net cash received in first quarter 2020 for these transactions was $160 million.

Note 12. Net Loss Per Share Attributable to Noble Energy Common Shareholders
Noble Energy's basic loss per share of common stock is computed by dividing net loss attributable to Noble Energy by the weighted average number of shares of Noble Energy common stock outstanding during each period. The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2020	2019	2020	2019
Net Loss and Comprehensive Loss Attributable to Noble Energy	$(408)	$(10)	$(4,371)	$(323)
Weighted Average Number of Shares Outstanding, Basic	479	478	480	478
Incremental Shares from Assumed Conversion of Dilutive Stock Options, Restricted Stock, and Shares of Common Stock in Rabbi Trust	—	—	—	—
Weighted Average Number of Shares Outstanding, Diluted	479	478	480	478
Loss Per Share, Basic and Diluted	$(0.85)	$(0.02)	$(9.11)	$(0.68)
Number of Antidilutive Stock Options, Shares of Restricted Stock, and Shares of Common Stock in Rabbi Trust Excluded from Calculation Above	16	15	16	15

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
The preceding consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with our MD&A. See also Item 1A. Risk Factors and Disclosure Regarding Forward-Looking Statements.

EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment as well as significant operating and financial results for second quarter 2020. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The impacts on our business of both the significant decline in commodity prices and the COVID-19 pandemic are unprecedented. While we continue actions to address the severe decline in revenues that began in March 2020, including reductions in capital spending, cost controls and changes to our long-term cost structure, the impact of the reduction of development activities will have a significant negative multi-year impact on our production and cash flows and leverage levels and impair the future growth trajectory of the business. Our largely suspended US development activity levels will lead to near-term declines in production, sales volumes and cash flows from operations. This impact will carry into 2021 and, likely, until more constructive commodity prices and the commodity price outlook economically justify new investment. This situation, coupled with SEC reserves prices, will also likely result in a lower level of proved hydrocarbon reserves.
Chevron Merger
On July 20, 2020, we entered into a definitive merger agreement (the Chevron Merger Agreement) with Chevron Corporation (NYSE: CVX) pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Noble Energy will be acquired by Chevron in an all-stock transaction valued at $13 billion, including debt, or $10.38 per share. Under the terms of the agreement, Noble Energy shareholders will receive 0.1191 shares of Chevron common stock for each Noble Energy share. The transaction was approved by the Boards of Directors of both companies and is anticipated to close in fourth quarter 2020. The transaction is subject to Noble Energy stockholder approval, regulatory approvals, and other customary closing conditions.
For additional information regarding the Chevron Merger Agreement and the Board of Director’s process and rationale for the Chevron Merger, please see the proxy statement and other documents filed with the Securities and Exchange Commission when they become available.
Second Quarter 2020 Operating Highlights
While the global economies have been significantly impacted from the COVID-19 pandemic, we continue actions to address the severe decline in revenues resulting from the current market conditions while progressing certain offshore projects.
Reduced the 2020 Capital Program The 2020 organic capital investment program was reduced approximately 55% from the initial budget, with the reductions coming primarily from the US onshore business.
Significantly Reduced Cost During the quarter, we significantly reduced our costs in response to current market conditions. We reduced capital and operating costs, with unit production costs per BOE well below 2019 levels. General and administrative (G&A) expenses were also reduced almost 40% from second quarter 2019, primarily as a result of workforce reduction initiatives and reduced travel costs.
Voluntarily Curtailed US Onshore Production In May and June 2020, we voluntarily curtailed certain of our US onshore production, which contributed to significantly reducing costs incurred during the period. See Results of Operations, below.
Progressed Capacity Increases from Leviathan and Tamar Installation of compression equipment onshore at the Ashkelon metering station in Israel progressed during second quarter 2020 and commissioning was finalized in July, enabling increased volumes from Leviathan and the start of supply from Tamar into Egypt via the EMG Pipeline.
Progressing Natural Gas Monetization Offshore West Africa  During second quarter 2020, we progressed the Alen natural gas monetization project and we currently plan to install the offshore pipeline in third quarter 2020. During the quarter, we also entered into international natural gas hedges for a portion of our 2021 and 2022 LNG production. The project is on schedule with first production expected early 2021.

Exploration Program Update In June 2020, we were awarded concessions on two exploration blocks offshore Egypt, which encompass 800,000 square acres. We will hold a 27% non-operated working interest in the position and we, along with our partners, have a three-year initial phase of exploration during which we plan to conduct a seismic program targeting deepwater oil and natural gas prospects.
Additionally, during the quarter we made the decision not to pursue lease renewal of our undeveloped acreage in Gabon.
Commodity Prices
Market Conditions The COVID-19 pandemic has continued to cause unprecedented and prolonged reductions in the global demand for crude oil and natural gas. While the relaxation of certain virus containment measures in the second quarter to support the resumption of economic activity resulted in increased commodity demand and modest improvement in commodity prices, commodity demand continues to be significantly lower than levels experienced prior to the COVID-19 pandemic. Even as commodity prices began to turn in June 2020, additional virus outbreaks and/or a return of containment measures or further restrictions could negatively impact commodity prices moving forward. The uncertainty regarding the longevity and severity of the impacts of COVID-19 to the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe.
Contemporaneously with the COVID-19 pandemic, the oil and gas industry continues to be impacted by excess global supply. The Organization of Petroleum Exporting Countries (OPEC) and certain non-OPEC producers agreed to production cuts beginning in May 2020 which extend through first quarter 2022. While these production cuts have proven unable to sufficiently offset the ongoing decreases in demand caused by COVID-19, production from these producers has fallen to its lowest levels in decades.
These factors have caused a number of producers, including many operating in the US, to reduce capital spending levels and shut-in production at certain fields. While these shut-ins have decreased operating cash flows for producers, they have also served to lower inventory levels and thereby alleviate some of the crude oil storage constraints experienced in the beginning of second quarter 2020.
In addition to the US crude oil market, the US domestic natural gas market and US natural gas liquid (NGL) market continue to be oversupplied, with the NGL market also being impacted by export capacity constraints. These factors have contributed to depressed pricing for both US domestic natural gas and US NGLs. We expect that if US development activity remains at the current lower levels, it will result in reduced crude oil and associated natural gas production, leading to the eventual adjustment of US domestic natural gas prices as supply and demand levels equalize.
Reduced demand and resulting commodity price volatility driven by factors discussed above have also contributed to increased short-term competition amongst fuel alternatives to crude oil and natural gas. For example, in the Eastern Mediterranean, spot LNG prices have recently traded below prices in our long-term natural gas GSPAs leading to an increase in our customers' use of spot LNG cargoes as an alternative to our natural gas. Where applicable, we believe that in certain instances purchase of spot LNG is in breach of the relevant agreement and we are exploring all legal avenues available under our contractual arrangements and by law.
Certain of our Tamar and Leviathan GSPAs have buyer-minimum take or pay volume-obligations and index prices subject to minimum-price floor supports. In addition, our Egyptian export contracts include provisions which trigger adjustments to either decrease, or increase, fixed minimum take or pay volumes in the event the arithmetic average of daily Brent crude oil prices falls below, or rises above, $50 per barrel for certain periods of time. Our GSPAs do not preclude us from selling natural gas to customers, at amounts which exceed fixed minimum sales volumes.
The commodity price environment may continue to remain depressed for an extended period of time based on oversupply and/or sustained decreases in demand and global economic instability caused by COVID-19, discussed further below.

Our average realized sales prices, which exclude the impacts of hedges settled in the respective periods, are as follows:
Current and Future Expected Impact to Noble Energy The sustained decline in commodity prices adversely affected our realized prices in second quarter 2020. Prolonged lower commodity prices would impact the amount of cash generated from our operating activities, results of operations and our financial position. In response to the current environment, we executed the following actions in first half 2020:

•
Reduced our 2020 organic capital investment program - In May 2020, we revised our planned 2020 organic capital investment program to a range of $750 million to $850 million from $1.6 billion to $1.8 billion. The majority of these reductions are attributed to our US onshore business, resulting in a higher concentration of production from our international assets. Additionally, we have deferred spending on the offshore Colombia exploration well. We are continuing to progress the Alen natural gas monetization project, with first production expected in early 2021.

•
Voluntary production curtailments - In our US onshore business, we voluntarily curtailed an average of 30 MBoe/d, 11 MBbl/d of which was crude oil production. With improvements to operating costs and commodity pricing, the majority of these curtailed volumes were brought back online in July 2020. Our reduced production levels did not impact our ability to deliver volumes under our firm sales or processing commitments during second quarter 2020.

•
Reduced our quarterly dividend - We reduced our quarterly cash dividend to $0.02, down from $0.12 per Noble Energy common share in first quarter 2020, which is expected to preserve approximately $195 million in annualized cash flow. See Liquidity and Capital Resources below.

•
Assessed long-lived assets for impairment - We performed impairment assessments in light of the current commodity price environment, concluding our Felicita discovery, offshore Equatorial Guinea, was fully impaired. See Item 1. Financial Statements – Note 4. Impairments.

•
Reduced employee headcount - In response to the current environment, we have also reduced our employee workforce and, as a result, in second quarter 2020 recorded $30 million of corporate restructuring expense associated with severance, termination benefits and accelerated stock-based compensation. We also reduced our contractor workforce to align with operational activities. Additionally, certain employees are still participating in the furlough and part-time work programs implemented in first quarter 2020. We expect these actions will reduce future G&A and operational spend.

•
Lowered executive leadership salaries and director cash retainers - Salaries for the Chief Executive Officer, Senior Officers and Vice Presidents were lowered by 20%, 15% and 10%, respectively. In addition, cash retainers for members of the Board of Directors were lowered by 25%. These reductions continued throughout second quarter 2020 and are expected to extend through the end of 2020.

COVID-19
Market Conditions Continued containment measures and responsive actions to the COVID-19 pandemic, while aiding in the prevention of further outbreak, continue to result in volatile general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of oil and gas consumption and interference with workforce continuity.
Current and Future Expected Impact to Noble Energy Although certain restrictions related to the COVID-19 pandemic have been relaxed, the virus continues to impact the global demand for commodities, a trend we expect to continue into the third quarter, and, perhaps, beyond. Additionally, the risks associated with the virus have impacted our workforce and the way we meet our business objectives. In response to this, we executed the following actions:

•
Remote workforce and personnel management - Due to concerns over health and safety, the majority of our global workforce continues to work remotely until further notice. As of June 30, 2020, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. In addition, certain of our employees and contractors work in remote field locations or on offshore platforms. We have implemented various health and safety protocols including, among others, reduction of certain operational workloads to critical maintenance and personnel, mandating use of certain secure travel options, review of critical medical supplies and procedures and implementation of other safeguards to protect operational personnel. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.

•
Mobilized our Crisis Management Team (CMT) - Our corporate CMT is responsible for ensuring the organization implements our corporate Employee Health and Wellness plan elements pertaining to pandemic response. This plan follows Center for Disease Control and Prevention (CDC), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we continue to follow CDC guidance, which is subject to change in the future. To date, we have not experienced significant business or operational interruption due to workforce health or safety concerns pertaining to COVID-19.

Regarding our supply chain, the structure of the global oilfield material and services supply chain provides us flexibility in sourcing equipment and services for our international development projects. However, the global nature of our supply chains, particularly in relation to our major international construction projects, exposes us to the risk of dispersed supply chain disruptions. We have experienced some delays in deliveries, as well as international travel restrictions impacting service providers, and are monitoring the situation to mitigate impacts on development projects. In the US, while certain of our oilfield service providers and suppliers have become financially distressed and/or experienced bankruptcies, we have been able to utilize alternative suppliers without business interruptions.
The COVID-19 pandemic and impact of lower commodity prices have also caused disruptions in our distribution networks, including, among other things, storage and pipeline constraints and decreased demand from downstream consumers. These have the potential to result in claims of force majeure from transportation, processing, or other downstream service providers, as well as customers and other entities with which we conduct business. Prolonged constraints to the distribution chain could lead to repeated shut-ins and/or other production curtailment from certain of our US onshore wells in the future, further preventing us from producing our proved reserves. Additionally, we will continue to evaluate the amount and duration of any future voluntary production curtailments, which could be shortened or extended depending on commodity markets.
Should our US production be shut-in or curtailed for an extended period of time, we would experience declines in cash flows attributable to both our US onshore and Midstream segments. Our capital spending and development plans are flexible and we have already curtailed the majority of near-term US onshore development. As our pace of development slows, our inventory of drilled but uncompleted wells is expected to increase in the DJ Basin.
Global Economic Instability
Market Conditions COVID-19, coupled with the drop in commodity prices, have contributed to equity market volatility and what experts now conclude amounted to a recession in first quarter 2020. Estimated ranges of the duration of these impacts to equity markets and the global economy vary widely, especially given the continued impacts of COVID-19 are unknown.
In recent months, the US government has passed a series of stimulus packages which, collectively, have provided the largest relief packages in US history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on Noble Energy; however, we do believe they could aid the economy by providing relief to certain individuals and smaller businesses.
Current and Future Expected Impact to Noble Energy The decline in our stock price and the corresponding reduction in our market capitalization were sustained throughout second quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our stock price. As of June 30, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of June 30, 2020, this total debt to capitalization ratio was below 40%.
Our consolidated financial statements include the accounts of Noble Midstream Partners. Noble Midstream Partners is subject to financial covenants under the Noble Midstream Services Revolving Credit Facility and term loans, for which the outstanding debt is non-recourse to Noble Energy. As of June 30, 2020, Noble Midstream Partners is in compliance with these financial covenants. We receive limited partnership cash distributions from Noble Midstream Partners. Changes in Noble Midstream Partners' covenant compliance or changes in distributions to us would not have a material impact to Noble Energy. See Item 1. Financial Statements – Note 8. Debt and Liquidity and Capital Resources.
As cities, states and countries continue relaxing confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The reinstatement of containment measures could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy.
Potential for Future Reserves Reductions
Decreased capital expenditures for 2020 may result in reductions to our proved reserves quantities and/or delays in timing of additional proved reserves being recognized. For example, the reduction in planned capital funding in 2020 for the DJ and Delaware Basins may result in future negative revisions in proved undeveloped reserves quantities as of December 31, 2020. In addition, while we have implemented measures to reduce our cost structure, should the current low commodity price environment continue, it is likely that proved reserves quantities would decrease primarily across our US onshore asset portfolio where economic limits are negatively affected. The impact of the reduction in capital expenditures, decrease in commodity prices, and their combined effects on proved reserves will be assessed in fourth quarter 2020 consistent with our annual reserves process. We cannot predict the amounts or timing of future reserves revisions. If such revisions are significant, they could alter future depletion and result in impairment of long-lived assets that may be material.
Potential for Future Impairments
We performed impairment assessments as of June 30, 2020, including assessments of proved and unproved properties, other long-lived assets, including property, plant and equipment and equity method investments, right-of-use assets and customer relationship intangible assets. Other than an impairment to our Felicita discovery, Block O, offshore Equatorial Guinea, we concluded that there were no indicators of impairment for the second quarter 2020. See Item 1. Financial Statements – Note 4. Impairments.
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
Additionally, our industry is subject to complex laws and regulations adopted or promulgated by international, federal, state and local authorities. These various authorities have the ability to issue or rescind various regulations which, at times, can prevent us from accessing land for which we own mineral rights, surface rights or surface leases.
Recently Issued Accounting Standards
See Item 1. Financial Statements – Note 2. Basis of Presentation.

RESULTS OF OPERATIONS – EXPLORATION AND PRODUCTION (E&P)
US Onshore
During second quarter 2020, our US onshore E&P activities consisted of the following:

Location	Average Rigs Operated	Wells Completed (1)	Wells Brought Online	Average Sales Volumes (MBoe/d)
DJ Basin	1	4	16	144
Delaware Basin	0.5	2	6	63
Eagle Ford Shale	—	—	—	41
Total	1.5	6	22	248

(1)	Refers to the number of wells completed, regardless of when drilling was initiated.
DJ Basin   During second quarter 2020, our activities were primarily focused in the Mustang area, where we ran one drilling rig. During the quarter, we set record low drilling times and costs, averaging $57 per total foot drilled, a decrease of 15% from the 2019 average.
In addition, our operational personnel performed a strategic review of our producing wells and implemented voluntary curtailments averaging approximately 24 MBoe/d in response to commodity prices and supply and demand dynamics. The majority of curtailed production came back online in July 2020. Immaterial amounts of production related to older, less economic vertical wells will be permanently shut-in.
Delaware Basin (Permian Basin) During second quarter 2020, our operational personnel set a new drilling record with a spud to rig release date of approximately 10 days. In addition, we focused on the safe and strategic ramp down of certain activity as we reduced our capital spend and activity levels. During second quarter 2020, we voluntarily curtailed production averaging 6 MBoe/d due to commodity prices and supply and demand dynamics. This reduced activity and lower production did not impact our ability to meet any transportation, processing or sales commitments and the majority of curtailed production came back online in July 2020.
Eagle Ford Shale During second quarter 2020, we focused on maximizing cash flows from existing production and continued to evaluate and assess our development plan for the area. There was no material curtailment impact during second quarter 2020 on production from the Eagle Ford Shale.
International
In the Eastern Mediterranean, we continue to focus on reliably supplying the region with natural gas from our Leviathan and Tamar fields. During the quarter, we commenced commissioning of turbo expanders to bring the Leviathan platform to maximum production capacity of 1.2 Bcf/d, with expected completion in August 2020. We continued increasing reliability of the Leviathan platform as commissioning continues with June uptime almost 100%. Additionally, installation of compression equipment onshore at the Ashkelon metering station in Israel progressed during second quarter 2020 and commissioning was finalized in July, enabling increased volumes from Leviathan and the start of supply from Tamar into Egypt via the EMG Pipeline.
In June 2020, we were awarded concessions on two exploration blocks offshore the Western Desert area of Egypt. See Exploration Program Update in Executive Overview and Operating Outlook.
Our West Africa segment continues to benefit from reliable operations at Aseng, Alen and Alba fields. We further progressed the Alen Gas Monetization project, which we expect will create a regional natural gas hub able to supply a number of markets with LNG.
Results of Operations
Second Quarter 2020 Significant E&P Highlights:

•	organic capital expenditures of $95 million, compared to $596 million in second quarter 2019;

•	US onshore average sales volumes of 248 MBoe/d, reflecting curtailment of 30 MBoe/d, primarily in the DJ and Delaware Basins;

•	total production expense per BOE, gross of intersegment eliminations, of $8.88 for second quarter 2020, compared to $9.54 in second quarter 2019;

•	offshore Israel sales volumes of 1.1 Bcfe/d, gross; and

•	impairment expense of $51 million related to the Felicita discovery, Block O, offshore Equatorial Guinea.

The following is a summarized statement of operations for our E&P business:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Oil, NGL and Gas Sales to Third Parties	$493	$954	$1,387	$1,891
Sales of Purchased Oil and Gas	4	28	29	42
Income (Loss) from Equity Method Investments and Other	6	18	(13)	33
Total Revenues	503	1,000	1,403	1,966
Production Expense	278	298	619	649
Exploration Expense	15	33	1,519	57
Depreciation, Depletion and Amortization	290	493	752	968
Cost of Purchased Oil and Gas	4	28	32	42
Asset Impairments	51	—	2,754	—
Loss (Gain) on Commodity Derivative Instruments	158	(60)	(231)	152
(Loss) Income Before Income Taxes	(351)	179	(4,119)	11

Average Oil, NGL and Gas Sales Volumes and Prices  Average daily sales volumes from our share of production and average realized sales prices were as follows:

	Average Sales Volumes (1)				Average Realized Sales Prices (1)
	Crude Oil & Condensate (MBbl/d)	NGLs (MBbl/d)	Natural Gas (MMcf/d)	Total (MBoe/d)	Crude Oil & Condensate (Per Bbl)	NGLs (Per Bbl)	Natural Gas (Per Mcf)
Three Months Ended June 30, 2020
United States	113	59	457	248	$22.30	$7.51	$1.16
Eastern Mediterranean	1	—	307	52	N/M	—	5.00
West Africa (2)	14	—	178	44	23.87	—	0.27
Total Consolidated Operations	128	59	942	344	22.36	7.51	2.24
Equity Investments (3)	2	4	—	6	22.77	21.02	—
Total (4)	130	63	942	350	$22.36	$8.40	$2.24
Three Months Ended June 30, 2019
United States	117	64	495	263	$58.13	$14.54	$1.61
Eastern Mediterranean	—	—	209	35	—	—	5.53
West Africa (2)	11	—	199	45	66.61	—	0.27
Total Consolidated Operations	128	64	903	343	58.88	14.54	2.22
Equity Investments (3)	2	4	—	6	65.75	31.22	—
Total (4)	130	68	903	349	$58.98	$15.47	$2.22
Six Months Ended June 30, 2020
United States	115	63	487	259	$34.40	$8.99	$1.22
Eastern Mediterranean	1	—	348	59	N/M	—	5.20
West Africa (2)	16	—	178	46	37.42	—	0.27
Total Consolidated Operations	132	63	1,013	364	34.68	8.99	2.43
Equity Investments (3)	2	4	—	6	34.91	24.95	—
Total (4)	134	67	1,013	370	$34.68	$10.00	$2.43
Six Months Ended June 30, 2019
United States	115	62	489	258	$55.84	$16.12	$2.04
Eastern Mediterranean	—	—	220	37	—	—	5.55
West Africa (2)	11	—	184	42	63.74	—	0.27
Total Consolidated Operations	126	62	893	337	56.57	16.12	2.55
Equity Investments (3)	2	4	—	6	61.02	34.11	—
Total (4)	128	66	893	343	$56.62	$17.21	$2.55
N/M amount is not meaningful.

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

(3)	Volumes represent sales of condensate and LPG from the LPG plant in Equatorial Guinea. See Income (Loss) from Equity Method Investments, below.

(4)	Includes an immaterial amount of condensate sales from offshore Israel assets.

An analysis of revenues from sales of crude oil, NGLs and natural gas is as follows:

(millions)	Crude Oil & Condensate	NGLs	Natural Gas	Total
Three Months Ended June 30, 2019	$688	$84	$182	$954
Changes due to
(Decrease) Increase in Sales Volumes	(9)	(8)	38	21
Decrease in Sales Prices (1)	(418)	(36)	(28)	(482)
Three Months Ended June 30, 2020	$261	$40	$192	$493

Six Months Ended June 30, 2019	$1,300	$180	$411	$1,891
Changes due to
Increase in Sales Volumes	52	1	122	175
Decrease in Sales Prices (1)	(513)	(79)	(87)	(679)
Six Months Ended June 30, 2020	$839	$102	$446	$1,387

(1)	Changes exclude gains and losses related to commodity derivative instruments. See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.

Crude Oil and Condensate Sales Revenues Revenues from crude oil and condensate sales decreased second quarter 2020 as compared with second quarter 2019 primarily due to the following:

•	a 61% decrease in the total consolidated average realized price (see Executive Overview & Operating Outlook – Commodity Prices);

•	voluntary curtailment of approximately 11 MBbl/d as DJ and Delaware Basin production was temporarily shut-in in response to the low commodity price environment; and

•	lower volumes in the Eagle Ford Shale due to reduced activity and natural field decline;
partially offset by:

•	higher pre-curtailment production rates in the DJ and Delaware Basins due to increased development activity that had occurred prior to the commodity price decline; and

•	higher West Africa sales volumes due to Aseng 6P coming online in fourth quarter 2019 and timing of liftings.

Revenues from crude oil and condensate sales decreased for the first six months of 2020 as compared with the first six months of 2019 primarily due to the following:

•	a 38% decrease in the total consolidated average realized price (see Executive Overview & Operating Outlook – Commodity Prices);

•	voluntary curtailment of approximately 5 MBbl/d, as DJ and Delaware Basin production was temporarily shut-in in response to the low commodity price environment;

•	lower volumes in the Eagle Ford Shale due to reduced activity and natural field decline;
partially offset by:

•	first quarter 2020 sales volume increases in the DJ and Delaware Basins due to increased development activity; and

•	higher West Africa sales volumes due to Aseng 6P coming online in fourth quarter 2019 and timing of liftings.

NGL Sales Revenues Revenues from NGL sales decreased in second quarter 2020 as compared with second quarter 2019 primarily due to the following:

•	a 48% decrease in the total consolidated average realized price (see Executive Overview & Operating Outlook – Commodity Prices); and

•	voluntary curtailment of approximately 8 MBbl/d as DJ and Delaware Basin production was temporarily shut-in in response to the low commodity price environment; and

•	reduced activity and natural field decline in the Eagle Ford Shale;
partially offset by:

•	higher pre-curtailment production rates in the DJ and Delaware Basins due to increased development activity that had occurred prior to the commodity price decline.
Revenues from NGL sales decreased for the first six months of 2020 as compared with the first six months of 2019 primarily due to the following:

•	a 44% decrease in the total consolidated average realized price (see Executive Overview & Operating Outlook – Commodity Prices);

•	voluntary curtailment of approximately 4 MBbl/d as DJ and Delaware Basin production was temporarily shut-in in response to the low commodity price environment; and

•	lower volumes in the Eagle Ford Shale due to reduced activity and natural field decline;
partially offset by:

•	first quarter 2020 sales volume increases in the DJ and Delaware Basin due to increased development activity.

Natural Gas Sales Revenues Revenues from natural gas sales increased in second quarter 2020 as compared with second quarter 2019 primarily due to the following:

•	higher sales volumes of 98 MMcf/d offshore Israel primarily due to the commencement of production from the Leviathan field in late December 2019; and

•	higher pre-curtailment production rates in the DJ and Delaware Basins due to increased development activity that had occurred prior to the commodity price decline;
partially offset by:

•	a 28% decrease and a 10% decrease in US and Israel average realized prices, respectively (see Executive Overview & Operating Outlook – Commodity Prices); and

•	voluntary curtailment of approximately 70 MMcf/d as DJ and Delaware Basin production was temporarily shut-in in response to the low commodity price environment; and

•	lower Eagle Ford Shale sales volumes of 35 MMcf/d due to reduced activity and natural field decline.
Revenues from natural gas sales increased for the first six months of 2020 as compared with the first six months of 2019 primarily due to the following:

•	higher sales volumes of 128 MMcf/d offshore Israel primarily due to the commencement of production from the Leviathan field in late December 2019; and

•
higher sales volumes in the DJ and Delaware Basins of 26 MMcf/d for the first six months of 2020, primarily driven by higher first quarter volumes in both basins due to increased development activities;

partially offset by:

•	a 40% decrease and a 6% decrease in US and Israel average realized prices, respectively (see Executive Overview & Operating Outlook – Commodity Prices);

•	voluntary curtailment of approximately 34 MMcf/d in the DJ and Delaware Basins; and

•	lower Eagle Ford Shale sales volumes of 25 MMcf/d due to reduced activity and natural field decline.
Sales and Cost of Purchased Oil and Gas  Sales and purchases of crude oil decreased in second quarter and the first six months of 2020 as compared with 2019 primarily due to lower prices for crude oil and reduced sales and purchase activity related to build of shipper history in the DJ Basin.
Income (Loss) from Equity Method Investments and Other  Income (loss) from equity method investments and other decreased in second quarter and the first six months of 2020 as compared with 2019. The decrease includes impacts of approximately $30 million from the first quarter 2020 turnaround at Atlantic Methanol Production Company, LLC (AMPCO), our methanol investment, as well as the impact of lower methanol prices. These losses were partially offset by income of $12 million for the first six months of 2020 from Alba Plant, our LPG investment.

Production Expense   Components of production expense were as follows:

(millions, except unit rate)	Total per BOE (1)(2)	Total	United States (2)	Eastern Mediterranean	West Africa
Three Months Ended June 30, 2020
Lease Operating Expense (3)	$3.70	$116	$81	$15	$20
Production and Ad Valorem Taxes	0.73	23	23	—	—
Gathering, Transportation and Processing	4.35	136	133	3	—
Other Royalty Expense	0.10	3	3	—	—
Total Production Expense	$8.88	$278	$240	$18	$20
Total Production Expense per BOE		$8.88	$10.63	$3.82	$4.98
Three Months Ended June 30, 2019
Lease Operating Expense (3)	$4.26	$133	$114	$9	$10
Production and Ad Valorem Taxes	1.28	40	40	—	—
Gathering, Transportation and Processing	3.97	124	124	—	—
Other Royalty Expense	0.03	1	1	—	—
Total Production Expense	$9.54	$298	$279	$9	$10
Total Production Expense per BOE		$9.54	$11.64	$2.82	$2.47
Six Months Ended June 30, 2020
Lease Operating Expense (3)	$4.03	$267	$189	$28	$50
Production and Ad Valorem Taxes	0.90	60	60	—	—
Gathering, Transportation and Processing	4.30	285	279	6	—
Other Royalty Expense	0.11	7	7	—	—
Total Production Expense	$9.34	$619	$535	$34	$50
Total Production Expense per BOE		$9.34	$11.36	$3.19	$5.88
Six Months Ended June 30, 2019
Lease Operating Expense (3)	$4.78	$292	$239	$19	$34
Production and Ad Valorem Taxes	1.42	87	87	—	—
Gathering, Transportation and Processing	4.35	266	266	—	—
Other Royalty Expense	0.07	4	4	—	—
Total Production Expense	$10.62	$649	$596	$19	$34
Total Production Expense per BOE		$10.62	$12.75	$2.83	$4.44

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.

(2)	US production expense includes charges from our midstream operations that are eliminated on a consolidated basis.

(3)	Lease operating expense includes oil and gas operating costs (labor, fuel, repairs, replacements, saltwater disposal and other related lifting costs) and workover expense.
Production expense for second quarter and the first six months of 2020 decreased as compared with 2019, primarily due to the following:

•	decrease in US onshore due to production curtailments, as discussed further above;

•	decrease in US onshore lease operating expense (LOE) due to reductions in leased assets and lower labor and workover costs based on lower activity levels; and

•	decrease in US onshore production and ad valorem taxes due to lower commodity price realizations and assessed taxes;
partially offset by:

•	increase in West Africa LOE due to an increase in sales volumes and timing of expenses;

•	increase in LOE and gathering, transportation and processing expenses in Eastern Mediterranean due to Leviathan commencing production in late December 2019; and

•	increase in US onshore GTP due to second quarter 2020 costs relating to minimum processing fees not associated with minimum volume commitments in the DJ Basin.

The unit rate per BOE decreased for second quarter and the first six months of 2020 as compared with 2019 primarily due to the decrease in production expenses and the total increase in sales volumes.
Exploration Expense See Item 1. Financial Statements – Note 4. Impairments.
Depreciation, Depletion and Amortization (DD&A) Expense DD&A expense was as follows:

(millions, except unit rate)	Total	United States	Eastern Mediterranean	West Africa
Three Months Ended June 30, 2020
DD&A Expense	$290	$252	$16	$22
Unit Rate per BOE (1)	$9.26	$11.16	$3.39	$5.48
Three Months Ended June 30, 2019
DD&A Expense	$493	$457	$17	$19
Unit Rate per BOE (1)	$15.80	$19.07	$5.33	$4.69
Six Months Ended June 30, 2020
DD&A Expense	$752	$671	$35	$46
Unit Rate per BOE (1)	$11.35	$14.25	$3.28	$5.41
Six Months Ended June 30, 2019
DD&A Expense	$968	$896	$33	$39
Unit Rate per BOE (1)	$15.84	$19.17	$4.92	$5.10

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
DD&A expense for second quarter and the first six months of 2020 decreased as compared with 2019, primarily due to the following:

•	decreases in the Delaware Basin due to the first quarter 2020 impairment of proved properties;

•	decreases in the DJ Basin primarily due to year-end 2019 reserves additions and capital efficiencies; and

•	decreases in the Eagle Ford Shale due to the fourth quarter 2019 impairment of proved properties;
partially offset by:

•	increases in West Africa due to higher sales volumes.
The unit rate per BOE for second quarter and the first six months of 2020 decreased as compared with 2019, primarily due to the decrease in total DD&A expense and an increase in total sales volumes.
Asset Impairments See Item 1. Financial Statements – Note 4. Impairments.
Loss (Gain) on Commodity Derivative Instruments  We incurred a gain on commodity derivative instruments for the first six months of 2020 as compared with a loss on commodity derivative instruments for the first six months of 2019.
For the first six months of 2020, gain on commodity derivative instruments included:

•	net cash receipts of $314 million; and

•	net non-cash increase of $83 million in the fair value of our net commodity derivative liability, primarily driven by changes in the forward commodity price curves for crude oil.
For the first six month of 2019, loss on commodity derivative instruments included:

•	net cash settlement receipts of $15 million; and

•	net non-cash decrease of $167 million in the fair value of our net commodity derivative liability, primarily driven by changes in the forward commodity price curves for crude oil.
See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.

RESULTS OF OPERATIONS – MIDSTREAM
Second Quarter 2020 Significant Midstream Highlights:

•	total revenues of $144 million, as compared with $161 million for second quarter 2019;

•	commenced full service on the EPIC crude oil pipeline;

•	began transition to full NGL service on EPIC Y-Grade; and

•	commenced crude oil service on Delaware Crossing.

The following is a summarized statement of operations for our Midstream segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Midstream Services Revenues – Third Party	$26	$20	$51	$44
Sales of Purchased Oil and Gas	29	52	112	85
Loss from Equity Method Investments	(3)	(2)	(8)	—
Intersegment Revenues	92	91	207	197
Total Revenues	144	161	362	326
Operating Costs and Expenses	31	41	64	77
Depreciation, Depletion and Amortization	26	26	52	51
Cost of Purchased Oil and Gas	29	48	109	79
Goodwill Impairment	—	—	110	—
Total Expense	86	115	335	207
Income Before Income Taxes	$58	$46	$27	$119
Midstream Revenues Midstream services revenues - third party are generated from Noble Midstream Partners' gathering and processing and fresh water delivery services provided to third parties. Amounts in 2020 exceed those of 2019 due to an increase in throughput volumes from additional well connections in the DJ and Delaware Basins.
Intersegment revenues generated by the Midstream segment depend primarily on the volumes of crude oil, natural gas and water for which services are provided to dedicated acreage for our E&P business. These volumes are affected by the level of drilling and completion activity and by changes in the supply of, and demand for, crude oil, NGLs and natural gas in the markets served directly or indirectly by our midstream assets.
Sales and Costs of Purchased Oil and Gas Sales and costs of purchased oil for the six months ended June 30, 2020 increased as compared with 2019 due to an increase in throughput volumes driven by additional well connections in first quarter 2020 as compared to 2019. Sales and costs of purchased oil for the three months ended June 30, 2020 decreased as compared to 2019 due to the significant drop in oil prices in second quarter 2020.
Operating Costs and Expenses Operating costs and expenses are lower in 2020 as compared to 2019 as a result of cost reduction initiatives, particularly for the three months ended June 30, 2020.
Loss from Equity Method Investments Loss from equity method investments for all periods presented are due to operating losses incurred by certain of Noble Midstream Partners' equity method investments prior to the projects fully coming online. These losses, which primarily relate to EPIC crude oil pipeline and EPIC Y-Grade, are partially offset by income from the Saddlehorn Pipeline beginning in first quarter 2020 and earnings from Advantage Pipeline for both 2020 and 2019.
Goodwill Impairment See Item 1. Financial Statements – Note 4. Impairments.

RESULTS OF OPERATIONS – CORPORATE
Expenses related to debt, such as interest and other debt-related costs, headquarters depreciation, corporate general and administrative (G&A) expenses, exit costs, corporate restructurings and certain costs associated with mitigating the effects of our retained Marcellus Shale transportation agreements, are recorded at the Corporate level.
Transportation Exit Cost Revenues and expenses associated with retained Marcellus Shale transportation contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Sales of Purchased Gas (1)	$16	$23	$33	$50
Cost of Purchased Gas (1)	30	37	61	79
Firm Transportation Exit Cost (2)	—	—	—	92

(1)
Relates to third party mitigation activities we engage in to utilize a portion of our Marcellus Shale transportation commitments. Cost of purchased gas includes utilized and unutilized transportation expense. Decreases in sales and cost of purchased gas related to lower natural gas prices in 2020 compared to 2019.

(2)	Represents exit costs related to future commitments to a third party resulting from a permanent capacity assignment.

General and Administrative Expense   G&A expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except unit rate)	2020	2019	2020	2019
G&A Expense	$63	$105	$148	$207
Unit Rate per BOE (1)	$2.01	$3.36	$2.23	$3.39

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
The significant decrease in G&A expense in 2020 compared to 2019 primarily relates to reduced employee costs, as well as a reduction in travel, office expenses and contractor costs. The unit rate per BOE for second quarter and the first six months of 2020 also decreased as compared with 2019 due to the reduction in G&A expense and the increase in the total sales volumes.
Other Operating Expense, Net Other operating expense, net includes $40 million of impairment expense for a finance lease right-of-use asset relating to a corporate real estate lease. See Item 1. Financial Statements – Note 4. Impairments. Additionally, other operating expense, net, includes $30 million of corporate restructuring costs including cash severance, termination benefits and acceleration of stock-based compensation for workforce reductions.
Interest Expense and Capitalized Interest   Interest expense and capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except unit rate)	2020	2019	2020	2019
Interest Expense, Gross	$90	$90	$181	$177
Capitalized Interest	(3)	(27)	(13)	(48)
Interest Expense, Net	$87	$63	$168	$129
Unit Rate per BOE (1)	$2.78	$2.02	$2.54	$2.11

(1)	Consolidated unit rates exclude sales volumes and expenses attributable to equity method investments.
Interest expense, gross, for second quarter and the first six months of 2020 remained relatively flat as compared with 2019. See Item 1. Financial Statements – Note 8. Debt. Capitalized interest for second quarter and the first six months of 2020 decreased as compared with 2019, primarily due to lower work in progress amounts with Leviathan commencing production late December 2019.
The unit rate per BOE for second quarter and the first six months of 2020 increased as compared with 2019, primarily due to the increase in net interest expense partially offset by the increase in total sales volumes.
LIQUIDITY AND CAPITAL RESOURCES
Impact of Commodity Price Environment and COVID-19
Recent events, as further described in Management's Discussion & Analysis - Executive Overview and Operating Outlook, have significantly impacted our financing strategy. The magnitude of lower commodity prices, combined with continued global uncertainty surrounding the COVID-19 pandemic, is unprecedented. Additionally, on July 20, 2020, the Chevron Merger Agreement was announced. See Management's Discussion & Analysis - Executive Overview and Operating Outlook.
Due to the current commodity price environment, the duration of which could be prolonged, we have delayed certain development projects and exploration activities in order to preserve our financial liquidity. Additionally, we have adjusted our shareholder return initiatives, including our dividend, when determining how to best allocate our capital and cash resources to maintain maximum liquidity. In April 2020, we announced a reduction of our quarterly dividend to $0.02 per Noble Energy common share, which is expected to preserve approximately $195 million in annualized cash flow.
Our liquidity is also impacted by our credit rating which along with our competitors in the oil and gas industry is periodically reviewed by the various credit rating agencies. Given current market conditions, credit rating agencies have increased the frequency and number of negative outlooks and/or downgrades to companies in our industry. We expect the rating agencies will continue to review our credit ratings in light of the current economic environment and our indebtedness levels, and we can provide no assurance that we will not be downgraded from investment grade or other by one or more agencies in the future. A downgrade in our credit rating below investment grade could, among other things, restrict our access to the commercial paper market, increase the interest rate and fees we pay on our $4.0 billion Revolving Credit Facility, and increase the costs of future borrowings. Further, a downgrade could limit the size and availability of future borrowings and those borrowings could include much more restrictive terms than our previous borrowings, such as posting of collateral, cash or other security. A credit rating downgrade could impact the counterparties with which we can transact, including current and potential partners with which we develop long-term projects. See Item 1A. Risk Factors.

Our liquidity could also be impacted by counterparty credit risk. We closely monitor the credit worthiness of all counterparties with whom we do business. When considered necessary, we obtain letters of credit or other credit enhancements to mitigate risks associated with certain counterparties.
Additionally, our liquidity is impacted by the amount of distributions we receive from Noble Midstream Partners. In March 2020, Noble Midstream Partners announced a reduction in their quarterly distribution to $0.1875 per unit which reduced cash received from distributions beginning in second quarter 2020.
Our focus on liquidity is allowing us to address current volatility and risk. During the first six months of 2020, our primary sources of liquidity were cash flows from operations, cash on hand and borrowings under our Revolving Credit Facility, which does not mature until 2023. Cash flows from operations includes $314 million of cash received in the settlement of derivative instruments, which we utilize to protect liquidity, provide risk mitigation and support cash flow predictability.
In March 2020, we borrowed $1.0 billion, net, on our $4.0 billion Revolving Credit Facility. These borrowings were used to increase our cash on hand balance in an abundance of caution to mitigate potential future issues in the global financial system. In June 2020, we repaid $675 million, net, of borrowings under the Revolving Credit Facility, leaving $325 million outstanding at June 30, 2020. As of June 30, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of June 30, 2020, our total debt to capitalization ratio was below 40%.
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
Subject to certain limitations under the Chevron Merger Agreement, we will continue to consider strategic farm-out arrangements of our working interests for reimbursement of our capital spending. Additionally, we consider repatriations of foreign cash to increase our financial flexibility and fund our capital investment program.
We believe these factors position us to have sufficient liquidity to address the current downturn in commodity prices. However, we are unable to predict how long commodity demand and prices will continue to be depressed, nor are we able to predict whether prices will continue to decline. Our financing strategy in future periods could include further reductions to capital spending, additional borrowings under our $4.0 billion Revolving Credit Facility, further changes to our dividend, proceeds from asset divestitures, or issuance of new debt or equity securities and/or extension of debt maturities, among others. In addition, we may from time to time seek to retire or purchase our outstanding senior notes through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual requirements and other factors. These actions to our financing strategy are subject to certain limitations under the Chevron Merger Agreement.
Available Liquidity
The following table summarizes our cash, debt balances and available liquidity:

	June 30, 2020			December 31, 2019
(millions, except percentages)	Noble Energy Excluding Noble Midstream Partners	Noble Midstream Partners	Total	Noble Energy Excluding Noble Midstream Partners	Noble Midstream Partners	Total
Cash and Cash Equivalents	$311	$13	$324	$471	$13	$484
Amounts Available for Borrowing (1)	3,675	—	3,675	4,000	—	4,000
Total Liquidity (1)	$3,986	$13	$3,999	$4,471	$13	$4,484

Total Debt (2)	$6,402	$1,635	$8,037	$6,089	$1,495	$7,584
Noble Energy Share of Equity			$4,003			$8,410
Ratio of Debt-to-Book Capital (3)			67%			47%

(1)	Excludes $415 million available for borrowing under the Noble Midstream Services Revolving Credit Facility, which is not available to Noble Energy for general corporate purposes.

(2)	Excludes unamortized debt discount/premium and debt issuance costs. See Item 1. Financial Statements – Note 8. Debt.

(3)
We define our ratio of debt-to-book capital as total debt divided by the sum of total debt plus Noble Energy's share of equity. This ratio is not used in determining compliance with the financial covenant in our $4.0 billion Revolving Credit Facility. As of June 30, 2020, we are in compliance with the financial covenant contained in our Revolving Credit Facility which provides that our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, may not exceed 65% at any time. As of June 30, 2020, our total debt to capitalization ratio, as defined in the Revolving Credit Facility agreement, was below 40%. See Impact of Commodity Price Environment and COVID-19, above.

Cash and Cash Equivalents   We had approximately $324 million in cash and cash equivalents at June 30, 2020, primarily denominated in US dollars and invested in money market funds and short-term deposits with major financial institutions. Approximately $272 million of this cash is attributable to our foreign subsidiaries. We do not expect to incur significant US income tax expense with respect to future repatriation of foreign cash.
Revolving Credit Facilities Noble Energy's $4.0 billion Revolving Credit Facility and the Noble Midstream Services Revolving Credit Facility of nearly $1.2 billion both mature in 2023. These committed facilities are used to fund capital investment programs, acquisitions and amounts for working capital purposes.
At June 30, 2020, $325 million was outstanding under the Noble Energy Revolving Credit Facility, leaving $3.7 billion available for borrowing, and $735 million was outstanding under the Noble Midstream Services Revolving Credit Facility, leaving $415 million available for borrowing.
See Item 1. Financial Statements – Note 8. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(millions)	2020	2019
Operating Activities	$400	$1,092
Investing Activities	(965)	(1,697)
Financing Activities	405	488
Decrease in Cash, Cash Equivalents and Restricted Cash	$(160)	$(117)
Operating Activities   Cash provided by operating activities for the first six month of 2020 decreased $692 million as compared with 2019. The decrease was primarily driven by reductions in revenues as a result of the current commodity price environment. These impacts were partially offset by cash received for settlements of commodity derivatives of $314 million, as compared with cash receipts of $15 million in the prior year.
Investing Activities   Cash used in investing activities decreased approximately $732 million for the first six months of 2020 as compared with 2019, primarily due to decreases of $681 million in capital spending for property, plant and equipment due to reduced capital spend for Leviathan, which came online late December 2019, and reduced spending primarily in our US onshore business as a result of the current commodity price environment and the COVID-19 pandemic. During the first six months of 2020, cash used for additions to equity method investments was $187 million lower than in the first six months of 2019. These decreases were partially offset by reductions in proceeds from divestitures, as we had $18 million of proceeds in the first six months of 2020 as compared to $123 million in the prior year.
Financing Activities   Our financing activities during the first six months of 2020 primarily included net borrowings of $325 million under our $4.0 billion Revolving Credit Facility and net borrowings of $140 million on the Noble Midstream Services Revolving Credit Facility. Additionally, we received contributions from noncontrolling interest owners of $81 million, which primarily related to external funding received for Noble Midstream Partners' investment in Saddlehorn. During the first six months of 2020, we paid $68 million of cash dividends to Noble Energy shareholders.
Our financing activities during the first six months of 2019 included net borrowings of $240 million under the commercial paper program, net borrowings of $310 million on the Noble Midstream Services Revolving Credit Facility and the receipt of $99 million of preferred equity, net of offering costs. In addition, we paid $111 million of cash dividends to Noble Energy shareholders.
See Item 1. Financial Statements – Consolidated Statements of Cash Flows.

Capital Expenditure Activities
Our capital expenditures (on an accrual basis) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Unproved Property Acquisition (1)	$—	$4	$—	$39
Proved Property Acquisition (1)	1	—	7	4
Exploration	3	4	15	18
Development	91	578	431	1,192
Midstream	5	52	48	118
Corporate	4	9	11	18
Other Exploration & Production(2)	3	4	43	13
Total	$107	$651	$555	$1,402

Additions to Equity Method Investments
Saddlehorn Pipeline (3)	$—	$—	$87	$—
EPIC Y-Grade	—	28	14	151
EPIC Crude Holdings	—	114	33	218
Delaware Crossing	—	1	17	39
Other	3	1	4	7
Total Additions to Equity Method Investments (4)	$3	$144	$155	$415

Increase in Finance Lease Obligations	$2	$1	$10	$3

(1)	Costs relate to US onshore leasehold activity.

(2)	2020 amount includes $34 million of linefill purchased in first quarter 2020 for start-up of the EPIC crude oil and Delaware Crossing pipelines. This amount is included within our US onshore segment.

(3)	Represents amount contributed by Noble Midstream Partners and excludes $73 million of externally funded capital.

(4)	Includes an immaterial amount of capitalized interest. See Item 1. Financial Statements – Note 5. Acquisitions, Divestitures and Equity Method Investments.
Development costs decreased significantly compared to 2019 due to decreased capital spend for the Leviathan project, which commenced production in late December 2019, as well as decreases in our US onshore capital spending in response to the current commodity price environment and impacts from the COVID-19 pandemic. For the six months ended June 30, 2020, development costs included approximately $384 million for US onshore, prior to intersegment eliminations, $41 million for Eastern Mediterranean and $34 million for West Africa.
Capital spending by our Midstream segment also decreased compared with 2019, primarily due to reduced spend in response to the commodity price environment and COVID-19 pandemic.
Dividends
In July 2020, our Board of Directors declared a quarterly cash dividend of $0.02 per Noble Energy common share, which will be paid on August 24, 2020 to shareholders of record on August 10, 2020. The amount of future dividends will be determined on a quarterly basis at the discretion of our Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We are exposed to market risk in the normal course of business operations and the volatility of commodity prices continues to impact the oil and gas industry. For discussion of current and anticipated impacts of the current commodity price environment and the COVID-19 pandemic, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview & Operating Outlook.
At June 30, 2020, our open commodity derivative instruments were in a net liability position with a fair value of $105 million. Based on the June 30, 2020 published commodity futures price curves for the underlying commodities, a hypothetical price increase of 10% per Bbl for both crude oil and NGLs and 10% per MMBtu for natural gas would increase the fair value of our net commodity derivative liability by approximately $84 million. Even with certain hedging arrangements in place to mitigate the risk of commodity price volatility, our 2020 revenues and results of operations will be adversely affected if commodity prices continue to decline. See Item 1. Financial Statements – Note 11. Derivative Instruments and Hedging Activities.
Interest Rate Risk
Changes in interest rates affect the amount of interest we pay on certain of our borrowings. Outstanding borrowings under the Noble Revolving Credit Facility, Noble Midstream Services Revolving Credit Facility, and Noble Midstream Services Term Loan Credit Facilities, which as of June 30, 2020 total nearly $2.0 billion and have a weighted average interest rate of 1.44%, are subject to variable interest rates which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. While we currently have no interest rate derivative instruments as of June 30, 2020, we may invest in such instruments in the future in order to mitigate interest rate risk.
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

•	our ability to make and integrate acquisitions or execute divestitures;

•	access to resources;

•	the adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations, and the markets and communities in which we operate; and

•	the completion of the Chevron Merger Agreement.
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
Forward-looking statements are typically identified by use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” and similar words, although some forward-looking statements may be expressed differently. These forward-looking statements are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the quarterly report on Form 10-Q for the quarter ended March 31, 2020 and in this quarterly report on Form 10-Q for the quarter ended June 30, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 is available on our website at www.nblenergy.com.

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
Item 1A.    Risk Factors
Due to the Company’s proposed Chevron Merger, and due to the current environment, there have been material changes to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. For a complete discussion of the Company’s risk factors, refer to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the following risk factors:
We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Chevron Merger on employees and those that do business with us may have an adverse effect on Noble Energy. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Chevron Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Employee retention at Noble Energy may be challenging during the pendency of the Chevron Merger, as employees may experience uncertainty about their roles. In addition, the Chevron Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Chevron Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Chevron Merger.
We may be subject to lawsuits relating to the Chevron Merger, which could adversely affect our business, financial condition and operating results.
Noble Energy, Chevron and/or their respective directors and officers may be subject to lawsuits relating to the Chevron Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our common stock and our future business and financial results.
Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Chevron Merger Agreement by Noble Energy stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Chevron Merger and the receipt of other applicable customary regulatory approvals, (3) the absence of any order or law prohibiting consummation of the Chevron Merger, (4) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the Securities and Exchange Commission and (5) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.

If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

•	the requirement that we pay Chevron a termination fee of approximately $176 million under certain circumstances provided in the Chevron Merger Agreement;

•
negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Chevron Merger will be completed;

•	having to pay certain significant costs relating to the Chevron Merger; and

•	the attention of our management will have been diverted to the Chevron Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.
The Chevron Merger Agreement limits our ability to pursue alternatives to the Chevron Merger.
The Chevron Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Chevron Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
Because the exchange ratio in the Chevron Merger Agreement is fixed and because the market price of Chevron common stock will fluctuate prior to the completion of the Chevron Merger, our stockholders cannot be sure of the market value of the Chevron common stock they will receive as consideration in the Chevron Merger.
Under the terms of the Chevron Merger Agreement, our stockholders will receive consideration consisting of 0.1191 of a share of Chevron common stock for each share of Noble Energy common stock, based on the closing price of Chevron common stock on July 17, 2020, the last trading day prior to the announcement of the Chevron Merger. The exchange ratio for the stock component of the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Chevron common stock or our common stock prior to the completion of the Chevron Merger.
If the Chevron Merger is completed, there will be a time lapse between the date of signing of the Chevron Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The respective market values of Chevron common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Chevron’s business and the Chevron Merger. Such factors are difficult to predict and in many cases may be beyond the control of Chevron and us. The actual value of the stock component of any merger consideration received by our stockholders at the completion of the Chevron Merger will depend on the market value of Chevron common stock at that time. This market value may differ, possibly materially, from the market value of Chevron common stock at the time the Chevron Merger Agreement was entered into or at any other time.
Our level of indebtedness, combined with the COVID-19 pandemic and recent developments in the global crude oil markets, may make us increasingly vulnerable to a downgrade in our credit rating. A downgrade in our credit rating below investment grade could have a material adverse impact on our financial condition, results of operations and cash flows.
From time to time, we have relied on access to capital markets for funding of certain of our operations. A downgrade in our credit rating could increase our cost of borrowings under our existing Revolving Credit Facility, limit access to our commercial paper program and limit access to private and public markets to raise debt.
A downgrade in our credit rating below investment grade could impact our access to, and terms available to us, with regards to future revolving credit facilities. For example, a downgrade in our credit rating could reduce the size of future revolving credit facilities and could require additional covenants, collateral requirements, and/or a number of other terms that are more restrictive than those currently included within our $4.0 billion Revolving Credit Facility.
These factors could significantly impact our ability to access capital markets, making it more difficult for us to fund our capital exploration and development programs, especially those related to our longer-term offshore projects.
Additionally, credit ratings are often analyzed by suppliers and other counterparties when they seek to engage in various transactions with us. A downgrade below investment grade may require us to post collateral, letters of credit, cash, and/or other forms of security as financial assurance of our performance under various contractual arrangements. A downgrade in our credit rating could limit counterparties willing to transact with us in the short-term, as well as counterparties willing to partner with us in development of long-term projects.
The occurrence of any of the foregoing could have a material adverse impact on our financial condition, results of operations and cash flows.
The COVID-19 pandemic and recent developments in the global crude oil markets have had, and may continue to have, material adverse consequences for the global economy, which have impacted our planned operational activities, and have had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic have significantly reduced global economic activity. Ongoing containment measures, which have included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, have resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. While certain containment measures have been relaxed, the remaining risks and uncertainty surrounding resurgence and reinstitution of more severe containment measures continue to reduce demand for crude oil and natural gas commodities. The longevity and severity of the impact of COVID-19 on the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe. We are unable to predict when, and if, an effective vaccine for COVID-19 will become available.
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
Collectively, these factors have contributed to significant negative global economic impacts, including a significant drop in demand for hydrocarbon products. In second quarter 2020, experts concluded that the United States fell into a recession beginning in first quarter 2020. Currently, estimates as to the duration of these impacts to the equity markets and global economy vary widely. These impacts could extend the time for the current crude oil markets to absorb excess supplies, resulting in suppressed crude oil prices for a number of future quarters.
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
The COVID-19 pandemic and impact of lower commodity prices have also caused disruptions in our distribution networks, including, among other things, storage and pipeline constraints and decreased demand from downstream consumers. These have the potential to result in claims of force majeure from transportation, processing, or other downstream service providers, as well as customers and other entities with which we conduct business. Prolonged constraints to the distribution chain could lead to repeated shut-ins and/or other production curtailment from certain of our US onshore wells in the future, further preventing us from producing our proved reserves. Additionally, these supply and demand dynamics have, and could again in the future, lead to negative commodity prices in the US, such as was the case with the May 2020 futures contracts whereby NYMEX WTI crude oil futures pricing was negative for one day in April 2020 driven by the contracts trading deadline with a physical settlement and buyers with available crude oil storage capacity being limited. In response to the current environment, certain domestic state regulators and commissions are considering measures that could, among other things, enforce state-wide limitations on crude oil production. Our future production levels could be negatively impacted if state or federal governments were to implement such production limitations in the future.
Additionally, reduced demand and increased commodity price volatility have contributed to increased short-term competition amongst fuel alternatives in the Eastern Mediterranean, where spot LNG prices have recently traded below prices in our long-term natural gas sales and purchase agreements.
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
The majority of our workforce continues to work remotely until the risks of COVID-19 are minimized. Additionally, in response to reduced development and activity levels stemming from the commodity price environment, we have placed a number of employees on furlough or part-time work programs. A remote workforce, combined with employee workforce reduction programs, could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, for the periods indicated, our share repurchase activity:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions)
4/1/2020 - 4/30/2020	16,799	$9.52	—
5/1/2020 - 5/31/2020	3,143	8.80	—
6/1/2020 - 6/30/2020	—	—	—
Total	19,942	$9.40	—	$455

(1)
Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of common stock issued under stock-based compensation plans.

(2)
During second quarter 2020, we did not repurchase shares under the $750 million share repurchase program, authorized by the Board of Directors and announced on February 15, 2018, which expires December 31, 2020.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger dated as of July 20, 2020, by and among Chevron Corporation, Chelsea Merger Sub Inc. and Noble Energy, Inc. (filed as Exhibit 2.1 to Form 8-K/A filed on July 22, 2020 (File No. 001-07964) and incorporated herein by reference)

3.1
Restated Certificate of Incorporation of Noble Energy Inc. (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2016 (File No. 001-07964) and incorporated herein by reference).

3.2
By-Laws of Noble Energy, Inc. (as amended through February 15, 2019) (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07964) and incorporated herein by reference).

10.1*
Noble Energy, Inc. 2020 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-07964) and incorporated herein by reference).

10.2*
Noble Energy, Inc. Short-Term Incentive Plan (Amended and Restated Effective January 1, 2020) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-07964) and incorporated herein by reference).

10.3*	Noble Energy, Inc. Amended and Restated 2020 Change of Control Severance Plan for Executives, filed herewith.

10.4*
Noble Energy, Inc. 2020 Executive Severance Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-07964) and incorporated herein by reference).

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

101
The following materials from Noble Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE ENERGY, INC.
(Registrant)

Date	August 3, 2020	By: /s/ Kenneth M. Fisher
Kenneth M. Fisher Executive Vice President, Chief Financial Officer